Form 10-K
period 1996-12-31
ALTAIR INTERNATIONAL GOLD INC
filed 1997-03-31
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________


                            ALTAIR INTERNATIONAL INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Province of Ontario, Canada            1-12497                    None
----------------------------   ---------------------   -------------------------
(State or other jurisdiction   (Commission File No.)        (IRS Employer
    of incorporation)                                      Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245

|_|      Securities registered pursuant to Section 12(b) of the Act:  None

|X|      Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 28, 1997, based upon the closing sale price of the Common Stock on the Alberta Stock Exchange of $11.75 per share on February 27, 1997, was approximately $140,587,375. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

         As of February 28, 1997, the Registrant had 15,110,245 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K
                                                                                                     Page

PART I     ...........................................................................................  1

Item 1.    Business...................................................................................  1
           --------
           General....................................................................................  1
           Target Markets.............................................................................  2
           Technology and Proprietary Rights..........................................................  3
           Competition................................................................................  4
                  Alternative Technologies............................................................  4
                  Competing Products..................................................................  4
           Plan of Operation..........................................................................  5
                  Business Development................................................................  5
                  Research, Testing and Development...................................................  5
           Subsidiaries...............................................................................  7
           TMI Merger.................................................................................  7
           Government Regulation and Environmental Concerns...........................................  8
           Employees..................................................................................  8
           Glossary of Terms..........................................................................  8

Item 2.    Properties.................................................................................  9
           ----------

Item 3.    Legal Proceedings..........................................................................  9
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders........................................  9
           ---------------------------------------------------

PART II    ........................................................................................... 10

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters................... 10
           ------------------------------------------------------------------------
           Market Price............................................................................... 10
           Dividends.................................................................................. 11
           Restrictions on Transfer................................................................... 11
           Transfer Agent and Registrar............................................................... 12
           Canadian Taxation Considerations........................................................... 12
           Recent Sales of Unregistered Securities.................................................... 12

Item 6.    Selected Financial Data.................................................................... 13
           -----------------------

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...... 14
           -------------------------------------------------------------------------------------
           Overview................................................................................... 14
           Results of Operations...................................................................... 15
           Liquidity and Capital Resources............................................................ 16

Item 8.    Financial Statements and Supplementary Data................................................ 17
           -------------------------------------------

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 17
           ------------------------------------------------------------------------------------

PART III   ........................................................................................... 18

Item 10.   Directors and Executive Officers of the Registrant......................................... 18
           --------------------------------------------------

Item 11.   Executive Compensation..................................................................... 19
           ----------------------
           Summary Compensation Table................................................................. 19
           Option Grants in 1996...................................................................... 20
           Options Exercised and Aggregate Remaining at Year-end...................................... 20
           Compensation of Directors.................................................................. 21
           Employment Agreements...................................................................... 21

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................. 21
           --------------------------------------------------------------

Item 13.   Certain Relationships and Related Transactions............................................. 22
           ----------------------------------------------

PART IV    ........................................................................................... 24

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 24
           ---------------------------------------------------------------
           (a)    Documents Filed..................................................................... 24
                  ---------------
                  1.       Financial Statements....................................................... 24
                  2.       Financial Statement Schedule............................................... 24





                  3.       Exhibit List............................................................... 25
           (b)    Reports on Form 8-K................................................................. 26
                  -------------------
           (c)    Exhibits............................................................................ 26
                  --------
           (d)    Financial Statement Schedule........................................................ 26
                  ----------------------------

SIGNATURES ........................................................................................... 27

                            EXCHANGE RATE INFORMATION


           Except as otherwise indicated, all dollar amounts herein, including amounts set forth in the Financial Statements appearing on pages F-1 to F-18 hereof, are expressed in Canadian dollars. In addition, the Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in certain respects from those generally accepted in the United States. See Note 13 to the Financial Statements which appears on page F-15 hereof.

           The following exchange rates represent the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York. The following table sets forth, for each of the years indicated, the period end exchange rate, the average exchange rate (i.e., the average of the exchange rates on the last day of each month during the period), and the high and low exchange rates of the Canadian dollar in exchange for U.S. currency for the years indicated below, based on the noon buying rates.


                                                                         Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------

                                       1996             1995             1994             1993             1992             1991
                                    -----------      -----------      -----------      -----------      -----------      -----------

                                                                     (US dollar per Canadian dollar)

High...............................    .7513            .7527            .7632          .8046            .8757            .8926

Low................................    .7235            .7023            .7103          .7439            .7761            .8587

Average............................    .7329            .7305            .7299          .7729            .8235            .8726

 Year End..........................    .7301            .7323            .7128          .7544            .7865            .8652


------------------

                                     PART I


Item 1.  Business

General

         A glossary of technical terms used in the following description of the Company's business is set forth at the conclusion of this Item 1.

         Altair International Inc. (the "Company" or "Altair") was incorporated under the laws of the province of Ontario, Canada in April 1973 for the purpose of acquiring and developing mineral properties. Since 1994, the Company has increasingly shifted its emphasis from acquisition and development of mineral properties to the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminants. In furtherance of this purpose, during 1996 the Company acquired the rights to the Campbell Centrifugal Jig, through a merger involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company, and Trans Mar, Inc., a Washington corporation ("TMI"). See "--TMI Merger." The Campbell Centrifugal Jig (the "CJ") is a patented device capable of segregating and recovering extremely fine mineral particles or contaminants which are not presently commercially recoverable utilizing conventional techniques or processes. See "--Technology and Proprietary Rights."

         Management of the Company views the acquisition of TMI as strategically significant. As a result of the acquisition, the Company now owns patented technology believed to be state-of-the-art in the commercial recovery of extremely fine, heavy particulate matter. The acquisition has added to the
Company's historical minerals acquisition and exploration operations an opportunity to become a developer of unique minerals processing technology.

         The CJ segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughput. What makes the CJ unique, in management's opinion, is the ability to economically recover smaller particles than can be presently recovered by competing gravity technologies due to the fact that density variations are accentuated when particles are subjected to centrifugal force. While not yet confirmed through actual operations, the cost to manufacture and operate the CJ is expected to be substantially similar to the cost to manufacture and operate competing gravity separators which can only process particles larger than 100 mesh. In contrast, the Company's tests indicate that the CJ can process feeds as small as 400 mesh. See "--Competition." CJ testing to date has yielded product quality (grade and contaminates) equivalent to those technologies processing larger particles. See "--Target Markets."

         Several prototype and demonstration jigs have been built and tested by the Company and TMI. Continued field testing of the CJ is being undertaken to identify any design problems that may reside in the CJ technology, evaluate the CJ's ability to perform sustained operations, determine the potential for downtime during such operations and estimate the anticipated maintenance costs associated with continued operations. In addition, field testing is being carried out to improve operating design for specific applications. There can be no assurance that the testing program will be successful for all applications or that testing will demonstrate the CJ to be economically attractive to end users.

         Most recently, the Company has focused on testing of its Series 12 CJ, designed to be capable of processing 120 tons of solids per day. A demonstration unit of the Series 30 CJ, designed to be capable of processing 500 tons of solids per day, is currently in the final design stage and testing is planned for the first half of 1997. See "--Plan of Operation." The volume of solids per day that the Series 12 and Series 30 CJs are actually capable of processing has not yet been established through testing; however, the Company expects that planned testing over the next twelve months will confirm that the CJs can actually process the volumes they have been designed to process. Larger CJ units may be designed and, the Company believes, can be readily constructed. Also, multiple units may be used in series or parallel configurations to process high volume operations.

         Demonstration tests conducted by the Company and TMI suggest economic potential for the use of the CJ in a number of applications, including:

         o     Recovery of ultrafine gold from waste streams or former tailings
         o Recovery of zircon, rutile, leucoxene, and other valuable fractions from heavy mineral sand operations, especially from finely sized waste piles
         o     Sulfur and ash removal from fine coal
         o     Recovery of iron ore fines from fine tailings
         o Concentration of heavy minerals, such as anatase, aparite, barite, cassiterite, chromite, columbite, industrial diamonds, fluorite, various garnets, monazite, tantalite and wolframite
         o     Remediation of nuclear waste

         The Company is a development stage firm and has been since its inception. The Company to date has derived no revenues from product sales or otherwise.

Target Markets

         The Company's present focus is on developing markets for the CJ that have the greatest near-term profit potential-- minerals recovery, coal washing and environmental remediation. In the minerals arena, the Company is seeking royalty or limited licensing agreements with mineral producers where there is potential for value added to the beneficiation process, especially heavy mineral sands and placer gold operations. Verification testing with the CJ has confirmed the CJ's potential for recovery of zircon from heavy minerals sand dry mill tails in Florida and titanium dioxide (TiO2) from a pigment processing plant in the southern United States. Phase 1 and 2 trials conducted by the Company during 1996 have separated commercial grade zircon products while withdrawing a larger portion of zircon from the feed ore than other high volume processing equipment in use today. Tests on zircon/contaminate feeds conducted by the Company in 1996 have yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit. Comparisons of these results to existing commercial zircon spiral circuit results, must be qualified because the CJ results are based on a single pass through the unit while results from conventional circuits typically include processing through 6 or more successive banks of spirals. Without disclosure of proprietary spiral performance information, the Company believes the CJ's recovery rate is higher than other high volume processing equipment currently available, while delivering a commercial grade zircon product.

         At the pigment processing plant in the southern United States, the CJ is being tested for installation into an intermediate step in the plant process in the function of a "scavenger circuit" designed to recover titanium dioxide and thereby mitigate losses. Preliminary testing results have yielded an upgraded titanium dioxide product which is suitable for reintroduction into the plant processing stream. There can be no assurance that testing will demonstrate the CJ to be economically attractive to end users. See "--Plan of Operation."

         Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. Titanium is used primarily as a basic component of paint. The Company believes the domestic and international markets for both of these products are significant and well established. Both are commodities traded in bulk, usually under long term contracts. There is also a market for "bag material," often traded as a spot-priced product. The U.S. Geologic Survey has reported that production of titanium dioxide in the United States during 1995 was approximately 1,280,000 metric tons, representing a market value of approximately $2.6 billion. The U.S. Geologic Survey does not report zirconium production for the United States, however, according to the 1993 Mineral Commodities Summaries prepared by the U.S. Department of the Interior, Bureau of Mines, consumption of zirconium in the United States during 1992 was approximately 75,000 metric tons, representing a market value of approximately $16.1 million.

         Additionally, the Company believes there are a number of proven mineral deposits in the United States which have not been developed because they have very fine particle sizes which current gravity separation technology cannot recover economically. The Company intends to acquire and process these deposits with the CJ, and believes that acquisition costs will be relatively low, as these deposits have limited value without an economical means to process them. To this end, the Company has recently leased approximately 3,600 acres of land containing fine heavy minerals near Camden, Tennessee. The Company has commenced mineral deposit characterization studies. Work on the property has included geologic mapping, sampling, and an initial series of four auger holes. Initial test drilling has encountered high grades of various heavy minerals, including zircon, rutile and ilmenite.

The first drill holes were on 200 foot centers and intersected a 95 foot average sand thickness. Samples were collected for each 5 foot drill interval, screened to remove slimes (extremely fine particles) and heavy mineral content determined. The full sand section contains concentrations of heavy minerals and all holes cut a 15 to 25 foot thick sand bed in which heavy mineral content exceeds 10 percent by weight. Select sample intervals were:

                                                           Weight %
                  Hole #          Interval Feet     (Total Heavy Minerals)
                  MR 101            25-90 ft                 4.4%
                  MR 104            45-95 ft                 5.8%
                  MR 103            40-70 ft                 7.1%

As a point of reference, most heavy mineral sand operations today process 2 to 3 percent total heavy mineral feeds. The Company intends to use the CJ to extract the minerals from this site. The Company has previously processed heavy mineral sands similar in character to the deposits located on the Company's leased property, and believes the CJ is an appropriate technology for this site. Verification testing with the CJ at the Company's test facility in Reno, Nevada is planned to commence in the first half of 1997. Such testing is designed to evaluate the CJ's potential to recover the valuable heavy minerals contained in the leased property. There can be no assurance that testing will demonstrate the CJ to be able to economically process the fine heavy minerals at this site. See "--Plan of Operation" and "Item 2. Properties."

         The Company has commenced testing of the CJ to evaluate its ability to remove fine pyrite particles and ash from coal fines, creating a saleable product from material currently discharged as mine waste. Tests conducted during 1990 in Montana removed about 85% of the pyrite and about 50% of the ash from high sulphur coals. Based on these test results, the Company believes utilities in the eastern United States may be able to use the CJ to remove pyrite from high sulphur eastern coals, potentially reducing the need to incur the expense of transporting low-sulphur western coals. The cost of transporting coal from Wyoming coal mining areas to the midwestern United States typically comprises 75% of the cost of the delivered coal product. In addition, removal of ash from coal offers other benefits to utilities, as ash reduces the thermal value of coal and causes undesirable environmental impacts. Verification testing with the CJ to demonstrate its ability to remove fine pyrite particles and ash is currently underway at Southern Illinois University with the participation of the Company and a United States coal producer. The CJ has been installed and extensive testing will take place over the next several months. In approximately 50 individual tests run to date, the CJ substantially reduced the amount of ash and pyrite from the fine coals tested. Tests which emphasized combustible recovery yielded combustible recoveries of 94% and 89%, ash rejections of 59% and 71% and product ash at 7.3% and 5.4%, respectively. Tests which emphasized machine throughput yielded combustible recoveries of 87% an 69%, ash rejections of 64% and 77%, and product ash at 5.5% and 5.5%, respectively. See "--Plan of Operation." There can be no assurance that testing will demonstrate the CJ to be economically attractive to end users.

         Testing of the CJ conducted under a grant from the U. S. Environmental Protection Agency at Montana College of Mineral Science and Technology during 1994 indicated that the CJ may be effective in removing heavy minerals from old mine and mill tailing sites. The 1994 tests indicated that the CJ removed approximately 64% of the fine pyrite contained in mill tailings in a single pass through the machine. Nearly 80% of the fine pyrite content of such tailings was removed in two passes through the machine. In 1995, the U.S. Department of Energy (the "D.O.E.") sponsored tests suggesting that the CJ may be capable of removing dense nuclear particles from radioactive waste. The tests conducted by the D.O.E. reported that the CJ was able to remove up to 54% of the contained nuclear contaminate in a single pass. Company management is currently exploring these potential environmental remediation applications.

Technology and Proprietary Rights

         In operation, the CJ utilizes a combination of standard mechanical jig and centrifugal technologies. The CJ is a simple, yet sophisticated piece of equipment. Containing only one moving part, the CJ is relatively economical to manufacture and management believes production machines, if completed, will be capable of sustaining high reliability and low maintenance costs in a production environment. See "--Plan of Operation." Use of the CJ requires no chemical additives. The Series 12 CJ stands about six feet tall, requires floor space of about 25 square feet and weighs approximately 2,000 lbs. Recently constructed jigs are mounted on a metal frame along with jig auxiliary equipment--pulse water pump and tank and control panel--for transport by truck and rapid on-site installation.

         A conventional jig separates a slurry of mineral particles as it flows across the top of a screen. Water is periodically pulsed up through the screen to eliminate interparticle friction and allow differential settling according to the variations in the net specific gravities of the ore. Heavier minerals are allowed to pass downward through the screen while lighter materials flow across the screen to a discharge point. The CJ operates according to conventional jig principles except that the screen surface is cylindrical and is rotated to subject the particles to centrifugal forces. As currently designed, materials to be processed by the CJ are introduced into the top of the CJ in a slurry mix with water. The slurry is diffused across the top of the interior of a vertical cylindrical screen which is rotating. Water is pulsed through the screen allowing differential separation in the slurry material. Heavy particles pass through the screen, are collected, and exit the machine in a "concentrate" stream. Lighter particles flow down the screen interior, are collected and exit out the bottom of the machine in a separate "tails" stream.

         The Company does not intend to establish its own manufacturing facility. Management is considering options for manufacture of the CJ, including manufacturing under contract, exclusive licensing, or a joint venture. The arrangement could eventually include an exclusive license for manufacture, warehousing and distribution of spare parts, as well as maintenance and leasing of the CJ. Currently, the Company has entered into an agreement with a full service machine shop located in Marysville, California, to manufacture the initial production models of the CJ. Under the terms of the agreement, the machine shop has constructed four Series 12 CJs.

         Initial patents on the CJ have been issued in the United States, South Africa, United Kingdom, Australia, and Canada. A second patent has been issued with respect to a critical component of the CJ in the United States, Australia, Canada, Great Britain, General European, and South Africa. There are patents in process on the CJ in Germany, France, and Japan. Application is underway for a third patent, which is based on recent changes to the CJ which are being developed by the Company.

Competition

         Alternative Technologies. Minerals processing technologies are predicated on the physical and chemical characteristics of the materials being processed. Contrasts in size, specific gravity, hardness, magnetic susceptibility, and electrical conductivity are physical characteristics that the processor exploits to selectively extract and concentrate mineral constituents. Variations in chemical reactivity and molecular affinity are also used to selectively segregate feed components.

         The CJ competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Spirals and cones are mechanical gravity separation devices commercially used in the recovery of heavy minerals from sand-sized feeds and are most effective when feed sizes are larger than 100 mesh. Recovery efficiency falls dramatically, however, with smaller feeds. In contrast, the Company's tests indicate that the CJ will separate particles sized from 20 to 400 mesh.

         Froth floatation is a minerals beneficiation process used to selectively separate sulfide particles by introducing chemical agents which attach to certain sulfides; once attached, the sulfides are separated by floatation. This method may be effective on particles as small as 200 mesh. Froth floatation requires the use of chemical agents and does not separate particles based on density as does the CJ. Froth floatation applications are limited to certain sulfide particles, and will not work on a broad range of heavy minerals.

         Heavy media separation is a process in which a feed containing both dense and light particles is fed into a solution whose specific gravity is midway between the particles to be separated. The light particles float to the surface of the solution, while the heavy particles sink. Heavy media separation is used primarily in the removal of ash from coal and in small scale analytic laboratory applications. Its application elsewhere is limited because the process is time consuming where the media required is highly viscous. Also, the cost of the media may limit the commercial usefulness of this method.

         Competing Products. The Company believes that the CJ currently has limited competition in the commercial segregation of dense particles contained in feeds between 100 and 400 mesh. A second centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the CJ. The Kelsey machine is more complicated in design, which the Company believes makes it more expensive to manufacture, operate and maintain in a production environment. As of mid-1995, according to the Kelsey jig's manufacturer, Geologics Pty. Ltd., 36 Kelsey jigs were in service at 28 sites worldwide, including two machines at one site in the United States. In addition, there exists another device that separates dense particles from feeds sized between 50 and 400 mesh, the Knelsen Bowl. The Knelsen unit is a batch concentrator best suited to small volumes. Knelsen units have been installed in various mining applications, primarily gold, throughout the world.

         The Company is a small player in an industry comprised of major mining companies possessing tremendous capital resources. The Company is an insignificant competitive factor in the industry. There is no assurance that competitors, many of whom may have significant capital and resources, will not develop or are not now in the process of developing competitive equipment.

Plan of Operation

         Business Development. Testing conducted to date by the Company indicates the CJ may have economic potential in a wide variety of industries, and management believes the CJ can be used for finely sized heavy minerals recovery, coal cleaning and environmental remediation. See "-- Target Markets". During the upcoming 12 months, the Company plans to continue developing these target markets, which may have near-term profit potential, through implementation of the following critical steps:

         (1) Continued field testing and demonstration of the CJ to improve operating design for specific applications. In addition, sustained operational testing is critical in determining if any material design problems reside in the CJ technology, if the CJ is capable of sustained operation with little downtime, and if its maintenance costs are low. See "--Research, Testing and Development."

         (2) Development of royalty, rental or limited licensing agreements with prospective industrial users and introduction of the Company's products into targeted markets.

         (3) Development of the Company's Camden, Tennessee heavy mineral sand resource property.

         (4) Acquisition and development of undervalued proven mineral deposits for which the Company's patented technology may provide an economic means of recovery.

         The Company's marketing efforts in the near future will continue to be directed to opportunities within North America, with future expansion into foreign markets developing over time. Because the Company does not intend to engage in the actual manufacture of its own products, the Company does not expect to purchase any manufacturing facility or significant manufacturing equipment. Management does not anticipate that the number of Company employees will significantly increase until the Company has sufficient sales and business activity to warrant additional employees. Management hopes that circumstances will warrant the addition of as many as nine new employees during the next 12-month period. Such new employees would be primarily engineering and technical staff to support testing, development and commercialization programs.

         Research, Testing and Development. Field testing to date suggests that the CJ possesses the ability to process continuous tonnage throughput in several applications. The CJ has multiple operating parameters -- primarily rotational speed, pulsing pressure, and screen characteristics -- which must be adjusted to fit the processing requirements of the particular feed stream being treated. Management believes that more extensive testing is needed to identify the most efficient operating parameters for specifically identified applications. Further, demonstration of sustained operation is critical to marketing efforts. To this end, the Company has installed or is in the process of installing the CJ in several test sites. Specifically designed research, testing and development efforts planned for the upcoming twelve months include the following:

         (1) The Company plans to construct, install and test a Series 30 CJ at a large heavy minerals sand processor located in Northern Florida for recovery of zircon from dry mill tails. The Series 30 CJ is designed to process 500 tons per day and is considered to be commercial sized for this application. Future testing will seek to verify increased CJ processing capacity and improve other operating design parameters. Also, sustained operational testing is intended to determine whether the CJ is capable of sustained operations with little downtime. Access to the Florida test site is controlled by a large heavy minerals sand producer that supplies test materials for processing. On-site testing, which is expected to be completed during 1997, is being conducted by a single Company employee. In addition, two additional Company employees provide periodic testing analysis and engineering services at the site. A Series 12 CJ unit will also be used to perform testing for removal of titanium dioxide (TiO2) from the tails stream of a pigment processing plant located in Mississippi. TiO2 to be processed from the pigment plant is extremely finely sized (from less than 10 mesh to less than 400 mesh) and testing is required to determine amenability of the material to processing by the CJ. Testing of this application is being performed by Company personnel at sites controlled by the owner of the pigment plant. Completion of this testing is scheduled to occur during the first half of 1997.

         (2) A newly constructed Series 12 CJ has recently been installed at the Southern Illinois University high bay coal test facility to test the CJ's capability to remove of fine pyrite and ash from high sulfur coals. A large, respected coal producer is co-sponsoring this testing effort, which is being performed by two Southern Illinois University test facility employees with periodic reviews conducted by Company employees as required. Altair management has planned the testing procedure and monitors test performance. Completion of this testing is scheduled to occur during the first half of 1997.

         (3) The Company has commenced mineral deposit characterization studies at its eastern U.S. minerals resource property. These studies should be completed during the first half of 1997. The Company intends to test the ore amenability to processing by the CJ at the Company's test facility located in Reno, Nevada. The Company's studies are being conducted by two independent consultants with periodic geologic characterization analysis provided by a Company employee. Altair plans to utilize a combination of Company employees and consultants for this testing. Amenability testing is scheduled to be completed during the first half of 1997.

         (4) The Company has established a CJ testing facility near Reno, Nevada to test samples supplied by mineral companies and other geographically diverse users. The facility will allow demonstrations of the CJ technology, will provide amenability testing for a variety of mineral ores, and will serve as a test site for on-going equipment design. The test facility is equipped with the latest version of the Series 12 CJ and is being placed in a "closed loop" circuit designed to take an initial charge of solids (0.5 to 2.0 tons) which can be continuously fed in slurry form to the centrifugal jig. Concentrate and tails streams produced by the jig may be accessed for sampling prior to recombination and return to the feed circuit.

         (5) Additional testing of fine gold recovery in placer operations is planned during 1997. The Company plans to use Company personnel, located at operating mine sites, to perform these tests.

         (6) The Company is currently in the final design stage of constructing a Series 30 CJ which the Company believes may be capable of more efficiently handling larger processing volumes than the smaller Series 12 CJ. The Company currently intends to retain the current manufacturer of the Series 12 CJ to manufacture the Series 30 CJ; however, the Company has not entered into a formal manufacturing agreement. The Company presently anticipates that construction of the new CJ will be completed during the first half of 1997 and the Company plans to install and test the machine at a large heavy minerals sand processing facility located in Northern Florida.

         Provided that the planned testing over the next twelve months as described above is successful, the Company believes the CJ would be ready at that time for commercial use in applications involving the recovery of titanium, zircon and gold. While such capabilities of the CJ could then be "marketed," the Company expects that the CJ's multiple operating parameters would need to be adjusted to fit each particular customer's and application's requirements. In the event any of the foregoing tests are not successful, the Company expects that it would conduct additional testing, the nature of which would depend upon the results obtained in the above-described tests.

Subsidiaries

         Altair International Inc.1 was incorporated under the laws of the province of Ontario, Canada in April 1973. The Company currently has two wholly owned subsidiaries: (i) Fine Gold Recovery Systems, Inc. ("Fine Gold") and (ii) Mineral Recovery Systems, Inc., a Nevada corporation ("MRS").

         Fine Gold was acquired by the Company in April 1994. Fine Gold is a development stage company with no operating revenues earned and no operating expenses incurred. The Company's acquisition of TMI in February 1996 was effected by merging TMI with and into Fine Gold. See "--TMI Merger." Fine Gold also now includes the operations of a wholly owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. which was merged with and into Fine Gold in June 1996. As discussed below, another wholly owned subsidiary of the Company formerly known as Carlin Gold Company is now operated under the name Mineral Recovery Systems, Inc. The Company intends that Fine Gold will hold and maintain CJ technology rights, including patents, and that Fine Gold will enter into a royalty arrangement to allow MRS to manufacture and commercially utilize the CJ.

         MRS2 was incorporated by the Company in April 1987. MRS previously has been involved in the exploration for minerals and development of unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. The Company currently intends that MRS will manufacture or arrange for the manufacture of the CJ for commercial sales, rental or royalty arrangements with end users. In addition the Company intends that MRS will lease or acquire and develop mineral properties, particularly properties that contain mineral resources that may be processed with the CJ.

TMI Merger

         The Company's acquisition of TMI was effected through a merger of TMI with and into Fine Gold (the "TMI Merger"). See "--Subsidiaries." The TMI Merger was effected pursuant to the terms and conditions of a Merger Agreement, dated as of February 8, 1996, entered into by and among the Company, Fine Gold and TMI (the "TMI Merger Agreement"), and approved by the shareholders of TMI at a special meeting of shareholders held on February 29, 1996.

          As a result of the TMI Merger: (i) TMI was merged with Fine Gold in accordance with the laws of the States of Washington and Nevada, with Fine Gold surviving as a wholly owned subsidiary of the Company; (ii) the Articles of Incorporation of Fine Gold became the Articles of Incorporation of the surviving corporation and the officers and directors of Fine Gold became the officers and directors of the surviving corporation, (iii) all outstanding options to purchase TMI stock were terminated and, in exchange therefor, the Company issued 580,000 Series E warrants, each entitling the holder thereof to purchase one share of the Common Stock, no par value, of the Company (the "Common Stock"), for $2.00 until January 31, 1997; (iv) all shares of the capital stock of TMI were converted into and exchanged for 1,919,957 shares of the Common Stock, which were issued and deposited into escrow pursuant to the terms of two escrow agreements. Of the 580,000 Series E Warrants issued, 561,586 were exercised prior to January 31, 1997; the remaining 18,414 have been cancelled. Of the 1,919,957 shares of the Common Stock deposited into escrow, 1,170,000 are to be released dependent upon Altair receiving revenues from the assets formerly held by TMI. The basis for share release is one share of Common Stock for each $1.80 in cash flow received by Altair, provided that no more than one-third of the original number of shares of Common Stock escrowed may be released in any one year over the first three years of the escrow. Shares of Common Stock still in escrow at the end of five years may be canceled by the Alberta Stock Exchange. The remaining 749,957 shares of Common Stock will be released from escrow to each former TMI shareholder at a rate equal to the greater of 15,000 shares or 5% of such shareholder's total escrowed holdings each calendar quarter. In addition, each former TMI shareholder or warrant holder is restricted from selling more than the greater of 15,000 shares or 10% of such holder's holdings in any calendar quarter.
--------
1 The Company was incorporated in April 1973 under the name Diversified Mines Limited which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November 1996.
2 MRS was formerly known as Carlin Gold Company. The name change was effective in June 1996.

Government Regulation and Environmental Concerns

         The Company's activities are subject to extensive federal, state and local laws and regulations controlling the exploration and mining of mineral properties as well as the processing and production of mineral products, and the possible effects of Company activities upon the environment. In addition, the Company's activities in the manufacture, development and testing of CJ equipment are also subject to extensive federal, state and local regulation. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation, and equipment manufacture and distribution. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (1) surface impact, (2) water acquisition and discharge, (3) site access, (4) reclamation, (5) wildlife preservation, (6) licenses and permits, and (7) maintaining fees for unpatented mining claims.

         The Company is committed to complying with and, to its knowledge, is in compliance with all governmental regulations. The Company's primary product, the CJ, does not require the addition of chemicals in its processing of minerals. However, the Company cannot predict the extent to which future legislation and regulation could cause the Company to incur additional operating expenses, capital expenditures, and/or restrictions and delays in the development of the Company's products and properties, including those with respect to unpatented mining claims.

Employees

         The business of the Company is currently managed by Dr. William P. Long, President and Chief Executive Officer of the Company, Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold, and Mr. Edward Dickinson, Director of Finance of MRS. In addition, MRS employs a senior process engineer, a technician and one part-time employee in an office management and administrative assistance capacity. There are no other employees of the Company or its subsidiaries.

         Other than the employment agreements of Dr. Long and Mr. Costin described below, there are no employment agreements between the Company or its subsidiaries and their respective executive officers. See "Item 11. Executive Compensation -- Employment Agreements." The future success of the Company will depend, in part, on its ability to attract and retain highly qualified technical, marketing and management personnel. There is no assurance the Company will be successful in retaining or attracting highly qualified individuals in key positions.

Glossary of Terms

         Amenability means responsiveness of an ore deposit to processing.

         Ash means inorganic residue remaining after coal combustion. Ash is an undesirable component of coal because it reduces thermal value and produces a waste product after combustion.

         Benificiate means to improve the grade of ore by processing.

         Centrifugal force means the component of force on a body in curvilinear motion that is directed away from the axis of rotation.

         Coal fines means finely pulverized coal particles which will pass through a 28 mesh screen.

         Coal washing means processing of pulverized coal to remove ash and pyrite.

         Environmental remediation means removal of harmful mineral particles from a site previously altered by human activities.

         Heavy minerals sands means beach or dune sands which contain a small fraction of heavy particles. Heavy mineral sands are commercially mined to produce titanium minerals and zircon.

         Jig means a device for concentrating minerals based on specific gravity and particle size.

         Mesh means one of the openings or spaces in a screen. The value (size) of the mesh is given as the number of openings per linear inch.

         Mill means a building with machinery for processing ore. (Dry mill refers to heavy minerals sand processing of dry materials.)

         Placer means deposits of sand, gravel and other detrital or residual material containing a valuable mineral which has accumulated through weathering and natural mechanical concentration processes.

         Pyrite means a yellowish-brown mineral sulfide containing iron and sulphur. Pyrite is an undesirable component of coal because sulphur dioxide gas is released when it is burned with coal.

         Specific gravity means the ratio of the mass of a solid or liquid to the mass of an equal volume of water at a specified temperature.

         Tails or tailings means those portions of washed ore that are regarded as too poor to be treated further, as distinguished from material (concentrates) that is to be smelted or otherwise utilized.

         Thermal value means a measure of the ability of a fuel (coal) to produce energy when ignited.


Item 2.  Properties

         The Company maintains a registered office at 67 Richmond Street West, Suite 500, Toronto, Ontario M5H 1Z5. In addition, the Company maintains an office at 1725 Sheridan Avenue, Suite 140, Cody, Wyoming 82414, which serves as the corporate headquarters for the Company and its Subsidiaries. Fine Gold and MRS maintain offices at 230 South Rock Boulevard, Suite 21, Reno, Nevada 89502. All three of these offices are leased from unrelated parties and are believed by management to be adequate for the Company's current needs. In the event that alternative or additional office space is required, the Company believes it will be readily available.

         The Company has leased approximately 3,600 acres of real property containing heavy minerals in the eastern United States, pursuant to leases entered into by MRS and multiple owners of the real property. The leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process and sell any minerals or other materials found on the land, in exchange for the payment of certain production royalties to the lessors for minerals mined and sold from the property. The leases typically are for a minimum term of ten years, and may be extended indefinitely provided the Company is actively conducting exploration, development or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event of MRS's breach of the terms of the lease.


Item 3.  Legal Proceedings

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. Currently, the Company is not involved in any suit, action or other legal proceedings, nor is it aware of any threatened suit, action or other legal proceedings, which management believes will materially and adversely affect the business or operations of the Company or its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1996, a special meeting of the shareholders of the Company was held on November 6, 1996, to consider and vote upon changing the name of the Company from "Altair International Gold Inc." to "Altair International Inc." The proposed name change was approved by the shareholders, with 5,050,832 votes cast in favor, 5,366 votes cast against, zero abstentions and zero broker non- votes.

                                     PART II


Item 5.  Market  for  the  Registrant's  Common  Stock  and  Related Shareholder
Matters

Market Price

         The Common Stock is publicly traded under the symbol "AIL" on the Alberta Stock Exchange (the "ASE"). The following tables set forth, on a quarterly basis, the high and low closing sales prices during the last two fiscal years for shares of the Common Stock on the ASE. All amounts are stated in Canadian dollars, the currency in which the prices are quoted.


                                                Low                   High
                                          ---------------      -----------------

Fiscal Year Ended
December 31, 1996:

         1st Quarter...................        1.78                   4.25
         2nd Quarter...................        2.70                   6.50
         3rd Quarter...................        3.98                   6.20
         4th Quarter...................        5.30                  11.40

Fiscal Year Ended
December 31, 1995:
         1st Quarter...................         .10                    .48
         2nd Quarter...................         .195                   .70
         3rd Quarter...................         .42                    .87
         4th Quarter...................         .60                   2.20




         In the United States, as of March 24, 1997, the shares of Common Stock were listed under the symbol ALTIF on the Nasdaq SmallCap Market. Previously the shares of Common Stock were quoted under the symbol AIGDF on the over-the-counter Bulletin Board maintained by the National Association of Securities Dealers. The prices listed below are stated in U.S. dollars, the currency in which they are quoted, and represent the closing high and low bid prices for shares of the Common Stock on the over-the-counter Bulletin Board during each quarter of 1996. No information on bid prices for the Common Stock prior to such time is available. In addition, quotes for the first quarter of 1996 represent only trading from March 27 through March 29. The bid prices are market quotations based on interdealer bid prices, without markup, markdown or commission, and may not represent actual transactions.


                                                Low                  High
                                        -----------------      -----------------

Fiscal Year Ended
December 31, 1996:

         1st Quarter...................         2.30                 2.30
         2nd Quarter...................         1.375                4.125
         3rd Quarter...................         2.85                 4.625
         4th Quarter...................         3.89                 3.31



         As of February 28, 1997, there were 15,110,245 outstanding shares of Common Stock, held by 360 holders of record. During the period from December 31, 1996, the date of the most recent financial statements, to February 28, 1997, 301,229 Series E warrants, 50,000 Series F warrants, and 40,000 options issued pursuant to the Option Plan were exercised.

Dividends

         The Company has never declared or paid dividends on the Common Stock. Moreover, the Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Restrictions on Transfer

         None of the shares of Common Stock or warrants to purchase shares of Common Stock issued by the Company have been registered under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, such shares and warrants constitute restricted securities and may not be resold or otherwise transferred in the United States unless they are registered under the Securities Act or an exemption from such registration is available. The Transfer Agent and Registrar for the Common Stock has been instructed that all shares sold by the Company in the United States must bear a legend advising the holder thereof of the foregoing restrictions. In addition, transfer of the shares of Common Stock in Canada are subject to Canadian provincial securities laws and exchange regulations, which may impose a holding period on shares of Common Stock acquired in certain private sales transactions.

         Certain shares of Common Stock are held in escrow in accordance with the terms and conditions of the TMI Merger and the Fine Gold Merger, and their transfer and release from escrow are subject to the terms of the escrow agreements governing such shares. Pursuant to the terms of the TMI Merger Agreement, all of the 1,919,957 shares of Common Stock issued in the TMI Merger were deposited into escrow (the "TMI Escrowed Shares"), and are governed by the terms of two escrow agreements dated as of February 27, 1996 and February 29th, respectively, among the Company, Hage Corporate Services, Inc., and the former TMI shareholders (collectively, the "TMI Escrow Agreements"). Of such 1,919,957 TMI Escrowed Shares, 1,170,000 (the "Performance Shares") are to be released based on the revenues, if any, received by the Company from the assets formerly held by TMI. For each $1.80 in revenue received by Altair from such assets, one TMI Escrowed Share will be released; provided, however, that no more than one-third of the original number of TMI Escrowed Shares may be released in any one year during the first three years of the escrow. As of December 31, 1996, none of such 1,170,000 Performance Shares had been released from escrow. The remaining 749,957 TMI Escrowed Shares (the "Principal Shares") are released from escrow in increments of the greater of 15,000 shares or 5% of each former TMI shareholder's total escrowed holdings each calendar quarter. As of December 31, 1996, approximately 542,202 of such 749,957 Principal Shares had been released from escrow. Except as may be required by reason of the death or bankruptcy of a holder of TMI Escrowed Shares, holders may not sell, assign or otherwise transfer TMI Escrowed Shares without the prior written consent of the Alberta Stock Exchange and in accordance with all applicable U.S. and Canadian securities laws.

         In connection with the Company's acquisition of Fine Gold, the Company and the former shareholders of Fine Gold entered into the Fine Gold Escrow Agreement, pursuant to which 650,000 shares of Common Stock of Altair issued to the former shareholders of Fine Gold were deposited in escrow pursuant to the terms of the Fine Gold Escrow Agreement (the "Fine Gold Escrowed Shares"). The Fine Gold Escrow Agreement provides that one Fine Gold Escrowed Share may be released for each $0.45 of (i) cash flow (as defined therein) or (ii) certain expenditures incurred by Fine Gold to maintain its assets. As of December 31, 1996, no Fine Gold Escrowed Shares had been released from escrow. Other than as may be required by reason of the death or bankruptcy of a holder of Fine Gold Escrowed Shares, such shares may not be sold, assigned or otherwise transferred. Holders of Fine Gold Escrowed Shares are entitled to exercise all voting rights accorded to such shares, but do not receive dividends, if any, declared with respect to such shares.

         In addition, the TMI Merger Agreement imposes certain additional limitations on the transferability of shares of Common Stock received in the TMI Merger. The TMI Merger Agreement limits the number of such shares that may be transferred by any holder thereof in any calendar quarter for one year after the closing of the TMI Merger to the greater of (i) 15,000 shares or (ii) the sum of
(a) 5% of the aggregate number of shares received by such holder in the TMI Merger plus 10% of the aggregate number of Warrant Shares (shares acquired upon exercise of the Series E warrants issued in the TMI Merger) then held by such holder. Commencing one year from the closing of the TMI merger, the number of shares described in subsection (ii)(a) of the foregoing sentence will be increased to 10%.

Transfer Agent and Registrar

         The Transfer Agent and Registrar for the Common Stock is Equity Transfer Services, Inc., Suite 800, 120 Adelaide, Toronto, Ontario, M5H 3V1.

Canadian Taxation Considerations

         Dividends paid on shares of Common Stock owned by non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax on dividends under the Income Tax Act (Canada) (the "Act") is 25%. However, Article X of the reciprocal tax treaty between Canada and the United States of America (the "Treaty") generally limits the rate of withholding tax on dividends paid to United States residents to 15%. The Treaty further generally limits the rate of withholding tax to 5% if the beneficial owner of the dividends is a U.S. corporation which owns at least 10% of the voting shares of the Company.

         If the beneficial owner of the dividend carries on business in Canada through a permanent establishment in Canada, or performs in Canada independent personal services from a fixed base in Canada, and the shares of stock with respect to which the dividends are paid is effectively connected with such permanent establishment or fixed base, the dividends are taxable in Canada as business profits at rates which may exceed the 5% or 15% rates applicable to dividends that are not so connected with a Canadian permanent establishment or fixed base. Under the provisions of the Treaty, Canada is permitted to apply its domestic law rules for differentiating dividends from interest and other disbursements.

         A capital gain realized on the disposition of shares of Common Stock by a person resident in the United States ("a non-resident") will be subject to tax under the Act if the shares held by the non-resident are "taxable Canadian property." In general, shares of Common Stock will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the shares of Common Stock in carrying on business in Canada or, pursuant to proposed amendments to the Act, where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the Company were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arms' length, or by any combination thereof. If the shares of Common Stock constitute taxable Canadian property, relief nevertheless may be available under the Treaty. Under the Treaty, gains from the alienation of shares of Common Stock owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property (which includes rights to explore for or to exploit mineral deposits) situated in Canada.

Recent Sales of Unregistered Securities

         Following is a summary of all securities of the Company sold during the fiscal year ended December 31, 1996 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than unregistered sales made in reliance on Regulation S. Unless otherwise indicated, all amounts set forth below are stated in Canadian dollars.

         On February 8, 1996, the Company entered into the TMI Merger Agreement, pursuant to which the Company issued 1,920,000 shares of Common Stock to the 45 shareholders of TMI (10 of which were accredited investors) and issued 580,000 Series E warrants to purchase one share of Common Stock. The transaction was effected in reliance upon the exemption from registration provided by Section 4(2), based on a number of considerations, including the following.

         Each former shareholder of TMI received a proxy statement which contained, among other things, descriptions of (i) the business and management of Altair, (ii) the shares of Common Stock to be issued in the TMI Merger, (iii) the terms and conditions of the TMI Merger Agreement, (iv) certain risk factors associated with the TMI Merger, (v) the reasons for and effects of the TMI Merger and the favorable recommendation of the Board of Directors regarding the TMI Merger, (vi) the tax consequences of the TMI Merger, (vii) the restrictions on transferability of the shares of Common Stock to be received in the TMI Merger, including those imposed by securities laws, the escrow to which the shares would be subject and the additional sale restrictions imposed by the TMI Merger Agreement itself, and (viii) the dissenters' rights afforded to the shareholders by Washington law.

Audited financial statements of Altair for the year ended December 31, 1995, a copy of the TMI Merger Agreement, and the Washington dissenters' rights provisions were included, among other things, as exhibits to the proxy statement. The former TMI Shareholders voted to approve the TMI Merger; none of the former TMI Shareholders exercised dissenters' rights.

         No general advertising or solicitation preceded the distribution of the Common Stock in the TMI Merger. Rather, the TMI Merger was a negotiated agreement which developed as a natural outgrowth of the pre-existing relationship between Altair and TMI. At the time the TMI Merger negotiations commenced, Altair was working with TMI on the development of the CJ pursuant to a license granted to Altair by TMI. It was this prior business relationship, rather than any general form of solicitation, that resulted in the TMI Merger.

         In connection with the TMI Merger, each former TMI shareholder was required to execute a subscription agreement and questionnaire, which solicited information as to each shareholder's status as an accredited investor and/or background, education and experience which would enable the shareholder individually, or with the assistance of a qualified purchaser representative, to effectively evaluate the merits and risks of acquiring shares of Common Stock in the TMI Merger. Each subscription agreement included customary representations and warranties regarding the shareholder's intent to acquire the shares of Common Stock as an investment, and covenants not to serve as a conduit for further distribution of the Common Stock.

         On March 27, 1996, the Company privately placed with one U.S. corporate accredited investor, 100,000 units, each consisting of one share of Common Stock and a Series F warrant to purchase one share of Common Stock, for total cash consideration of $350,000. Through December 31, 1996, 50,000 additional shares of Common Stock have been issued pursuant to the exercise of Series F warrants. The transaction was effected in reliance upon the exemption from registration provided by Section 4(2).

         On June 27, 1996, the Company privately placed with seven U.S. accredited investors, including the two owners of the U.S. corporate accredited investor that purchased shares of Common Stock in the March 27, 1996 placement, an aggregate of 494,027 units, each consisting of one share of Common Stock and a Series G warrant to purchase one share of Common Stock, for total cash consideration of $1,729,095. Through December 31, 1996, 239,337 additional shares of Common Stock have been issued pursuant to the exercise of Series G warrants. The placements were effected in reliance upon Section 4(2).


Item 6.  Selected Financial Data

         The following table sets forth selected consolidated financial information with respect to the Company for the periods indicated. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which differ in certain respects from those in the United States. See Note 13 to the consolidated financial statements included herein for certain reconciliations to accounting principles generally accepted in the United States ("US GAAP"). The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and the consolidated financial statements and accompanying notes included herein. The TMI Merger was consummated in February 1996, and treated as a purchase for accounting purposes. Accordingly, the following selected financial data was derived solely from the consolidated financial statements of the Company, which were audited for the years 1992-1996 by McGovern, Hurley, Cunningham, independent chartered accountants.




                                                  Year Ended December 31,
                             --------------------------------------------------------------------

                                1996          1995           1994          1993           1992
                             ----------     ---------     ----------     ---------     ----------
Statements of Operations:
  Revenues from
    Operations...............  $    -0-     $     -0-      $     -0-     $     -0-     $      -0-
  Operating Expenses......... 1,825,867       589,212        169,022       120,850        178,818
  Interest Expense...........    26,415           -0-            -0-           -0-            -0-
  Interest Income............    38,112         1,370          1,342         3,173            -0-
  Net Loss................... 1,814,169       599,097        784,078       317,952        572,431
  Loss per Common Share......     (0.16)       (0.09)         (0.17)        (0.08)         (0.15)
  Cash Dividends declared
    per Common Share.........       -0-           -0-            -0-           -0-            -0-
  Deficit, Beginning
    of Year.................. 4,566,930     3,967,833      3,183,755     2,865,803      2,288,818
  Net Loss................... 1,814,169       599,097        734,078       317,952        576,985
  Other Expense
    (Income) ................ (958,166)           -0-            -0-           -0-            -0-
  Deficit, End of Year....... 5,422,933     4,566,930      3,967,833     3,183,755      2,865,803

Balance Sheet Data:
  Working Capital ........... 4,077,469       429,682      (155,035)        28,591        175,323
  Total Assets...............11,023,518     1,336,691        527,574       670,100        757,174
  Long-term Obligations......   369,630           -0-            -0-           -0-            -0-
  Current Liabilities........   423,194       124,605        224,791       161,848         56,250
  Net Stockholders'
    Equity...................10,230,694     1,212,086        302,783       508,252        700,924



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         From inception through the end of 1993, the Company's business consisted principally of acquisition and development of mineral properties. During 1994, the Company's focus changed as it became primarily engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminants.

         On November 15, 1994, the Company executed an option agreement to acquire Trans Mar, Inc., a development stage enterprise which owned all patent rights to the CJ, an apparatus for the separation and recovery of fine, heavy mineral particles. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the acquisition agreement and acquired all of the outstanding common stock of Trans Mar, Inc. The acquisition was accounted for as a purchase by the Company, which agreed to issue to Trans Mar's shareholders 1,920,000 shares of its common stock over a five-year period and 580,000 warrants entitling the holder to purchase one common share of Altair for $2.00 until March 1, 1997.

         The effective purchase price of Trans Mar, Inc. was $5,115,693. This consisted of $3,455,923 of stock issuance to Trans Mar shareholders (1,919,557 Altair shares with a deemed value of $1.80 per share) and the absorption of Trans Mar's assets and liabilities, with liabilities exceeding assets by $1,659,770 at February 29, 1996. The purchase price was allocated to centrifugal jig patents and development costs.

         Prior to 1994, the Company operated its minerals business as an exploration stage company, in that it intended to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. At present, there are no business arrangements or joint venture prospects involving the Company's properties, or potential property sales from which the Company expects to receive income. No royalty income has been received in the past by the Company.

Results of Operations

         Years ending December 31, 1994, 1995, and 1996

         The Company has earned no revenues to date. Operating losses before extraordinary items totaled $1,814,169 ($0.16 per share) for the year ending December 31, 1996, $599,097 ($.09 per share) for 1995, and $784,078 ($0.17 per share) for 1994. Principal factors contributing to the losses during these periods were the absence of revenue, coupled with the incurrence of operating expenses and the write-off of mineral exploration properties and related mineral exploration expenses.

         Aside from the write-off of mineral properties and related exploration expenses, which are discussed in the following paragraph, operating expenses increased from $169,022 during 1994 to $589,212 during 1995 and to $1,825,867 during 1996. Of the $1,825,867 total operating expenses incurred during 1996, $523,617, representing 29% of the total operating expenses, was related to amortization of the company's assets, as compared to amortization of $4,319 and $1,408 during 1995 and 1994, respectively (less than 1% of total operating expenses in each year). Increases in 1996 amortization are due primarily to amortization of CJ patent and development costs acquired in the 1996 TMI merger. Operating expenses, exclusive of amortization and mineral property write-offs, increased from $167,614 in 1994 to $584,893 during 1995 and $1,302,250 in 1996 due to increased activity in acquiring, testing and developing the CJ and its potential applications. In this regard, during 1996 the Company expanded into new leased office space in Reno, Nevada and increased the level of staffing at this location from one to four personnel. Also, finalization of the TMI purchase required increased levels of professional, accounting and corporate services beyond the level of similar costs incurred during earlier periods.

         Write-offs of mineral properties reflect the Company's changed emphasis during the period from mineral property exploration to development of mineral property equipment. All of the Company's mineral properties and deferred exploration expenditures were written off during the years ending December 31, 1993 through 1995, as follows:

                                             Ponte                 McEwen              Others             Total
                                          ----------             ----------           ---------        ----------

Balance, December 31, 1992                  $118,539               $199,756            $206,457          $524,752
  Additions during 1993                       49,762                 (3,388)            100,923           147,297
  Write-off during 1993                            0                      0             200,275           200,275
Balance, December 31, 1993                   168,301                196,368             107,105           471,774
  Additions during 1994                       70,186                 72,145               2,294           144,625
  Write-off during 1994                      238,487                268,513             109,398           616,398
Balance, December 31, 1994                         0                      0                   1                 1
  Additions during 1995                            0                      0              11,254            11,254
  Write-off during 1995                            0                      0              11,255            11,255
Balance, December 31, 1995                         0                      0                   0                 0



         Ponte Lease. Pursuant to an agreement dated March 1, 1989 (as amended), the Company leased the mineral rights on property located in Calaveras County, California, subject to royalties ranging from 3% to 5%. The Company's field exploration work included excavation of multiple trenches, sampling and assaying. The Company's joint venture partner, Freeport MacMoran Gold Company, drilled 18 exploration holes on the property. Mineralization was encountered but grades were too low to support commercial production, and the claims were written off during 1994.

         McEwen Lease. Pursuant to an agreement dated January 5, 1990 (as amended), the Company leased the mineral rights on property located in Malheur County, Oregon and staked additional claims surrounding the property. The Company performed geological field exploration, including rock chip sampling and geo-chemical analysis. The Company's joint venture partner, BHP Minerals, did extensive geo-chemical analysis and drilled 20 exploration holes. The exploration holes encountered pervasive low grade mineralization, but no sections of minable grade were cut. BHP withdrew from the joint venture. As a result, the Company determined the property was not economically viable, and the claims were written off during 1994.

         Other Leases and Claims. During the three years ending December 31, 1994, 1993 and 1992, the Company held mineral leases and claims in several additional areas including the District of Kenora, Ontario; Mayo District, Yukon Territory; Calaveras County, California; and South Eastern Oregon. The Company conducted successive phased exploration work on each property until it was determined that the likelihood of encountering economic mineralization was slim. Following such determination, all of these leases and claims were written off during 1993, 1994 and 1995.

         As a result of the Company's acquisition of TMI, Fine Gold assumed all of TMI's liabilities. During 1996, Fine Gold entered into agreements extinguishing certain of the TMI accounts payable and notes payable at less than the book amounts of such debt. The net of such forgiveness of debt was $958,166 and resulted in an extraordinary gain of $0.08 per share for 1996. There were no extraordinary items during 1994 and 1995.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily by the issuance of equity securities (Common Stock and warrants to purchase Common Stock) with aggregate net proceeds of $15,653,627 as of December 31, 1996. The Company received cash proceeds from the sale of Common Stock and the exercise of options and warrants to acquire Common Stock of $180,000 in the year ending December 31, 1994; $1,508,400 in 1995; and $9,874,611 in 1996, including
$3,692,053 deemed value of Common Shares issued for the acquisition of TMI ($6,182,558 without such deemed value).

         The Company has earned no revenues and has incurred recurring losses in operations. At December 31, 1996, the Company's accumulated deficit was $5,422,933. However, due to proceeds from the issuance of common stock, the Company has significantly increased its operating capital and improved its financial condition and resources during the last three years. From a working capital deficit of $155,035 at year end 1994, the Company's working capital position improved to a positive $429,682 at year end 1995. This trend continued in 1996 as working capital at December 31, 1996 rose to $4,077,469 and the Company's cash position increased from $424,185 at December 31, 1995 to $4,482,083 at December 31, 1996.

         As of December 31, 1996, the Company had $4,482,083 in cash and short-term investments available to meet its near-term development and operating needs. In addition, the Company has issued and outstanding warrants to purchase shares of Common Stock at various prices, which expire at various dates through December 26, 1997. Proceeds in the amount of $1,474,728 would be received by the Company pursuant to the exercise of warrants, if all outstanding warrants were exercised. There can be no assurance, however, as to the number of warrants, if any, that may be exercised. The Company has not yet earned revenues, although revenue from the sale or rental of CJs now being fabricated is anticipated during 1997. This anticipation of revenues is based upon "proof of process" tests completed during the fourth quarter of 1996 which indicate the CJ's suitability in a titanium dioxide scavenger circuit of a pigment processing plant and discussions which are currently underway with pigment plant management personnel regarding utilization of the CJ. See "Item 1. Plan of Operation -- Research, Testing and Development." There can be no assurance, however, that such discussions will result in an agreement or generation of revenue. While the Company hopes to derive additional liquidity from the exercise of warrants and revenue generated from the CJ, cash and short term investments on hand as of December 31, 1996 are expected to be adequate to continue current levels of testing and staffing through approximately December 31, 1998. If the Company is not successful in raising additional capital to fund its operations beyond December 31, 1998, product revenues would be required to fund the Company's operations beyond that date. There can be no assurance that the Company will be successful in its efforts to raise additional capital or that the Company would be able to generate product sales necessary to fund the Company's operations beyond December 31, 1998.

         Currently, the Company is considering raising up to $10 million additional capital through private placements of its Common Stock during the next six months. Such proceeds would allow the Company to expand and accelerate its activities to develop, test and market the CJ, and to invest in mineral properties suitable for development and processing with the CJ. Such funds would likely be targeted for specific testing efforts at several test sites, for development of commercial marketing opportunities and for the acquisition and development of proven mineral deposits. See "Item 1. Plan of Operation --

Research, Testing and Development." While the Company believes that the additional funds necessary to continue the full scope of activities to develop and market its products for the next twelve months will be available, there can be no assurance that the Company's planned capital efforts will be successful.


Item 8.  Financial Statements and Supplementary Data

         The financial statements required by this Item appears on pages F-1 through F-18 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers and directors of the Company.


                                                                                                           Held Position
             Name                                                Office                                        Since
--------------------------------      -------------------------------------------------------------      ------------------

William P. Long................        President, Chief Executive Officer and Director                         1988

C. Patrick Costin..............        Vice President                                                          1996

Christopher D. Proud...........        Director                                                                1990

James I. Golla.................        Secretary and Director                                                  1994

George E. Hartman..............        Director                                                                1997



         The directors of the Company are elected at the annual meeting of shareholders of the Company. Each director of the Company holds office until his successor is elected and qualified or until his earlier death, resignation or removal. The executive officers of the Company serve at the discretion of the Company's Board of Directors. None of the foregoing officers and directors of the Company was selected pursuant to any arrangement or understanding between him and any other person.

         William P. Long, 50, has been the President, Chief Executive Officer and a director of the Company since 1988, and the Secretary and a director of Fine Gold since the Merger. Dr. Long also served as the Vice President of the wholly owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. which was merged with and into Fine Gold in June 1996. Dr. Long has been an executive officer and director of Carlin Gold Company, now MRS, since its formation in April 1987. From 1987 to 1988, Dr. Long was a mineral and energy consultant, providing various services to clients in the mining and energy industries, including arranging precious metal property acquisitions, supervising mineral evaluations, and providing market analyses. From 1980 to 1986, Dr. Long served as the Executive Vice President and Chief Financial Officer of Thermal Exploration Company. From 1974 to 1980, Dr. Long was employed by Amax Exploration, Inc. in various capacities, including Systems Engineer, Business Analyst and Business Manager. Dr. Long is affiliated with the American Institute of Chemical Engineers and the American Institute of Mining Engineers. He obtained a bachelors degree in Chemical and Petroleum Refining Engineering and a Ph.D. in Mineral Economics from the Colorado School of Mines in 1969 and 1974, respectively.

         C. Patrick Costin, 53, was appointed a Vice President of the Company in June 1996, and also currently serves as the President and a director of Fine Gold and MRS. Mr. Costin also served as the President of the wholly owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. from March 1995 until its merger with and into Fine Gold in June 1996. Mr. Costin is the chief executive officer of Costin and Associates, a minerals consulting organization founded by Mr. Costin in 1992 which specializes in identification and evaluation of North American mine and mineral deposit acquisition opportunities. From 1982 to 1992, Mr. Costin served as the manager of U.S. exploration for Rio Algom Ltd. Mr. Costin's additional experience in the mining and minerals industry includes Senior Mineral Economist for the Stanford Research Institute from 1977 to 1982, Senior Geologist for Chevron Resources from 1975 to 1976, Senior Geologist for Newmont Mining Corporation of Canada from 1967 to 1975, and Geologist for United Keno Hill Mines Ltd. from 1965 to 1967. Mr. Costin obtained a bachelors degree in Geological Engineering and a masters degree in Minerals Economics from the Colorado School of Mines in 1965 and 1975, respectively. He is a member of the American Institute of Mining Engineers, and a member of the Colorado Mining Association, for which he served as director from 1987 to 1992.

         Christopher D. Proud, 50, has been a director of the Company since 1990. Mr. Proud is President of Proud Enterprises Inc., an Ontario corporation engaged in executive counseling and relocation services, which he founded in 1977. He is also currently Vice President of Belmont Rose Granite Corporation, an industrial minerals corporation located in Canada. Mr. Proud has been employed in the Canadian mining industry since 1967 in various capacities, including geology, engineering and production.

         James I. Golla, 64, was appointed Secretary of the Company in November 1996 and has been a director of the Company since February, 1994. He also currently serves as a director of Nova Beaucage Resources Ltd., and Thornburg Capital Ltd. Mr. Golla has been a journalist with the Globe and Mail, a Toronto business newspaper, since 1954, specializing in business news for the past five years.

         George E. Hartman, 48, was elected a director of the Company in March 1977. Since 1995, Mr. Hartman has served as President of Planvest Pacific Financial Corporation ("Planvest Pacific"), a Vancouver-based financial planning firm with over 250 representatives, 27,500 clients and $1 billion of assets under management. Mr. Hartman also is on the Board of Directors of Planvest Capital Corp., the parent of Planvest Pacific. In addition, Mr. Hartman continues to serve as President of Hartman & Company, Inc., a firm founded by Mr. Hartman in 1991 which provides consulting services to the financial services industry. Mr. Hartman is the author of Risk is a Four-Letter Word--The Asset Allocation Approach to Investing, a Canadian best-seller published in 1992 and now in its fifth printing, and host of a weekly personal finance radio program, "Money Matters," aired on AM 1040 in Vancouver, British Columbia.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors to file reports concerning their ownership of the Common Stock of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. During the fiscal year ended December 31, 1996, the Company's officers and directors were not yet subject to Section 16(a). Beginning January 24, with the effectiveness of the Company registration of the Common Stock under Section 12(g) of the Exchange Act, the Company's officers and directors became subject to Section 16(a).


Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth all annual and long-term compensation for services rendered in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994 by William P. Long, the President of the Company. The Company had no other executive officers whose total salary and bonuses during the fiscal year ended December 31, 1996 exceeded $100,000.

                              Annual Compensation (1)                   Long Term Compensation
                       --------------------------------------   --------------------------------------
                                                                          Awards              Payouts
                                                                ---------------------------  ---------
                                                     Other     Restricted
              Fiscal                                Annual       Stock     Securities Under     LTIP     All Other
 Name and      Year                                Compensa-     Awards     Options Granted   Payouts    Compensa-
   Title      Ended   Salary ($)(2)  Bonus ($)       tion         ($)            (3)            ($)        tion
-----------   ------   -----------   -----------   ----------   ---------   ---------------  ---------  -----------

William        1996    90,000           9,120         -0-          -0-          250,000         -0-         -0-
P. Long        1995    91,200           9,120         -0-          -0-          166,000         -0-         -0-
               1994    91,200           9,120         -0-          -0-          221,000 (4)     -0-         -0-


-------------------------

(1)      All compensation paid is stated in United States dollars.
(2) Bonus and salary amounts reflect amounts accrued and payable to Dr. Long for each fiscal year in accordance with the terms of his employment agreement with the Company. See "--Employment Agreements." Amounts actually paid to Dr. Long in fiscal years 1996, 1995, and 1994 were U.S. $60,000, $110,000 and U.S. $120,200, respectively. Such payments include payment of earned but unpaid salary and bonus for 1992 of U.S. $16,720. At December 31, 1996 U.S. $115,360 remained outstanding and payable to Dr. Long, including interest on unpaid bonuses ($2,763).
(3) Options to purchase shares of Common Stock granted pursuant to the Altair International Inc. Stock Option Plan (the "Option Plan").

(4) These options were granted following the cancellation of 143,333 options granted in 1993. The 1993 options were canceled and new options granted in 1994 in order that the exercise price of the options would more closely reflect the then-current market price of the Common Stock.


Option Grants in 1996

         The following table provides detailed information regarding options to purchase shares of Common Stock granted to Dr. Long during the year ended December 31, 1996:

                                                % of Total
                                                  Options                                  Potential Realizable
                                Securities      Granted to                                   Value at Assumed
                                Underlying       Employees     Exercise                    Annual Rates of Stock
                                  Options        in Fiscal      Price        Expiration   Price Appreciation for
            Name                Granted (#)        Year         ($/sh           Date           Option Term
----------------------------   -------------   -------------   ---------   ------------   -----------------------

                                                                                            5% ($)      10% ($)
                                                                                          ----------   ----------

William P. Long,                250,000 (1)         50%        4.00 (2)      5/27/01       276,282      610,510
President and Director



-------------------------

(1) Represents options granted on May 27, 1996 pursuant to the Option Plan. The options become exercisable on May 27, 1997.
(2) The market value of the underlying shares of Common Stock as reported by the Alberta Stock Exchange on May 26, 1996, the day prior to the grant date, was $4.00.


Options Exercised and Aggregate Remaining at Year-end

         The following table provides detailed information regarding options held by Dr. Long as of December 31, 1996, and options exercised during the year ended December 31, 1996.

                      Securities
                       Acquired     Aggregate          Number of Securities
                          on          Value           Underlying Unexercised         Value of Unexercised In-the-
                       Exercise      Realized        Options at December 31,               Money Options at
       Name              (#)           ($)                   1996 (#)                  December 31, 1996 ($) (1)
-------------------   ----------   ------------   ------------------------------   --------------------------------

                                                   Exercisable    Unexercisable    Exercisable     Unexercisable
                                                  -------------   --------------   -------------   ----------------

William P. Long,       387,000      3,021,300          -0-         250,000 (2)          -0-           1,850,000
President and
Director


-------------------------

(1) Based on the closing price of the Common Stock on December 31, 1996, as reported by The Alberta Stock Exchange, of $11.40.
(2) Will be exercisable at $4.00 per share commencing May 27, 1997, until 5:00 p.m. (Toronto time) on May 1, 2001.

Compensation of Directors

          Directors who are not officers of the Company are not currently paid any fees for their services as directors. Directors who are not officers are entitled to receive compensation to the extent that they provide services to the Company at rates that would be charged by such directors for such services to arm's length parties. Christopher D. Proud, a director of the Company, was paid an aggregate of $20,000 in 1996 for management consulting services rendered to the Company during the period from April through August of 1996.

         Directors also have been and currently are entitled to participate in the Option Plan. As of December 31, 1996, the Company had outstanding options to purchase 745,000 Common Shares pursuant to the Option Plan, 270,000 of which are held by directors of the Company.

Employment Agreements

         William P. Long, President of the Company, has entered into an employment agreement with the Company dated January 1, 1988, as amended June 30, 1990 and April 1, 1996 (the "Employment Agreement"). The 1990 and 1996 amendments have not been reflected in a written amendment to the Employment Agreement. Pursuant to the Employment Agreement, Dr. Long is paid a salary of
$7,600 per month and an annual bonus, determined by the board of directors of the Company, of not less than 10% of Dr. Long's annual compensation. In the event of a takeover, merger or consolidation of the Company and provided that
(i) the voting control of over 35% of the issued and outstanding Common Stock is acquired by an individual or group, and (ii) the Employment Agreement is terminated by the Company within 180 days before or one year thereafter, or by Dr. Long within one year thereafter, then Dr. Long shall be issued 200,000 shares of Common Stock.

         C. Patrick Costin, a Vice President of the Company and the President of Fine Gold, is employed by Fine Gold pursuant to the terms of an employment agreement entered into August 15, 1994. Unless sooner terminated in accordance with the terms of the agreement, the agreement will terminate on December 31, 1997. The agreement provides that Mr. Costin shall be paid a salary of at least $5,000 per month and may be entitled to bonuses as determined by the Board of Directors of Fine Gold.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Following is information with respect to beneficial ownership of shares of the Common Stock as of February 28, 1997 by persons known to the Company to own more than 5% of the outstanding Common Stock, each of the Company's executive officers and directors, and by all officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the shares identified as beneficially owned. The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

------------------------------------------------------------------------------------------------------------------------------
                                                                              Amount and
                                                                               Nature of
   Title of                        Name and Address of                        Beneficial                     Percent
     Class                          Beneficial Owner                         Ownership (1)                 of Class(2)
------------------------------------------------------------------------------------------------------------------------------

    Common             William P. Long                                       2,097,529 (3)                    13.8%
                         57 Sunset Rim
                         Cody, Wyoming  82414

    Common             C. Patrick Costin                                     1,025,833 (4)                    6.7%
                        1850 Aquila Avenue
                        Reno, Nevada  89509

    Common             James I. Golla                                           22,000 (5)                     *
                         829 Terlin Boulevard
                         Mississauga, Ontario L5H 1T1









    Common             Christopher D. Proud                                        0                            *
                         7225 Woodbine Avenue, Suite 115A
                         Markham, Ontario L3K 1A3

    Common             All Directors and Officers as a Group                 3,145,362 (6)                    20.5%
                       (4 persons)


--------------------

*        Represents less than 1% of the outstanding shares of Common Stock.

(1) Includes all shares issuable pursuant to the exercise or conversion of options and warrants that are exercisable within 60 days.
(2) Based on 15,110,245 shares outstanding as of February 28, 1997. Shares of Common Stock underlying options or other convertible securities are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such securities, but not for purposes of calculating any other person's percentage ownership.
(3) Includes 56,000 shares held by Dr. Long's minor daughter, 57,500 shares held by Dr. Long's minor son, and 162,000 shares held by the MBRT Trust, an irrevocable trust for the benefit of the minor children of Dr. Long. Dr. Long disclaims any beneficial interest in such 275,500 shares.
(4) Includes 617,500 shares held in escrow and to be released dependent upon net income adjusted for non-cash items ("Cash Flow"), as defined in the escrow agreement, generated by Fine Gold. The basis for share release is one share of Common Stock for $0.45 of Cash Flow. Shares still in escrow on April 21, 1999 are subject to cancellation by the Company. Mr. Costin is entitled to exercise all voting rights applicable to the escrowed shares. As of February 28, 1997, none of such shares had been released from escrow. See "Item 13. Certain Relationships and Related Transactions". Also includes 185,000 shares subject to presently exercisable options granted to Mr. Costin pursuant to the Option Plan.
(5) Includes 20,000 shares subject to presently exercisable options granted to Mr. Golla pursuant to the Option Plan.
(6) Includes 205,000 shares subject to presently exercisable options granted to officers and directors pursuant to the Option Plan.



Item 13. Certain Relationships and Related Transactions

         Included in accounts payable and accrued liabilities of the Company for fiscal years 1996 and 1995 are approximately $115,360 and $64,000, respectively, owing to Dr. William P. Long, the President of the Company. Such amounts represent accrued salary and bonuses payable to Dr. Long. No terms of repayment have been negotiated with respect to such amounts.

         In May 1994, the Company effected a private placement of 600,000 shares of Common Stock with Dr. Long for aggregate proceeds of $180,000. The private placement was approved by the shareholders of the Company at a special meeting of shareholders held June 22, 1995.

         Pursuant to an agreement dated April 21, 1994, the Company issued 750,000 shares of Common Stock, with a deemed value of $0.47 ($352,500) per share for all of the outstanding common shares of Fine Gold. Mr. Costin owned 95% of the Fine Gold common shares and, as a result, was issued 712,500 shares of Common Stock. Of the shares of Common Stock issued to Mr. Costin, 617,500 are held in escrow, to be released dependent upon cash flow generated by Fine Gold, pursuant to the terms of an escrow agreement among the Company, Equity Transfer Services, Inc., Thomas P. Campbell and Mr. Costin, dated June 1, 1994 (the "Fine Gold Escrow Agreement"). See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

         During the 1995 fiscal year, the Company advanced to Dr. Long approximately $45,000, which does not bear interest and is not subject to a repayment schedule. This amount was paid to Dr. Long as an advance against expenses to be incurred by Dr. Long on behalf of the Company. As of December 31,

1996, none of this amount remained outstanding. Other than the 1995 advance to Dr. Long, no officer or director of the Company, nor any associate thereof, has been indebted to the Company or its subsidiaries at any time during the last three years.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed

                  1. Financial Statements. The following Consolidated Financial Statements of the Company and Auditor's Report are filed as part of this Annual Report on Form 10-K:

                           o Report of McGovern, Hurley, Cunningham, for the years ended December 31, 1996 and 1995

                           o Consolidated Balance Sheets at December 31, 1996 and 1995

                           o Consolidated Statements of Operations and Deficit for the years ended December 31, 1996 and 1995

                           o        Consolidated   Statements   of   Changes  in
                                    Financial   Position  for  the  years  ended
                                    December 31, 1996 and 1995

                           o        Notes to Consolidated Financial Statements


                  2.       Financial Statement Schedule.  Not applicable.

                  3.       Exhibit List

Exhibit                                                               Incorporated    Filed
  No.                              Exhibit                            by Reference   Herewith
-------   ---------------------------------------------------------   ------------   --------

  3.1.1   Articles of Incorporation of the Registrant                     (1)

  3.1.2   Amendment to Articles of Incorporation of the
          Registrant dated November 6, 1996                               (2)

  3.2     Bylaws of the Registrant                                        (1)

  4.1     Form of Common Stock Certificate                                (1)

  4.2     Form of Series D Warrant Certificate                            (1)

  4.3     Form of Series E Warrant Certificate                            (1)

  4.4     Form of Series F Warrant Certificate                            (1)

  4.5     Form of Series G Warrant Certificate                            (1)

  4.6     Form of Series H Warrant Certificate                            (1)

 10.1     Articles of Merger of Mineral Recovery Systems, Inc.
          with and into Fine Gold Recovery Systems Inc. dated
          June 21, 1996, including Exhibit A thereto, Plan of
          Merger and Merger Agreement                                     (1)

 10.2     Merger Agreement among Fine Gold Recovery Systems
          Inc., Altair International Inc. and Trans Mar, Inc. dated
          February 8, 1996, as amended February 22, 1996 (the
          "TMI Merger Agreement")                                         (1)

 10.2.1   Exhibit 1.1(c) to the TMI Merger Agreement -- Articles
          of Merger                                                       (1)

 10.2.2   Exhibit 1.1(e)(1) to the TMI Merger Agreement --
          Principal Escrow Agreement dated February 29, 1996              (1)

 10.2.3   Exhibit 1.1(e)(2) to the TMI Merger Agreement --
          Performance Escrow Agreement dated February 27,
          1996                                                            (1)

 10.2.4   Exhibit 1.1(h) to the TMI Merger Agreement -- Warrant
          Certificate                                                     (1)

 10.2.5   Schedule 1.1(e)(ii) to the TMI Merger Agreement --
          Principal Escrow Release Schedule                               (1)

 10.2.6   Schedule 1.1(e)(iii) to the TMI Merger Agreement --
          Performance Escrow Release Schedule                             (1)

 10.3     Employment Agreement between Altair International
          Inc. and William P. Long dated January 1, 1988                  (1)

 10.4     Employment Agreement between Fine Gold Recovery
          Systems Inc. and C. Patrick Costin dated August 15,
          1994                                                            (1)

 10.5     Altair International Inc. Stock Option Plan adopted by
          shareholders May 10, 1996                                       (1)

 10.6     Share Purchase Agreement between Altair International
          Inc. and Fine Gold Recovery Systems, Inc. dated April
          21, 1994                                                        (1)









 10.7     Escrow Agreement among Altair International Inc.,
          Equity Transfer Services Inc., Thomas P. Campbell and
          C. Patrick Costin dated June 1, 1994                            (1)

  22      Subsidiaries of the Registrant                                  (2)

  27      Financial Data Schedule                                                      (3)

-----------------------

(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Filed herewith and attached to this Annual Report on Form 10-K following page F-18 hereof.

         (b)      Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

         (c)      Exhibits

                  Exhibits to this Report are attached following page F-18 hereof.

         (d)      Financial Statement Schedule

                  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                        ALTAIR INTERNATIONAL INC.



                                         By:     /s/ William P. Long
                                             William P. Long,
                                             President, Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    Signature                                         Title                                Date


/s/ William P. Long
William P. Long                                        President and Chief Executive             March 31, 1997
                                                       Officer and Director (Principal
                                                       Executive Officer)



/s/ C. Parick Costin                                   Vice President (Principal                 March 31, 1997
C. Patrick Costin                                      Financial and Accounting
                                                       Officer)



/s/ James I. Golla                                     Secretary and Director                    March 31, 1997
James I. Golla




/s/ Christopher D. Proud                               Director                                  March 31, 1997
Christopher D. Proud


================================================================================

                                AUDITORS' REPORT


To the Shareholders of
Altair International Inc.


We have audited the consolidated balance sheets of Altair International Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations and deficit, and changes in financial position for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles in Canada.


                      /S/  McGOVERN, HURLEY, CUNNINGHAM





                                                    Chartered Accountants

North York, Canada
March 18, 1997

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 1996

=====================================================================================================================
                                                                                           1996                1995
(Expressed in Canadian Dollars)                                                             $                   $
=====================================================================================================================
                                                       ASSETS
CURRENT
   Cash and term deposits                                                              4,482,083            424,185
   Advances and accounts receivable                                                       18,580            130,102
                                                                                    ------------        -----------
                                                                                       4,500,663            554,287
CAPITAL (Note 3)
   Office equipment, vehicles and mining equipment,
      net of accumulated amortization                                                    351,047             33,365

CENTRIFUGAL JIG (Note 4)                                                               5,984,808            733,430

MINERAL PROPERTIES AND RELATED DEFERRED
   EXPLORATION EXPENDITURES (Note 5)                                                     172,213              -

GOODWILL, net                                                                             14,787             15,609
                                                                                    ------------        -----------

                                                                                      11,023,518          1,336,691
                                                                                      ==========         ==========
                                                     LIABILITIES
CURRENT
   Accounts payable and accrued liabilities (Note 8)                                     213,443            124,605
   Current portion of notes payable                                                      209,751              -
                                                                                     -----------        -----------
                                                                                         423,194            124,605
NOTES PAYABLE (Note 6)                                                                   369,630              -
                                                                                     -----------        -----------
                                                                                         792,824            124,605
                                                                                     -----------        -----------
                                                SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
   Issued
      14,686,296 Common shares (1995 - 8,497,849)                                     15,588,187          5,779,016

COMMON SHARES TO BE ISSUED (Note 7)                                                       65,440              -

DEFICIT                                                                               (5,422,933)        (4,566,930)
                                                                                      ----------         ----------

TOTAL SHAREHOLDERS' EQUITY                                                            10,230,694          1,212,086
                                                                                      ----------         ----------

                                                                                      11,023,518          1,336,691
                                                                                      ==========          =========

APPROVED ON BEHALF OF THE BOARD:

         "CHRISTOPHER J. PROUD"        , Director

         "WILLIAM P. LONG"             , Director

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 1996

=====================================================================================================================
                                                                                           1996                1995
(Expressed in Canadian Dollars)                                                             $                   $
=====================================================================================================================
OPERATING EXPENSES
   Professional fees                                                                     439,267             91,257
   Wages and administration                                                              305,406            141,494
   Research and development                                                              218,856            222,350
   General and office                                                                    107,291             29,379
   Shareholders' meetings                                                                 52,666              6,946
   Public relations                                                                       48,336             28,812
   Occupancy costs                                                                        37,005              -
   Travel                                                                                 31,991              1,027
   Transfer agent's fees                                                                  19,161              9,378
   Insurance                                                                              16,047             11,457
   Patent maintenance                                                                     12,237              -
   Accounting and corporate services                                                       9,182              8,348
   Government fees and taxes                                                               5,763              2,650
   Stock exchange fees                                                                     4,800              5,091
   Bank charges                                                                            1,041              -
   Loss (gain) on foreign exchange                                                        (6,799)             8,894
   Financing fees                                                                          -                 17,810
   Write-off of mineral properties and
      related exploration expenditures                                                     -                 11,255
   Amortization                                                                          523,617              4,319
                                                                                      ----------         ----------
                                                                                       1,825,867            600,467
   Add: Interest on notes payable                                                         26,415              -
   Less: Interest income                                                                 (38,113)            (1,370)
                                                                                     -----------        ------------

Loss from operations                                                                   1,814,169            599,097

Gain on forgiveness of debt (Note 11)                                                  (958,166)              -
                                                                                     -----------      -------------

NET LOSS for the year                                                                    856,003            599,097

DEFICIT, beginning of year                                                             4,566,930          3,967,833
                                                                                       ---------          ---------

DEFICIT, end of year                                                                   5,422,933          4,566,930
                                                                                       =========          =========


Net loss per share from operations
   Basic (Note 9)                                                                         $(0.16)            $(0.09)
                                                                                           =====              =====

Net income per share from gain on
   forgiveness of debt                                                                     $0.08              $0.00
                                                                                            ====               ====

                                      F-3

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED DECEMBER 31, 1996

====================================================================================================================
                                                                                           1996               1995
(Expressed in Canadian Dollars)                                                             $                  $
====================================================================================================================
CASH WAS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year                                                                   (856,003)          (599,097)
   Charges not involving cash:
      Amortization                                                                       523,617              4,319
      Write-off of mineral properties and
         related exploration expenditures                                                  -                 11,255
                                                                                    ------------         ----------
                                                                                        (332,386)          (583,523)
                                                                                       ---------         ----------
Changes in noncash working capital balances:
   Decrease (increase) in advances and
      accounts receivable                                                                111,522            (70,162)
   Increase (decrease) in accounts payable and
      accrued liabilities                                                                 88,838           (100,186)
                                                                                     -----------         ----------
                                                                                         200,360           (170,348)
                                                                                      ----------         ----------

                                                                                        (132,026)          (753,871)
                                                                                      ----------         ----------
FINANCING ACTIVITIES
   Issuance of common shares for cash                                                    305,000              -
   Issuance of common shares pursuant to
      a private placement                                                              1,939,095          1,200,000
   Issuance of common shares for shares of subsidiary                                  3,455,923              -
   Common shares to be issued                                                             65,440              -
   Exercise of stock options                                                             722,100             73,400
   Exercise of warrants                                                                3,387,053            235,000
   Notes payable                                                                         579,381              -
                                                                                     -----------         ----------
                                                                                      10,453,992          1,508,400
                                                                                      ----------         ----------
INVESTING ACTIVITIES
   Mineral properties and deferred exploration expenditures                             (172,213)           (11,255)
   Purchase of capital assets                                                           (349,104)           (31,232)
   Centrifugal Jig patents and related expenditures                                   (5,742,751)            (5,965)
   Option agreement costs                                                                   -              (291,708)
                                                                                   --------------        ----------
                                                                                      (6,264,068)          (340,160)
                                                                                      ----------         ----------

Increase (decrease) in cash                                                            4,057,898            414,369
Cash, beginning of year                                                                  424,185              9,816
                                                                                     -----------        -----------

Cash and term deposits, end of year                                                    4,482,083            424,185
                                                                                      ==========        ===========

                                      F-4

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995
(Expressed in Canadian Dollars)
================================================================================
1. SIGNIFICANT ACCOUNTING POLICIES

      Consolidation:
         The financial statements include the accounts of the company and its subsidiaries, Mineral Recovery Systems, Inc. (MRS) (formerly Carlin Gold Company) (100% owned), Intercontinental Development Corporation (66% owned), Fine Gold Recovery Systems, Inc. (Fine Gold) (100% owned) and 660250 Ontario Limited (100% owned). During 1996, Fine Gold merged with the company previously known as MRS and Trans Mar, Inc. (TMI) (see
         Note 2(b)) and continued under the name Fine Gold. Subsequent to the merger, Carlin Gold Company changed its name to Mineral Recovery Systems, Inc.

      Nature of Operations:
         The company and its subsidiaries are engaged in the business of acquiring, developing and testing mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminants. The company and its subsidiaries are also in the process of exploring mineral properties.

      Mineral Properties and Related Deferred Exploration Expenditures: Mineral properties are carried at cost until they are brought into production at which time they are depleted on a unit-of-production method based on proven and probable reserves. If a property is subsequently determined not to be economic, the property and related deferred costs are written down to net realizable value.

         Exploration expenses, as well as advance royalty payments, relating to mineral properties in which the company has an interest in are deferred until the properties are brought into production at which time they are amortized on a unit-of-production basis. Other general exploration expenses are charged to operations as incurred.

         The cost of the mineral properties abandoned or sold and the related deferred exploration costs are charged to operations in the current year.

         The company reviews its mineral properties on an annual basis to determine if events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. In performing its review, the company estimates the future cash flows expected to result from each asset and its eventual disposition. If the sum of the undiscounted, expected future cash flow is less than the carrying value of the asset, an impairment loss is recognized. It is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a change in the determination of the need for and amount of any writedown.




                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
===========================================================-====================
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Administrative Expenditures:
         Administrative expenditures are charged to operations as incurred.

      Capital Assets and Amortization:
         Capital assets are stated at acquisition cost. Amortization is provided based on the estimated useful life of the assets as follows:

              Furniture and office equipment            20% declining balance
              Mining equipment                          20% declining balance
              Vehicles                                  20% declining balance
              Centrifugal Jig equipment                  7 year straight line

      Centrifugal Jig Patents and Related Expenditures:
         The centrifugal jig patents are carried at acquisition cost and are being amortized on a straight-line basis over their remaining lives.

         The related expenditures are also being carried at acquisition costs and the amortization policies are as follows:

              Royalty agreement (Note 2(c))         -    15 year straight line
              Licence agreement                     -    No amortization as the
                                                         company intends to sell
                                                         the licence
              Mineral recovery technology rights    -    Costs are deferred
                                                         until the jig
                                                         technology produces
                                                         revenue

      Research and Development Expenditures:
         Research and development expenditures are charged to operations as incurred.

      Goodwill:
         Goodwill is the excess of the cost of investment in subsidiaries over the estimated fair value of net assets acquired and is amortized on a straight-line basis over 20 years. Goodwill is written down (to fair value) when declines in value are considered other than temporary based on expected future cash flows of the respective subsidiary.




                                                                    Continued...
                                      F-6

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)
      Translation of Foreign Currency:
         The operations of the company's subsidiaries are determined to be of an integrated nature. The accounts of the U.S. subsidiaries are translated using the temporal method, under which monetary assets and liabilities are translated at the rate of exchange prevailing at the year end; capital assets are translated at the rates prevailing at the acquisition dates; and, revenue and expenses at average rates of exchange during the year, with the exception of amortization, which is translated at historical exchange rates. Exchange gains and losses are included in the consolidated statement of administrative expenditures and deficit.

      Transactions Involving Non-Cash Consideration:
         When exchanging its shares of common stock for non-cash consideration, the company values its exchanged shares at contemporaneous trade prices on the Alberta Stock Exchange, with larger transactions subject to arm's length discounting in order to arrive at fair market value.

2. ACQUISITIONS

      (a)   Fine Gold Recovery Systems, Inc. (Fine Gold)
            Pursuant to an agreement dated April 21, 1994 the company issued 750,000 common shares, with a deemed value of $0.47 ($352,500) per share for all of the outstanding common shares of Fine Gold, a corporation incorporated in the State of Nevada and involved in the development of a "Centrifugal Jig", an apparatus designed to recover fine gold from mineral properties. Pursuant to an Agreement dated as of January 1, 1994, between Thomas P. Campbell, the inventor of the Centrifugal Jig and Fine Gold, Fine Gold acquired the rights to develop and market applications for the Jig at specified target sites and utilize the Jig in the exploitation of such sites, and obtained the agreement of Mr. Campbell to provide certain services and assistance to Fine Gold in doing so during the term of the Agreement and throughout the world excepting (i) areas subject to patents held by Trans Mar, Inc. and (ii) the Republic of Costa Rica, and certain areas in Mexico and Guiana, South America.

            A total of 650,000 shares issued pursuant to the acquisition are subject to a Performance Escrow Agreement which states that one share can be released from escrow for each U.S. $0.45 of (i) cash flow generated by or from the centrifugal jig, or (ii) Deferred Expenditures incurred on the assets of Fine Gold. As at December 31, 1996, 650,000 common shares remain in escrow.

            As at December 31, 1996, Fine Gold was still in the development stage in that no operating revenues have been earned and no operating expenses have been incurred. (See Note 4).



                                                                    Continued...
                                      F-7

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
2. ACQUISITIONS (Continued)
      (b)   Trans Mar, Inc. (TMI)
            In March 1996, the company acquired 100% of the issued and outstanding common stock of TMI for total consideration of 1,919,957
            common  shares  at  $1.80  each   ($3,455,923)   the  assumption  of
            $1,659,770 of net liabilities, and 580,000 Series E share purchase warrants (Note 7(v)).

            TMI is incorporated in the State of Washington and is involved in the development of the patented Campbell Centrifugal Jig. TMI holds patent rights to the centrifugal jig technology (subject to a 10% royalty - See Note 2(c)) in the United States, South Africa, United Kingdom, Australia and Canada. This transaction has been accounted for using the purchase method. The excess paid over the net book value (which approximates fair value) of the assets acquired has been allocated to the centrifugal jig patents. TMI was merged with Fine Gold immediately after the acquisition.

            The 1,919,957 common shares were deposited into escrow pursuant to the terms of two escrow agreements as follows:

            i) 1,170,000  shares  are  to  be  released  dependent  upon  Altair receiving revenues from the sale of the centrifugal jigs formerly held by TMI. The basis of the share release is one share of common stock for each $1.80 in cash flow received by Altair, provided that no more than one-third of the original number of shares of common stock escrowed may be released in any one year over the first three years of the escrow. Shares of common stock still in escrow at the end of five years may be cancelled by the Alberta Stock Exchange.

            ii)The remaining 749,957 shares will be released from escrow to each former TMI shareholder at a rate equal to the greater of 15,000 shares or 5% of such shareholder's total escrowed holdings each calendar quarter. in addition, each former TMI shareholder or warrant holder is restricted from selling more than the greater of 15,000 shares or 10% of such holder's holdings in any calendar quarter.

            The net value of the assets acquired is as follows:

               Working capital deficiency                           $(1,710,980)
               Capital assets, mining equipment                           13,003
               Centrifugal jig patent - expires December, 1998           685,750
               Centrifugal jig patent - expires December, 2008         4,468,150
                                                                       ---------
               Issuance of 1,919,957 common shares                    $3,455,923
                                                                       =========


                                                                    Continued...
                                      F-8

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
2. ACQUISITIONS (Continued)
      (c)   Intercontinental Development Corporation (INDECO)
            During 1996, the company purchased 66% of the issued and outstanding shares of Indeco for total consideration of $437,096 (U.S.$319,298). This acquisition has been accounted for using the purchase method. Indeco is a dormant company whose sole asset is a royalty agreement entitling the corporation to 10% of the cost of manufacturing any centrifugal jigs which are placed in production, sold or exploited for profit worldwide. The entire amount of the purchase price has been allocated to the centrifugal jig royalty agreement.

3. CAPITAL ASSETS

                                                                         Accumulated          Net             Net
                                                            Cost        Amortization         1996            1995
                                                          --------      ------------       --------        ------
                                                             $              $                 $               $
         Furniture and office equipment                     46,513             9,607         36,906           3,702
         Vehicles                                          101,087            14,487         86,600          29,662
         Mining equipment                                   13,003             1,300         11,703           -
         Centrifugal jig equipment                         228,533            12,692        215,838           -
                                                           -------           -------        -------          ------

                                                           389,136            38,086        351,047          33,365
                                                           =======           =======        =======         =======

4. CENTRIFUGAL JIG PATENTS AND RELATED EXPENDITURES

      Royalty Agreement (Note 2(c))                                                    $ 437,096
      Less:  Accumulated amortization                                                    (14,511)       $   422,585
                                                                                      ----------

      Patents (Note 2(b))                                                              5,613,021
      Less:  Accumulated amortization                                                   (476,862)         5,136,159
                                                                                      ----------

      Mineral recovery technology rights (Note 2(a))                                                        336,069

      License agreement                                                                                      89,995

                                                                                                         $5,984,808

      License Agreement
      On June 10, 1996, the company entered into an agreement with RDR, Inc. to acquire the entire right, title and interest in a license agreement related to the centrifugal jig. The company agreed to purchase the right for U.S$75,000 with an initial deposit of U.S.$5,000 and monthly payments of U.S.$2,000 commencing July 1, 1996 over a 35- month period. The company intends to resell the license.




                                                                    Continued...
                                      F-9

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
5. Mineral Properties and Related Deferred Exploration Expenditures The company's subsidiary, Mineral Recovery Systems, Inc. (MRS), has entered into various mineral leases for a 100% interest in approximately 3,600 acres of land in Benton County, State of Tennessee, United States for U.S.$18,712 (U.S.$14,237 paid during the year) and minimum annual advance royalty payments as follows:

            1997                                         U.S.$18,712
            1998                                         U.S.$18,712
            1999                                         U.S.$32,348
            2000                                         U.S.$36,423
            2001                                         U.S.$36,423
            2002 and each year thereafter                U.S.$91,058

      The mineral leases are subject to a 5% production royalty, however, MRS will receive a credit for all advance royalties paid against production royalties. The lessors can only terminate the leases upon the failure of MRS to make the required minimum payments as required by the leases. During the year approximately $150,000 was incurred on exploration.

6. NOTES PAYABLE

                                                                                          1996               1995
                                                                                          ----               ----
                                                                                           $                  $
      Notes payable to former  shareholders of Trans Mar, Inc., interest payable at 10% per anum, unsecured, principal
      and interest due December 31, 1999                                                 272,340              -

      Notes payable to former shareholders of Trans Mar, Inc.,
      non-interest bearing, unsecured, principal due
      December 31, 1999                                                                  241,010              -

      Note payable, interest payable at 10% per annum, blended
      payments of U.S.$2,000 per month, due April 1, 1999                                 66,031              -
                                                                                        --------        -------
                                                                                         579,381              -
      Less: Current portion                                                              209,751              -
                                                                                         -------        -------
      Long-term portion of notes payable                                                 369,630              -
                                                                                         =======        =======

      Notes payable to former shareholders of Trans Mar, Inc. (TMI), are subject to a repayment agreement with Altair dated March 3, 1996. Altair agreed to retire U.S.$50,000 per month of the Trans Mar, Inc. debt assumed by Altair in the purchase of TMI.


                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================

7. CAPITAL STOCK
      The capital stock is as follows:
      Authorized
         Unlimited common shares
      Issued
         14,686,296 common shares                                    $15,588,187
                                                                      ==========

      Transactions during the years are as follows:
                                                                                        Shares             Amount
                                                                                          #                  $
         Balance, December 31, 1995                                                    8,497,849          5,779,016

         Private placements                                                              554,027          1,939,095

         Exercise of stock options                                                       702,000            722,100

         Exercise of warrants                                                          2,912,463          3,387,053

         Common shares issued for cash (Note 7(vi))                                      100,000            305,000

         Common shares issued for the acquisition of TMI
            (Note 2(b))                                                                1,919,957          3,455,923
                                                                                      ----------         ----------

         Balance, December 31, 1996                                                   14,686,296         15,588,187
                                                                                      ==========         ==========

      Common shares to be issued from exercise
         of Series E warrants (Note 7(v))                                                 32,720             65,440
                                                                                     ===========        ===========

      Stock Options
      As at December 31, 1996, 745,000 common shares are reserved for issuance to directors, officers and employees under the company's stock option plan. The exercise price and expiry dates of options outstanding as of December 31, 1996 are as follows:
                          Number            Price
                        of Shares             $               Expiry Date
                           75,000             0.60            August 8, 1998
                          145,000             3.70            March 7, 2001
                           80,000             5.00            March 14, 1998
                          250,000             4.00            May 27, 2001
                           75,000             4.20            July 29, 2001
                           50,000             4.50            July 31, 2001
                           20,000             8.40            November 6, 2001
                           50,000             9.40            December 31, 2001




                                                                    Continued...
                                      F-11

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7. CAPITAL STOCK (Continued)

      Warrants
      i)      Series A
                 Issued and outstanding, beginning of the year       1,000,000
                 Exercised during the year                          (1,000,000)

                 Issued and outstanding, end of year                     Nil

                 Total proceeds received                            $  200,000
                                                                     =========

      ii)Series B
                 Issued and outstanding, beginning of the year         100,000
                 Exercised during the year                            (100,000)

                 Issued and outstanding, end of year                     Nil

                 Total proceeds received                            $   75,000
                                                                     =========

      iiiSeries C
                 Issued and outstanding, beginning of the year         250,000
                 Exercised during the year                            (250,000)

                 Issued and outstanding, end of the year                Nil

                 Total proceeds received                            $  200,000
                                                                     =========

      iv)     Series D
                 Issued and outstanding, beginning of the year       1,000,000
                 Exercised during the year                          (1,000,000)

                 Issued and outstanding, end of the year                Nil

                 Total proceeds received                            $  825,000
                                                                     =========



                                                                    Continued...
                                      F-12

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7. CAPITAL STOCK (Continued)

      v) Series E
                 Issued and outstanding, beginning of the year                                              580,000
                 Exercised during the year - common shares issued                                          (227,636)
                 Exercised during the year - common shares to be issued                                     (32,720)
                                                                                                          ---------

                 Issued and outstanding, end of the year                                                    319,644
                                                                                                          =========

                 Total proceeds received                                                                 $  520,712
                                                                                                          =========

              See Note 2(b). Each warrant entitles the holder thereof to purchase one common share at $2.00 per share on or before March 1, 1997. Subsequent to the year end, an additional 301,229 warrants were exercised for total proceeds of $602,458.

      vi)     Series F
                 Issued and outstanding, beginning of the year                                              100,000
                 Exercised during the year                                                                  (50,000)

                 Issued and outstanding, end of the year                                                     50,000
                                                                                                          =========

                 Total proceeds received                                                                 $  350,000
                                                                                                          =========

              Pursuant to a subscription agreement, the company issued 100,000 units at $3.05 per unit for total proceeds of $305,000. Each unit consists of one common share and one Series F share purchase warrant. Each Series F share purchase warrant entitles the holder to purchase one common share at a price of $7.00 per share to December 5, 1996 provided that only 50% of the warrants may be exercised during the initial period, and at a price of $10 per share to September 5, 1997 provided that the number of warrants that may be exercised after December 5, 1996 may not exceed the number of warrants exercised prior to December 5, 1996. Prior to December 5, 1996, 50,000 warrants were exercised for total proceeds of $350,000. Subsequent to the year end an additional 50,000 warrants were exercised for total proceeds of $500,000.



                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
7. CAPITAL STOCK (Continued)

      vii)    Series G
                 Issued during the year                                                                     494,027
                 Exercised during the year                                                                 (284,827)
                 Expired during the year                                                                   (209,200)
                                                                                                         ----------

                 Issued and outstanding, end of year                                                          Nil

                 Total proceeds received                                                                 $1,281,722

      viii)   Series H
                 Issued and outstanding, end of year                                                         60,000

              Pursuant to a subscription agreement the company issued 60,000 units at $3.50 per unit for total proceeds of $210,000. Each unit consists of one common share and one Series H common share purchase warrant. Each Series H common share purchase warrant entitles the holder to purchase one common share at a price of $4.50 per share on or before December 26, 1997.

8. COMMITMENT

      In the event of a takeover, merger or consolidation whereby voting control of over 35% of the issued stock is acquired by an individual or a group of individuals, then under the current compensation agreement the president shall be given 200,000 shares of the company's common stock. Included in accounts payable and accrued liabilities is U.S. $115,361 (1995 - U.S.$64,385) owing to the president.

9. NET LOSS PER SHARE

      The existence of stock options affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, the fully diluted loss per share has not been calculated.



                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
10.   INCOME TAXES
      As at December 31, 1996, the company has approximate non-capital losses carried forward for income tax purposes which are available to reduce certain future year's income for tax purposes as follows:

                         1997                            $   76,000
                         1998                               138,000
                         1999                                93,000
                         2000                                44,000
                         2001                                54,000
                         2002                                76,000
                         2003                               300,000
                                                            -------
                                                           $781,000

11.   FORGIVENESS OF DEBT
      During 1996, U.S.$868,493 of debt to former Trans Mar, Inc. shareholders was retired with payments of U.S.$165,767. The remaining U.S.$702,726 due was forgiven by the former Trans Mar, Inc. shareholders.

12.   CONCENTRATION OF CREDIT RISK
      As at December 31, 1996, MRS had U.S.$895,652 in cash deposits with Western Bank of Cody in Wyoming, United States. This amount exceeds the insurance limitation of U.S.$100,000 per banking institution.

13.    DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
       GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
       The company prepares its accounts in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform, in all material respects, with accounting principles generally accepted in the United States ("U.S.
       GAAP"), except as described below.

       Statement of Changes in Financial Position
       The U.S. Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian Generally Accepted Accounting Principles (GAAP) dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP for each of the two years ended December 31, 1996:


                                                                    Continued...

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
13.    DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
       GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

=====================================================================================================================
                                                                                           1996               1995
   (Expressed in Canadian Dollars)                                                          $                  $
=====================================================================================================================
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the year                                                                (856,003)          (599,097)
   Adjustments to reconcile net loss for the
      year to net cash (used):
         Amortization                                                                    523,617              4,319
         Write-off of mineral property and
            related exploration expenditures                                               -                 11,255
         Changes in assets and liabilities:
         Advances and accounts receivable                                                111,522            (70,162)
         Accounts payable and accrued liabilities                                         88,838           (100,186)
                                                                                     -----------        ----------
   NET CASH (USED IN) OPERATING ACTIVITIES                                              (132,026)          (753,871)
                                                                                     ----------         ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mineral properties and related
         deferred exploration expenditures                                              (172,213)           (11,255)
      Purchase of capital assets                                                        (349,104)           (31,232)
      Purchase of centrifugal Jig                                                     (5,742,751)            (5,965)
      Option agreement costs                                                              -                (291,708)
                                                                                    ------------        ----------
   NET CASH (USED IN) INVESTING ACTIVITIES                                            (6,264,068)          (340,160)
                                                                                     ----------         ----------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common shares for cash                                                 305,000          1,200,000
      Proceeds from exercise of stock options                                            722,100             73,400
      Proceeds from exercise of warrants                                               3,387,053            235,000
      Notes payable                                                                      579,381              -
      Issuance of common shares pursuant to a
         private placement                                                             1,939,095              -
      Common shares to be issued                                                          65,440              -
      Issuance of common shares for shares
         of subsidiary                                                                 3,455,923              -
                                                                                      ----------         ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          10,453,992          1,508,400
                                                                                      ----------         ----------

   NET INCREASE (DECREASE) IN CASH                                                     4,057,898            414,369
   CASH, beginning of year                                                               424,185              9,816
                                                                                      ----------       ------------

   CASH AND TERM DEPOSITS, end of year                                                 4,482,083            424,185
                                                                                      ==========        ===========



                                                                    Continued...
                                      F-16

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
13.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES  (Continued)

      Under Canadian GAAP, there is no requirement to disclose the company's policy for determining which items are treated as cash equivalents. Under U.S. GAAP cash equivalents are short-term, highly liquid investments that are readily converted to known amounts of cash and are so near their maturities that they present an insignificant risk of change in value because of changes in interest rates.

      The cash and term deposits on hand as at December 31, 1996 represent cash and term deposits with maturity dates of less than 30 days which are considered cash equivalents under U.S. GAAP.

      Development Stage Company
      As of December 31, 1996, the company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities.

      Foreign Currency Translation
      In Canada and the United States, a distinction is made between the measurement and accounting for an enterprise's own transactions in a foreign currency. In the U.S. an integrated subsidiary would remeasure its books and records into the functional currency prior to translation into the reporting currency. The U.S. subsidiaries maintain their books and records in U.S. dollars, however, their functional currency is Canadian dollars due to the dependency on the Canadian parent. The remeasurement of the U.S. subsidiaries' financials according to U.S. GAAP would not change the results of the consolidated financial statements prepared in accordance with Canadian GAAP.

      Income Taxes
      Under Canadian GAAP, income taxes are accounted for under the deferred method. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which required the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.



                                                                    Continued...
                                      F-17

ALTAIR INTERNATIONAL INC.
(FORMERLY ALTAIR INTERNATIONAL GOLD INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Expressed in Canadian Dollars)
================================================================================
13.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES  (Continued)

      The company has significant non-capital loss carryforwards (Note 8). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of valuation allowance is required. As at December 31, 1996, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

      Stock Options
      Of the common share stock options outstanding at December 31, 1996, all 745,000 (1995 - 677,000) are currently exercisable. As at December 31, 1996, 723,630 (1995 - 172,785) common shares were available for granting of options. The following summary sets out the activity in the stock options.

                                                      1996               1995
                                                      ----               ----
                                                       $                  $
          Outstanding at beginning of year           677,000            438,000
          Granted                                    770,000            486,000
          Exercised at an average price of
            $1.03 (1995 - $0.30)                    (702,000)          (247,000)
                                                     -------            -------

          Outstanding at end of year                 745,000            677,000
                                                     =======            =======

      Under Canadian GAAP, there is no requirement to record compensation on the issue of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant.

      For the fiscal years ended December 31, 1996 and 1995 the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.

      Other
      There  are  no  other  material differences between Canadian GAAP and U.S.
      GAAP.

14.   CHANGE OF NAME

      Pursuant  to  articles  of  amendment  dated November 5, 1996, the company
      changed   its   name  from   Altair  International  Gold  Inc.  to  Altair
      International Inc.