Form 10-Q
period 1997-06-30
ALTAIR INTERNATIONAL INC
filed 1997-08-14
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________


                            ALTAIR INTERNATIONAL INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Province of
    Ontario,
     Canada                          1-12497                       None
------------------              ------------------            ----------------
(State or other jurisdiction   (Commission File No.)           (IRS Employer
of incorporation)                                            Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245











      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO |_|



      As of June 30, 1997, the registrant had 15,218,245 shares of Common Stock outstanding.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           ALTAIR INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     (Expressed in United States Dollars)



                                                              June 30,     December 31,
                                                                1997          1996
                                                             (unaudited)   (audited)
                                                            -------------  ----------

                                             ASSETS

Current
  Cash and term deposits                                       $3,577,514  $3,270,161
  Advances and accounts receivable                                 19,403      13,556
                                                            -------------  ----------

                                                                3,596,917   3,283,717

Capital
  Office equipment, vehicles, testing and mining
   equipment.  (Cost, net of amortization)                        378,058     257,018

Centrifugal jig patents and related expenditures
  (Cost, net of amortization)                                   4,074,669   4,365,064

Mineral properties and related deferred
  exploration expenditures                                        283,380     126,302

Goodwill, net                                                      10,789      10,789
                                                            -------------  ----------

                                                               $8,343,813  $8,042,890
                                                            =============  ==========

                                          LIABILITIES

Current
  Accounts payable and accrued liabilities                     $  169,058  $  155,729
  Current portion of notes payable                                            153,036
                                                            -------------  ----------

                                                                  169,058     308,765

Notes payable                                                     259,214     269,685
                                                            -------------  ----------

                                                                  428,272     578,450
                                                            -------------  ----------

                                      SHAREHOLDERS' EQUITY

Capital stock issued
  15,118,245 common shares (1996 - 14,686,296                  12,775,329  11,421,004
 shares)
                                                            -------------  ----------

Deficit
  Balance, beginning of period                                  3,956,564   3,347,808
  Net loss for period                                             903,224     608,756
                                                            -------------  ----------

  Balance, end of period                                        4,859,788   3,956,564
                                                            -------------  ----------

Total Shareholders' Equity                                      7,915,541   7,465,440
                                                            -------------  ----------

                                                              $ 8,343,813 $ 8,042,890
                                                            =============  ==========

                           ALTAIR INTERNATIONAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL CONDITION
                     (Expressed in United States Dollars)




                                                                       Six Months Ended
                                                                            June 30
                                                              ----------------------------------

                                                                    1997                1996
                                                                (unaudited)         (unaudited)

                                                              --------------      --------------

Cash provided by (used in)
  Operating activities
    Net (loss) income for period                               $  (903,224)         $  130,281
    Item not requiring an outlay of cash:
      Amortization                                                 314,499             128,037
                                                              --------------      --------------

                                                                  (588,725)            258,318

    Changes in non-cash working capital balances:
      Increase in advances and accounts receivable                  (5,847)             36,060
      Increase in accounts payable and accrued liabilities        (139,708)            423,540
                                                              --------------      --------------

                                                                  (734,280)            717,918
                                                              --------------      --------------

  Investing activities
    Mineral properties and deferred exploration expenditures      (157,078)            (15,176)
    Purchase of capital assets                                    (137,236)            (27,017)
    Centrifugal jig patents and related expenditures                (7,907)         (4,256,803)
                                                              --------------      --------------

                                                                  (302,221)         (4,298,996)
                                                              --------------      --------------

  Financing activities
    Issuance of common shares for shares of subsidiary                   --           2,522,571
    Issuance of common shares for cash (net of subscriptions
      receivable of $153,385 in 1996)                            1,354,325           2,410,755
    Increase (decrease) in notes payable                           (10,471)            115,000
                                                              --------------      --------------

                                                                 1,343,854           5,048,326
                                                              --------------      --------------

Increase in cash                                                   307,353           1,467,248

Cash and short term investments, beginning of period             3,270,161             310,146
                                                              --------------      --------------

Cash and short term investments, end of period                 $ 3,577,514       $   1,777,394
                                                              ==============      ==============


                           ALTAIR INTERNATIONAL INC.
               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     (Expressed in United States Dollars)
                                  (Unaudited)



                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                    -----------------------------------------------------------------

                                        1997              1996              1997             1996
                                    ------------      -------------      -----------      -----------

Expenses:
  Professional fees                  $   90,743        $  46,399         $  173,895       $   74,440
  Wages and administration               62,109          147,450            108,007          196,918
  Development and testing                34,740               --             62,134               --
  General and office                     23,729            9,506             41,795           22,362
  Shareholders' meetings and reports     63,734            7,878             81,885           30,954
  Public relations                       31,043            4,195             55,026           12,444
  Occupancy costs                        12,921            7,640             20,443           11,584
  Travel                                 26,607            1,660             41,552            3,788
  Transfer agent's fees                   6,371            5,054              9,170            7,388
  Insurance                               3,834            1,894              6,356            4,009
  Accounting and corporate services       1,885            6,375              3,673            8,390
  Government fees and taxes               1,906            1,082              3,092            3,797
  Stock exchange fees                       757              956              1,639            2,780
  Bank charges                              305              133                588              293
  Loss (gain) on foreign exchange       (17,601)          18,286             19,364           17,004
  Amortization                          159,626          125,226            314,499          128,037
                                    ------------      -------------      -----------      -----------

                                        502,709          383,734            943,118          524,188

  Interest on notes payable               4,330              456              8,660            2,757
  Interest and miscellaneous income     (16,962)          (4,763)           (48,554)          (4,763)
                                    ------------      -------------      -----------      -----------

Loss from Operations                $   490,077        $(379,427)         $ 903,224        $(522,182)

Forgiveness of Debt                          --         (652,463)                --         (652,463)
                                    ------------      -------------      -----------      -----------

Net (income) loss for period           $490,077        $(273,036)          $903,224        $(130,281)
                                    ============      =============      ===========      ===========

Net (income) loss per share         $      0.03       $    (0.02)        $     0.06       $    (0.01)
                                    ============      =============      ===========      ===========

Net income per share on gain
from forgiveness of debt            $      0.00       $     0.04         $     0.00       $     0.04
                                    ============      =============      ===========      ===========


                           ALTAIR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Preparation of Financial Statements

      These unaudited interim financial statements of Altair International, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on June 9, 1997.

      The Company is a Canadian corporation and prepares its financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). The Company's financial statements for the 1996 fiscal year were denominated in Canadian currency. The Company's operations are now centered in the United States, and the Company determined effective January 1, 1997 that its functional currency is the U.S. Dollar. Accordingly, although the Company continues to follow Canadian GAAP, the foregoing unaudited financial statements are, and the Company's subsequent financial statements will be, denominated in U.S. Dollars.

      Certain prior year amounts have been reclassified to conform with the current year presentation, but these reclassifications do not affect previously reported net income or retained earnings.

      The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Differences between Canadian and United States Generally Accepted Accounting Principles

      Canadian  GAAP  conforms,  in  all  material  respects,   with  accounting
principles generally accepted in the United States ("U.S. GAAP"), except as described below.

Statement of Changes in Financial Position

      The U.S. Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian GAAP dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP for each of the six-month periods ended June 30, 1996 and June 30, 1997:

                           ALTAIR INTERNATIONAL INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Expressed in United States Dollars)




                                                           Six Months Ended
                                                               June 30,
                                                 -------------------------------------

                                                       1997                 1996
                                                   (unaudited)           (unaudited)
                                                 ----------------      ---------------

Cash flows from operating activities
  Net (loss) income for period                    $   (903,224)          $  130,281
  Adjustment to reconcile net loss for period
  to net cash (used):                                                       128,037
    Amortization                                       314,499
                                                 ----------------      ---------------

                                                      (588,725)             258,318

  Changes in assets and liabilities:
    Advances and accounts receivable                    (5,847)              36,060
    Accounts payable and accrued liabilities          (139,708)             423,540
                                                 ----------------      ---------------

Net cash provided by (used in) operating              (734,280)             717,918
activities
                                                 ----------------      ---------------

Cash flows from investing activities
  Purchase of mineral properties and related
    deferred exploration expenditures                 (157,078)             (15,176)
  Purchase of capital assets                          (137,236)             (27,017)
  Purchase of Centrifugal jig patents and related
    expenditures                                        (7,907)          (4,256,603)
                                                 ----------------      ---------------

Net cash (used in) investing activities               (302,221)          (4,298,996)
                                                 ----------------      ---------------

Cash flows from financing activities
  Issuance of common shares for shares of                   --            2,522,571
  subsidiary
  Issuance of common shares for cash                 1,354,325            2,410,755
  Notes payable                                        (10,471)             115,000
                                                 ----------------      ---------------

Net cash provided by financing activities            1,343,854            5,048,326
                                                 ----------------      ---------------

Net increase in cash                                   307,353            1,467,248

Cash, beginning of period                            3,270,161              310,146
                                                 ----------------      ---------------

Cash, end of period                               $  3,577,514         $  1,777,394

                                                 ================      ===============



      Under Canadian GAAP, there is no requirement to disclose the Company's policy for determining which items are treated as cash equivalents. Under U.S. GAAP cash equivalents are short-term, highly-liquid investments that are readily converted to known amounts of cash and are so near their maturities that they present an insignificant risk of change in value because of changes in interest rates.

      The cash and term deposits on hand as of June 30, 1997 represent cash and term deposits with maturity dates of less than 30 days which are considered cash equivalents under U.S. GAAP.

Development Stage Company

      As of June 30, 1997, the Company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities.

Income Taxes

      Under Canadian GAAP, income taxes are accounted for under the deferral method. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

      The Company has significant non-capital loss carryforwards. SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of valuation allowance is required. As of December 31, 1996, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

Stock Options

      Of the Common Share stock options outstanding at June 30, 1997, 1,007,000 (1996 year end - 415,000) are currently exercisable. As of June 30, 1997, 703,000 (1996 year end - 723,630) Common Shares are available for granting of options. The following summary sets out the activity in the stock options.


                                                             First Six      Second
                                              Fiscal Year      Months       Quarter
                                                  1996          1997         1997
                                                  ----          ----         ----

            Outstanding at beginning of period  $677,000      $745,000    $722,000
            Granted during the period            770,000       350,000     325,000
            Exercised at an average price of
              $1.03 (1st Six Month 1997 - $5.40;
              2nd Quarter 1997 - $5.00)         (702,000)      (88,000)    (40,000)
                                                ---------    ----------   --------
            Outstanding at end of period         745,000     1,007,000   1,007,000
                                                ---------   ----------   ---------

      Under Canadian GAAP, there is no requirement to record compensation on the issue of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant. For the fiscal year ended December 31, 1996 and the first six months of 1997, the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion summarizes the results of operations of the Company and changes in its financial condition for the three- and six-month periods ended June 30, 1997 and 1996, respectively. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Result of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 1996, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission of June 9, 1997. Unless otherwise specified, all amounts set in this Part I, Item 2 are in U.S. Dollars.

Overview

      From inception through the end of 1993, the Company's business consisted principally of acquisition and development of mineral properties. During 1994, the Company's focus changed, and the Company became primarily engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold and environmental contaminates.

      During November 1994, the Company executed an option agreement to acquire Trans Mar, Inc. ("Trans Mar"), a development stage enterprise which owned all patent rights to the Centrifugal Jig ("CJ"), an apparatus for the separation and recovery of fine heavy mineral particles. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the acquisition agreement and acquired all of the outstanding common stock of Trans Mar (the "Trans Mar Merger"). The acquisition was accounted for as a purchase by the Company, which agreed to issue to Trans Mar's shareholders 1,920,000 shares of the Company's common stock ("Common Shares") over a 5 year period and 580,000 warrants entitling the holder to purchase one Common Share for $2.00 until March 1, 1997.

      The effective purchase price paid by the Company to acquire Trans Mar was $5,115,693. This consisted of $3,455,923 of Common Shares issued to Trans Mar shareholders (1,919,557 Common Shares with a deemed value of $1.80 per share) and the absorption of Trans Mar's assets and liabilities, with liabilities exceeding assets by $1,659,770 on February 29, 1996. The purchase price was allocated to CJ patents and development costs.

      Prior  to  1994,  the  Company  operated  its  minerals   business  as  an
exploration stage company, in that it intended to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. At present, there are no business arrangements or joint venture prospects involving the Company's properties or potential property sales from which the Company expects to receive income. No royalty income has been received in the past by the Company.

      There can be no assurance that the development and testing program undertaken by the Company will demonstrate the CJ to be economically attractive to end users. Accordingly, there is no assurance of successful operations.

Results of Operations

      The Company has earned no operating revenues to date. Operating losses before extraordinary items totaled $903,224 ($0.06 per share) during the first six months of 1997 and $522,182 ($0.04 per share) during the comparable period of 1996. Operating losses before extraordinary items for the three months ending June 30, 1997 and 1996 were $490,077 ($0.03 per share) and $379,427 ($0.03 per share), respectively. Principal factors contributing to the losses during these periods were the absence of revenue, coupled with the incurrence of operating expenses.

      Operating expenses increased from $524,188 during the first six months of 1996 to $943,118 during the same period of 1997. Of the $943,118 total operating expenses incurred during the first six months of 1997, $314,499, representing 33% of total operating expenses, related to amortization of the Company's assets, as compared to $128,037 (24% of total operating expenses) during the comparable period in 1996. Increases in amortization are due primarily to amortization of CJ patent and development costs resulting from the acquisition of the CJ through the Trans Mar Merger in March, 1996. Operating expenses, exclusive of amortization, increased from $396,151 during the first six months of 1996 to $628,619 during the first six months of 1997 due primarily to increased activity in testing and developing the CJ and its potential applications. In this regard, subsequent to the first quarter of 1996, the Company expanded into new leased space in Reno, Nevada and increased the level of staffing in Reno from one to four employees. In addition, increased expenditures for professional fees, largely legal costs, were required due to new requirements associated with NASDAQ trading, filings with the Commission, and aggressive enforcement of the Company's licenses and patent rights. Changes in operating expenses between the second quarter of 1996 and the second quarter of 1997 do not differ materially from changes in the year to date operating expenses outlined in the preceding discussion.

      As a result of the Company's acquisition of Trans Mar, Fine Gold assumed all of the Trans Mar liabilities. During the second quarter of 1996, Fine Gold entered into agreements extinguishing certain of the Trans Mar accounts payable at less than the book amounts of such debt. The net of such forgiveness of debt was $652,463 and resulted in an extraordinary gain of $0.04 per share during the six months ended June 30, 1996. There have been no extraordinary items during 1997.

Liquidity and Capital Resources

      The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares and warrants to purchase Common Shares) with aggregate net proceeds $12,275,329 as of June 30, 1997. The Company received cash proceeds totaling $1,354,325 from the exercise of options and warrants to acquire Common Shares during the first six months of 1997.

      The Company has earned no revenues and has incurred recurring losses in operations. On December 31, 1996 the Company's accumulated deficit was $3,956,564. The deficit increased by $903,224 to $4,859,788 during the first six months of 1997 due to operating losses during that period.

      The Company currently maintains working capital which management believes will be sufficient for the Company's needs during the present fiscal year; however, there can be no assurance that the Company will be able to continue to raise capital to fund the Company's long-term capital requirements. The Company received $1,354,325 in proceeds from the exercise of options and warrants to purchase Common Shares during the first six months of 1997. This increased the amount of cash and short-term investments held by the Company from $3,270,161 as of December 31, 1996 to $3,577,514 as of June 30, 1997. Correspondingly, working capital increased from $2,974,952 as of December 31, 1996 to $3,427,859 as of June 30, 1997.

      The Company continues to use its working capital to invest in the testing and development of its primary asset, the CJ, and to invest in mineral properties suitable for development and processing with the CJ. During the first six months of 1997, the Company invested $157,078 in the Company's Camden, Tennessee mineral property and made additional capital investments to build a CJ test facility in Reno, Nevada, file patent applications, and construct additional CJ's including a scaled up 30 inch diameter model.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

      Recent Sales of Unregistered Securities

      During the second quarter of 1997, the Company issued 100,000 Common Shares upon the exercise of warrants or options it had issued during fiscal year 1996. Following is a summary of all securities of the Company sold during the second quarter of 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise indicated, all amounts set forth below are stated in Canadian dollars.

      On or about June 21, 1996, the Company privately placed with a foreign business entity 60,000 units (the "Units"), each consisting of one Common Share and one Series H Warrant, for total cash consideration of $210,000. Each Series H Warrant entitles the holder to purchase one Common Share at a price of $4.50 per share until December 21, 1997. On or about April 3, 1997, 60,000 Common Shares were issued pursuant to the exercise of Series H Warrants. The above-described transaction was effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D, based on a number of factors, including the following: (1) the purchaser entered into a subscription agreement in which the purchaser represented that it was acquiring the Common Shares for investment purposes, had no present intent of selling, distributing or disposing of any portion of the Units, and had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risk of its investment in the Units and bearing the economic risks of such investment; (2) the subscription agreement explained that none of the Units, Common Shares, or Series H Warrants were or would be registered under the Securities Act and that none could be sold or transferred except pursuant to an effective registration statement or an exemption under the U.S. Securities Act; (3) no general solicitation or advertising preceded the execution of the subscription agreement or issuance of Common Shares.

      The Company maintains an incentive Stock Option Plan pursuant to which the Company from time to time grants employee, certain insiders, and other service providers options to purchase Common Shares. On April 30, 1997, May 12, 1997, and June 6, 1997, a director of a subsdiary of the Company exercised options to purchase a total of 40,000 Common Shares at a price of $5.00 per share. This transaction was effected in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D.

Item 4.  Submission of Matters to a Vote for Security Holders.

      The Company held an Annual and Special Meeting of Shareholders on June 3, 1997 at which the Company's shareholders considered and voted as follows on the items described below:

      1. The shareholders of the Company considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:



               Name of Nominee    Votes For  Votes Withheld/Against

               William Long       6,731,297  5,734

               James Golla        6,731,297  5,734

               George Hartman     6,731,297  5,734

               Robert Sheldon     6,731,297  5,734




      2. The shareholders of the Company considered whether to appoint McGovern, Hurly, Cunningham, as auditors of the Company and authorize the Board of Directors to fix their renumeration. There were 6,725,518 votes cast in favor and 11,513 votes against or withheld.


      3. The shareholders considered whether a resolution authorizing an amendment to the Stock Option Plan of the Company (the "Plan") increasing the number of Common Shares reserved for issuance on the exercise of options granted pursuant to the Plan from 2,000,000 Common Shares to 2,500,00 Common Shares. There were 1,576,816 votes cast in favor, 250,924 votes against or withheld, and 4,909,291 abstentions or broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   See Exhibit Index attached hereto.

      (b) No reports on Form 8-K have been filed during the second quarter of 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Altair International Inc.


      August 14, 1997                 By:  /s/ William Long
     -----------------                   ----------------------------------
         Date                              William Long, President


      August 14, 1997                 By:  /s/ Patrick Costin
     -----------------                   ----------------------------------
         Date                              Patrick Costin, Vice-President
                                           and Principal Financial Officer

                           ALTAIR INTERNATIONAL INC.

                                 EXHIBIT INDEX

Regulation S-K
 Exhibit No.          Description
--------------      ------------------------------------------------------------

    3(i) Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Commission on November 25, 1996).

    3(ii)            Bylaws   (incorporated   by  reference  to  the   Company's
                     Registration   Statement  on  Form  10-SB  filed  with  the
                     Commission on November 25, 1996).

     27              Financial Data Schedule