Form 10-Q
period 1997-09-30
ALTAIR INTERNATIONAL INC
filed 1997-11-14
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                            ALTAIR INTERNATIONAL INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Province of
      Ontario,
       Canada                          1-12497                     None
----------------------------    -----------------------    ---------------------
(State or other jurisdiction     (Commission File No.)         (IRS Employer
  of incorporation)                                         Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245











        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|



        As of September 30, 1997, the registrant had 15,233,245 shares of Common Stock outstanding.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   ALTAIR INTERNATIONAL INC.
                                  CONSOLIDATED BALANCE SHEETS
                             (Expressed in United States Dollars)



                                                                         September 30,    December 31,
                                                                             1997             1996
                                                                          (unaudited)      (audited)
                                                                        ---------------   ------------

                                                       ASSETS

Current
  Cash and term deposits                                                     $2,953,241     $3,270,161
  Advances and accounts receivable                                               60,024         13,556
                                                                        ---------------   ------------

                                                                              3,013,265      3,283,717

Capital
  Office equipment, vehicles, testing and mining
   equipment.  (Cost, net of amortization)                                      455,744        257,018

Centrifugal jig patents and related expenditures
  (Cost, net of amortization)                                                 3,967,856      4,365,064

Mineral properties and related deferred
  exploration expenditures                                                      456,204        126,302

Goodwill, net                                                                    10,789         10,789
                                                                        ---------------   ------------

                                                                             $7,903,858     $8,042,890
                                                                        ===============   ============

                                                    LIABILITIES

Current
  Accounts payable and accrued liabilities                                   $  162,773     $  155,729
  Current portion of notes payable                                                             153,036
                                                                        ---------------   ------------

                                                                                162,773        308,765

Notes payable                                                                   257,543        269,685
                                                                        ---------------   ------------

                                                                                420,316        578,450
                                                                        ---------------   ------------

                                                SHAREHOLDERS' EQUITY

Capital stock issued
  15,233,245 common shares at September 30,                                  12,779,254     11,421,004
  1997; 14,686,296 shares at December 31, 1996
                                                                        ---------------   ------------

Deficit
  Balance, beginning of period                                                3,956,564      3,347,808
  Net loss for period                                                         1,339,148        608,756
                                                                        ---------------   ------------

  Balance, end of period                                                      5,295,712      3,956,564
                                                                        ---------------   ------------

Total Shareholders' Equity                                                    7,483,542      7,464,440
                                                                        ---------------   ------------

                                                                            $ 7,903,858    $ 8,042,890
                                                                        ===============   ============


                                   ALTAIR INTERNATIONAL INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL CONDITION
                             (Expressed in United States Dollars)




                                                                          Nine Months Ended
                                                                            September 30
                                                             -------------------------------------------

                                                                    1997                     1996
                                                                 (unaudited)             (unaudited)

                                                             -------------------      ------------------

Cash provided by (used in)

  Operating activities
    Net (loss) income for period                                   $  (1,339,148)           $   (159,475)
    Item not requiring an outlay of cash:
      Amortization                                                       466,940                 249,094
                                                             -------------------      ------------------

                                                                        (872,208)                 89,619

    Changes in non-cash working capital balances:
      Decrease (increase) in advances and accounts receivable            (46,468)                 56,529
      Increase (decrease) in accounts payable and accrued               (145,992)                437,678
           liabilities
                                                             -------------------      ------------------

                                                                      (1,064,688)                583,826
                                                             -------------------      ------------------

  Investing activities
    Mineral properties and deferred exploration expenditures            (329,902)                (15,253)
    Purchase of capital assets                                          (223,530)                (29,583)
    Centrifugal jig patents and related expenditures                     (44,928)             (4,392,290)
                                                             -------------------      ------------------

                                                                        (598,360)             (4,437,126)
                                                             -------------------      ------------------

  Financing activities
    Issuance of common shares for shares of subsidiary                        --               2,522,571
    Issuance of common shares for cash (net of subscriptions
      receivable of $153,385 in 1996)                                  1,358,249               2,569,440
    Increase (decrease) in notes payable                                 (12,141)                115,000
                                                             -------------------      ------------------

                                                                       1,346,108               5,207,011
                                                             -------------------      ------------------

Increase (decrease) in cash                                             (316,920)              1,353,711

Cash and short term investments, beginning of period                   3,270,161                 310,146
                                                             -------------------      ------------------

Cash and short term investments, end of period                       $ 2,953,241           $   1,663,857
                                                             ===================      ==================



                                   ALTAIR INTERNATIONAL INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                             (Expressed in United States Dollars)
                                          (Unaudited)



                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                             ------------------------------------------------------------------------------------

                                                   1997                  1996                   1997                  1996
                                             ----------------      -----------------      ----------------      -----------------

Expenses:
  Professional fees                             $   66,022              $  63,898              $239,917            $   138,338
  Wages and administration                          41,562                 75,783               149,589                272,701
  Development and testing                           54,197                     --               116,331                     --
  General and office                                20,778                 14,760                62,573                 37,122
  Shareholders' meetings and reports                 7,098                  2,214                88,983                 33,168
  Public relations                                  27,427                  9,276                82,453                 21,720
  Occupancy costs                                    9,743                  7,492                30,186                 19,076
  Travel                                             4,788                  5,269                46,340                  9,057
  Transfer agent's fees                              2,526                  2.032                11,696                  9,420
  Insurance                                         26,015                  6.152                32,371                 10,161
  Accounting and corporate services                  2,233                 (3,454)                5,906                  4,936
  Government fees and taxes                          8,157                     12                11,249                  3,809
  Stock exchange fees                                5,700                    510                 7,339                  3,290
  Bank charges                                         558                    144                 1,146                    437
  Loss (gain) on foreign exchange                   20,323                 (3,994)               39,687                 13,010
  Amortization                                     152,441                121,057               466,940                249,094
                                          ----------------      -----------------      ----------------      -----------------

                                                   449,588                301,151             1,392,706                825,339

  Interest on notes payable                          4,330                    459                12,990                  3,216
  Interest and miscellaneous income                (17,994)               (11,854)              (66,548)               (16,617)
                                          ----------------      -----------------      ----------------      -----------------

Loss from Operations                           $   435,924              $ 289,756            $1,339,148            $   811,938


Forgiveness of Debt                                     --                     --                    --               (652,463)
                                          ----------------      -----------------      ----------------      -----------------

Net (income) loss for period                   $   435,924            $   289,756            $1,339,148             $  159,475
                                          ================      =================      ================      =================

Net (income) loss per share                    $      0.03              $    0.02             $    0.09             $     0.01
                                          ================      =================      ================      =================

                           ALTAIR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair International, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on June 9, 1997.

        The Compan is a Canadian corporation and prepares its financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). The Company's financial statements for the 1996 fiscal year were denominated in Canadian currency. The Company's operations are now centered in the United States, and the Company determined effective January 1, 1997 that its functional currency is the U.S. Dollar. Accordingly, although the Company continues to follow Canadian GAAP, the foregoing unaudited financial statements are, and the Company's subsequent financial statements will be, denominated in U.S. Dollars. Audited information presented in balance sheet has been restated in U. S. Dollars.

        Certain prior year amounts have been reclassified to conform with the current year presentation, but these reclassifications do not affect previously reported net income or retained earnings.

        The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Differences between Canadian and United States Generally Accepted Accounting Principles

        Canadian GAAP conforms, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

Statement of Changes in Financial Position

        The U.S. Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian GAAP dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP for each of the nine-month periods ended September 30, 1996 and September 30, 1997:



                                   ALTAIR INTERNATIONAL INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Expressed in United States Dollars)




                                                                         Nine Months Ended
                                                                           September 30,
                                                          -----------------------------------------------

                                                                   1997                      1996
                                                               (unaudited)               (unaudited)
                                                          ----------------------     --------------------

Cash flows from operating activities
  Net (loss) income for period                               $   (1,339,148)            $    (159,475)
  Adjustment to reconcile net loss for period to net
   cash (used):                                                                                 249,094
    Amortization                                                    466,940
                                                          ----------------------     --------------------

                                                                   (872,208)                   89,619

  Changes in assets and liabilities:
    Advances and accounts receivable                                (46,468)                   56,529
    Accounts payable and accrued liabilities                       (145,992)                  437,678
                                                          ----------------------     --------------------

Net cash provided by (used in) operating                         (1,064,668)                  583,826
activities
                                                          ----------------------     --------------------

Cash flows from investing activities
  Purchase of mineral properties and related
    deferred exploration expenditures                              (329,902)                  (15,253)
  Purchase of capital assets                                       (223,530)                  (29,583)
  Purchase of Centrifugal jig patents and related
    expenditures                                                    (44,928)               (4,392,290)
                                                          ----------------------     --------------------

Net cash (used in) investing activities                            (598,360)               (4,437,126)
                                                          ----------------------     --------------------

Cash flows from financing activities
  Issuance of common shares for shares of                                --                 2,522,571
  subsidiary
  Issuance of common shares for cash                              1,358,249                 2,569,440
  Notes payable                                                     (12,141)                  115,000
                                                          ----------------------     --------------------

Net cash provided by financing activities                         1,346,108                 5,207,011
                                                          ----------------------     --------------------

Net increase in cash                                               (316,920)                1,353,711

Cash, beginning of period                                         3,270,161                   310,146
                                                          ----------------------     --------------------

Cash, end of period                                            $  2,953,241              $  1,663,857

                                                          ======================     ====================



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

        The cash and term deposits on hand as of September 30, 1997 represent cash and term deposits with maturity dates of less than 30 days which are considered cash equivalents under U.S. GAAP.

Development Stage Company

        As of September 30, 1997, the Company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities.

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

Stock Options

        Of the Common Share stock options outstanding at September 30, 1997, 1,142,000 (1996 year end - 415,000) are currently exercisable. As of September 30, 1997, 553,000 (1996 year end - 723,630) Common Shares are available for granting of options. The following summary sets out the activity in the stock options.

                                                                      First Nine       Third
                                                      Fiscal Year       Months         Quarter
                                                         1996            1997           1997
                                                         ----            ----           ----
                                                          $               $              $
               Outstanding at beginning of period       677,000         745,000       1,007,000
               Granted during the period                770,000         500,000         150,006
               Exercised at an average price of
                 $1.03 (1st Nine Months 1997 - $5.40;
                 3rd Quarter 1997 - $.60)              (702,000)       (103,000)        (15,000)
                                                       ---------     -----------     -----------
               Outstanding at end of period             745,000       1,142,000       1,142,000
                                                       ---------     -----------     -----------

        Under Canadian GAAP, there is no requirement to record compensation on the issue of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant. For the fiscal year ended December 31, 1996 and the first nine months of 1997, the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the results of operations of the Company and changes in its financial condition for the three- and nine-month periods ended September 30, 1997 and 1996, respectively. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Result of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 1996, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on June 9, 1997. Unless otherwise specified, all amounts set in this Part I, Item 2 are in U.S. Dollars.

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

        During November 1994, the Company executed an option agreement to acquire Trans Mar, Inc. ("Trans Mar"), a development stage enterprise which owned all patent rights to the Centrifugal Jig ("CJ"), an apparatus for the separation and recovery of fine heavy mineral particles. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the option agreement and entered into a merger agreement pursuant to which the Company acquired all of the outstanding common stock of Trans Mar (the "Trans Mar Merger"). The acquisition was accounted for as a purchase by the Company, which agreed to issue to Trans Mar's shareholders 1,920,000 shares of the Company's common stock ("Common Shares") over a 5 year period and 580,000 warrants entitling the holder to purchase one Common Share for $2.00 until March 1, 1997.

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

Results of Operations

        The Company has earned no operating revenues to date. Operating losses before extraordinary items totaled $1,339,148 ($0.09 per share) during the first nine months of 1997 and $811,938 ($0.05 per share) during the comparable period of 1996. Operating losses for the three months ending September 30, 1997 and 1996 were $435,924 ($0.03 per share) and $289,756 ($0.02 per share), respectively. Principal factors contributing to the losses during these periods were the absence of revenue, coupled with the incurrence of operating expenses.

        Operating expenses increased from $825,339 during the first nine months of 1996 to $1,392,706 during the same period of 1997. Of the $1,392,706 total operating expenses incurred during the first nine months of 1997, $466,940, representing 34% of total operating expenses, related to amortization of the Company's assets, as compared to $249,094 (30% of total operating expenses) during the comparable period in 1996. Increases in amortization were due primarily to amortization of CJ patent and development costs resulting from the acquisition of the CJ through the Trans Mar Merger in March, 1996. Operating expenses, exclusive of amortization, increased from $576,245 during the first nine months of 1996 to $925,766 during the first nine months of 1997, due primarily to increased activity in testing and developing the CJ and its potential applications. In this regard, subsequent to the first quarter of 1996, the Company expanded into new leased space in Reno, Nevada and increased the level of staffing in Reno from one to four employees. In addition, increased expenditures for professional fees, largely legal costs, have been required due to new requirements associated with NASDAQ trading, filings with the Commission, and enforcement of the Company's licenses and patent rights. Changes in operating expenses between the third quarter of 1996 and the third quarter of 1997 did not differ materially from changes in the year to date operating expenses outlined in the preceding discussion.

        As a result of the Company's acquisition of Trans Mar, Fine Gold Recovery Systems, Inc., a wholly-owned subsidiary of the Company, into which Trans Mar was merged in the Trans Mar Merger ("Fine Gold") assumed all of the Trans Mar liabilities on the date of the Trans Mar Merger. During the second quarter of 1996, Fine Gold entered into agreements extinguishing certain of the

Trans Mar accounts payable at less than the book amounts of such debts. The net of such forgiveness of debt was $652,463 and resulted in an extraordinary gain of $0.04 per share during the six months ended June 30, 1996. There were no extraordinary items during the first nine months of 1997.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares and warrants to purchase Common Shares) with aggregate net proceeds $12,779,254 as of September 30, 1997. The Company received cash proceeds totaling $1,358,250 from the exercise of options and warrants to acquire Common Shares during the first nine months of 1997.

        The Company has earned no revenues and has incurred recurring losses in operations. On December 31, 1996 the Company's accumulated deficit was $3,956,564. The deficit increased by $1,339,148 to $5,295,712 during the first nine months of 1997 due to operating losses during that period.

        The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1998 fiscal year; however, there can be no assurance that the Company will be able to continue to raise capital to fund the Company's long-term capital requirements. The Company received $1,358,250 in proceeds from the exercise of options and warrants to purchase Common Shares during the first nine months of 1997. This increased the amount of cash and short-term investments held by the Company from $3,270,161 as of December 31, 1996 to $3,577,514 as of June 30, 1997; however, due to a decrease in the number of warrants or options exercised during the third quarter of 1997, accompanied by continued spending on items described in the following paragraph, the amount of cash and short-term investments decreased to 2,953,241 as of September 30, 1997. Correspondingly, working capital increased from $2,974,952 as of December 31, 1996 to $3,427,859 as of June 30, 1997, but then decreased to $2,850,492 as of September 30, 1997.


        The Company continues to use its working capital to invest in the testing and development of its primary asset, the CJ, and to invest in mineral properties suitable for development and processing with the CJ. During the first nine months of 1997, the Company invested $329,902 in the Company's Camden, Tennessee mineral property and made additional capital investments to build a CJ test facility in Reno, Nevada, file patent applications, and construct additional CJ's, including a scaled-up 30 inch diameter model.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the failure of the CJ to prove economically attractive to end users, the development of a substitute for the CJ by a competitor, the need for an unforseen amount of capital to complete testing and development of the CJ, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) See Exhibit Index attached hereto.

        (b) No reports on Form 8-K have been filed during the third quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Altair International Inc.


      November 14, 1997                 By:       /s/ William Long
     -------------------                    ------------------------------------
           Date                                 William Long, President


      November 14, 1997                 By:       /s/ Patrick Costin
     -------------------                    ------------------------------------
           Date                                 Patrick Costin, Vice-President
                                                and Principal Financial Officer

                            ALTAIR INTERNATIONAL INC.

                                  EXHIBIT INDEX

 Regulation S-K
   Exhibit No.             Description
------------------      --------------------------------------------------------

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