Form 10-K
period 1997-12-31
ALTAIR INTERNATIONAL INC
filed 1998-03-31
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________


                            ALTAIR INTERNATIONAL INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                         1-12497                    None
----------------------------     ---------------------     ---------------------
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

|_|      Securities registered pursuant to Section 12(b) of the Act:  None

|X|      Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value         Nasdaq Stock Market, Alberta Stock Exchange
---------------------------       ----------------------------------------------
     (Title of Class)               (Name of each exchange on which registered)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the Common Shares held by non-affiliates of the Registrant on February 27, 1998, based upon the closing sale price of the Common Shares on the NASDAQ Stock Market of $13.438 per share on February 27, 1998, was approximately $168,557,980. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

         As of February 27, 1998, the Registrant had 15,510,245 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K


PART I     ..................................................................  1
           Exchange Rate Information.........................................  1

Item 1.    Business..........................................................  1
           --------
           General...........................................................  1
           Target Markets....................................................  3
                  Heavy Minerals Recovery....................................  3
                  Coal Washing...............................................  3
                  Environmental Remediation..................................  4
                  Other Testing..............................................  4
           Tennessee Minerals Property.......................................  4
           Technology and Proprietary Rights.................................  5
           Competition.......................................................  6
                  Alternative Technologies...................................  6
                  Competing Products.........................................  6
           Plan of Operation.................................................  7
                  Business Development.......................................  7
                  Research, Testing and Development..........................  7
           Subsidiaries......................................................  9
           Government Regulation and Environmental Concerns.................. 10
                  Government Regulation...................................... 10
                  Environmental Regulation and Liability..................... 11
           Employees......................................................... 11
           Glossary of Terms................................................. 11
           Factors That May Affect Future Results............................ 12
                  Absence of Operating Revenues; Operating Losses............ 12
                  Product Development Risk................................... 13
                  Property Development Risk.................................. 13
                  Dependence on Third Party Manufacturers.................... 13
                  Sufficiency and Price of Capital........................... 13
                  Competing Products and Alternative Technologies............ 14
                  Dependence on Commodities Markets.......................... 14
                  Risk of Development, Construction and Mining Operations.... 14
                  Government Regulation; Environmental Permits and Liability. 14 Enforceability of Civil Liabilities Against Foreign Persons 15
                  Patents for the Centrifugal Jig............................ 15
                  Dependence on Key Personnel................................ 15
                  Acquisition Risks.......................................... 15
                  Possible Issuance of Substantial Amounts of Additional
                           Shares Without Stockholder Approval............... 16
                  Possible Volatility of Stock Price......................... 16
                  Shares Eligible for Future Sales........................... 16
                  Absence of Dividends....................................... 16

Item 2.    Properties........................................................ 16
           ----------

Item 3.    Legal Proceedings................................................. 17
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders............... 17
           ---------------------------------------------------

PART II    .................................................................. 17

Item 5.    Market for the Registrant's Common Stock and Related
           ----------------------------------------------------
           Shareholder Matters............................................... 17
           -------------------
           Market Price...................................................... 17
                  United States.............................................. 17
                  Canada   .................................................. 18
           Outstanding Shares and Number of Shareholders..................... 18
           Dividends......................................................... 19
           Transfer Agent and Registrar...................................... 19
           Canadian Taxation Considerations.................................. 19
           Recent Sales of Unregistered Securities........................... 19

Item 6.    Selected Financial Data........................................... 21
           -----------------------

Item 7.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations......................................... 21
           -------------------------

           Overview.......................................................... 21
           Results of Operations............................................. 22
                  Fiscal Years 1995, 1996, and 1997.......................... 22
           Liquidity and Capital Resources................................... 23

Item 8.    Financial Statements and Supplementary Data....................... 23
           -------------------------------------------

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure.............................................. 23
           --------------------

PART III   .................................................................. 24

Item 10.   Directors and Executive Officers of the Registrant................ 24
           --------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act................. 25

Item 11.   Executive Compensation............................................ 25
           ----------------------
           Summary Compensation Table........................................ 25
           Option Grants in 1997............................................. 26
           Aggregated Option Exercises and at Year-End Option Values......... 26
           Compensation of Directors......................................... 27
           Employment Agreements............................................. 27

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 27
           --------------------------------------------------------------

Item 13.   Certain Relationships and Related Transactions.................... 28
           ----------------------------------------------

PART IV    .................................................................. 29

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 29
           ---------------------------------------------------------------
           (a)    Documents Filed............................................ 29
                  ---------------
                  1.       Financial Statements.............................. 29
                  2.       Financial Statement Schedules..................... 29
                  3.       Exhibit List...................................... 30
           (b)    Reports on Form 8-K........................................ 31
                  -------------------
           (c)    Exhibits................................................... 31
                  --------
           (d)    Financial Statement Schedule............................... 31
                  ----------------------------

SIGNATURES .................................................................. 32

                                     PART I


This Annual Report on Form 10-K for the year ended December 31, 1997 (this "Form 10-K) contains "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "Common Stock") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encourage to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

Exchange Rate Information

         The following exchange rates represent the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York. The following table sets forth, for each of the years indicated, the period end exchange rate, the average exchange rate (i.e., the average of the exchange rates on the last day of each month during the period), and the high and low exchange rates of the U.S. dollar in exchange for the Canadian dollar for the years indicated below, based on the noon buying rates.


                                                                 Year Ended December 31,
                                    --------------------------------------------------------------------------------

                                       1997             1996             1995              1994             1993
                                    -----------      -----------      -----------      ------------      -----------

                                                             (Canadian dollar per US dollar)

High...............................  1.4398            1.3822           1.4238            1.4078          1.3443

Low................................  1.3392            1.3310           1.3285            1.3103          1.2428

Average............................  1.3849            1.3638           1.3725            1.3664          1.2902

Year End...........................  1.4288            1.3697           1.3655            1.4030          1.3255



Item 1.  Business
         --------

General

         A glossary of technical terms used in the following description of the Company's business is set forth at the conclusion of this Item 1.

         The Company was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and developing mineral properties. Since 1994, the Company has increasingly shifted its emphasis from the acquisition and development of mineral properties to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including titanium, zircon, gold and environmental contaminants. The Company is a development stage firm and has been since its inception. To date, the Company has derived no revenues from product sales or otherwise and has experienced an operating loss in every year of operation. In the fiscal year ended December 31, 1997, the Company experienced operating losses of $1,831,471.

         During 1996, the Company acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "CJ"), through a merger involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company ("Fine Gold"), and Trans Mar, Inc., a Washington corporation ("TMI"). The CJ is a patented device capable of segregating and recovering extremely fine mineral particles or contaminants, many of which are not economically recoverable utilizing conventional techniques or processes. See "--Technology and Proprietary Rights." The Company views the acquisition of and development of the CJ as strategically significant. Management believes the CJ can be successfully developed in order to recover extremely fine, heavy particulate matter. The CJ has added to the Company's historical minerals acquisition and exploration operations an opportunity to become a developer of unique minerals processing technology. Further, efforts to develop and test CJ technology have led Altair to identify and lease rights to a mineral deposit located in Camden, Tennessee (the "Tennessee Minerals Property"). Management believes that the Tennessee Minerals Property, which would not have been economically developed without the CJ technology, might feasibly be developed and mined using the CJ. See "--Tennessee Minerals Property."

         The CJ segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughput. Management believes the CJ will be able to economically recover smaller particles than can be presently economically recovered by competing gravity technologies. While not yet confirmed through actual operations, the cost to manufacture and operate the CJ is expected to be similar to the cost to manufacture and operate competing gravity separators, which efficiently process only particles larger than 150 mesh. In contrast, the Company's tests suggest that the CJ will be able to maintain relative efficiency when processing feeds as small as 400 mesh. See "--Competition." In tests conducted to date using the CJ to process relatively small particles, the CJ has yielded product quality (grade and contaminates) equivalent to that yielded by alternative technologies processing larger particles. See "--Target Markets" and "--Competition."

         Several prototype and demonstration jigs have been built and tested by the Company and TMI. Continued field testing of the CJ is being undertaken to increase the volume capacity, identify any design problems that may reside in the CJ technology, evaluate the CJ's ability to perform sustained operations, determine the potential for downtime during such operations and estimate the anticipated maintenance costs associated with continued operations. In addition, field testing is being carried out to improve operating design for specific applications. There can be no assurance that the testing program will be successful for all applications or that testing will demonstrate the CJ to be economically attractive to end users. See "--Factors That May Affect Future Results."

         During 1997, the Company focused much of its operations on testing of its Series 12 CJ, designed to be capable of processing 120 tons of solids per day. Although the test results on the Series 12 CJ suggest that commercial use of the Series 12 CJ is technically feasible, the Series 12 CJ is a test model with limited capacity, and therefore, use of the Series 12 CJ is not economical for most intended applications or target markets, excepting small placer gold mines or similar operations. During late 1997, the Company designed and built a larger Series 30 CJ, designed to be capable of processing 500 tons of solids per day, which intended capacity management believes is sufficient for minerals processing, coal washing, and many other intended commercial applications. See "--Target Markets." The Series 30 CJ has been installed for testing at a mineral recovery plant operated by a large heavy mineral sand producer located in northern Florida, with testing completion planned for the first half of 1998. See "--Plan of Operation." The volumes of solids per day that the Series 12 CJ and Series 30 CJ are actually capable of processing have not yet been established through testing; however, the Company expects that planned testing over the next twelve months will confirm that the two models can process the volumes they have been designed to process. The Company believes that CJ units larger than the Series 30 CJ could be designed and readily constructed in the future. Also, multiple units might be used in series or parallel configurations to process high volume operations.

         Preliminary demonstration tests conducted by the Company and TMI suggest that the CJ may be commercially viable in a number of applications, including:

         o   Recovery of ultra fine gold from waste streams or former tailings;
         o Recovery of zircon, rutile, leucoxene, and other valuable fractions from heavy mineral sand operations, especially from finely sized waste piles;
         o   Sulfur and ash removal from fine coal;
         o   Recovery of iron ore fines from fine tailings;
         o Concentration of heavy minerals, such as anatase, aparite, barite, cassiterite, chromite, columbite, industrial diamonds, fluorite, various garnets, monazite, tantalite and wolframite;
         o   Remediation of nuclear waste.

Target Markets

         The Company's present focus is on developing markets for the CJ that have the greatest near-term profit potential. Although management of the Company believes that, in the long run, the CJ may potentially be useful for a number of applications, management believes that, the most promising markets for the CJ in the short run are for use in (i) processing of heavy mineral sands in order to recover heavy minerals, particularly zircon and titanium, (ii) washing of coal fines in order to remove fine pyrite particles and ash, and (iii) to a lesser extent, environmental remediation.

         Heavy Minerals Recovery. In the minerals arena, the Company seeks to enter into royalty or limited licensing agreements under which the CJ can add value to the beneficiation process, especially the processing of heavy mineral sands. Verification testing with the Series 12 CJ suggests the CJ's potential for recovering zircon from heavy minerals sand dry mill tails in Florida. In Phase 1 and 2 trials conducted by the Company involving separation of commercial grade zircon products from mineral sands, the Series 12 CJ withdrew a larger portion of zircon from the feed ore than other mineral sands processing equipment in use today. In tests on zircon/contaminate feeds conducted by the Company, the Series 12 CJ has yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit.

         The primary valuable minerals produced from heavy mineral sands are titanium and zircon. Titanium is used primarily as a basic component of pigments which are used in the production of paints, plastics, and paper. Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. The Company believes the domestic and international markets for both of these products are significant and well established. Both are commodities traded in bulk, usually under long term contracts, and are also sold in 50-100 lbs. bags, usually traded as a spot-priced product. The U.S. Geologic Survey has reported that production of titanium dioxide in the United States during 1997 was approximately 1,330,000 metric tons, representing a market value of approximately $2.73 billion. The U.S. Geologic Survey does not report zirconium production for the United States; however, according to the 1993 Mineral Commodities Summaries prepared by the U.S. Department of the Interior, Bureau of Mines, consumption of zirconium in the United States during 1992 was approximately 75,000 metric tons, representing a market value of approximately $16.1 million. There can be no assurance that testing will demonstrate that the CJ can economically extract heavy minerals from heavy minerals sands or that the CJ will prove attractive to end users.

         Coal Washing. During 1997, the Company tested the Series 12 CJ to evaluate its ability to remove fine pyrite particles and ash from coal fines, in an attempt to create a saleable product from material currently discharged as mine waste. The tests were carried out at Southern Illinois University in conjunction with a major coal producer. Tests were conducted on a crushed coal middlings material with difficult cleaning characteristics. The following conclusions, have been provided the company by the Southern Illinois University Department of Mining Engineering:

         "1. For the 28 x 325 mesh particle size fraction of a Pittsburgh No. 8 seam coal, the Altair Centrifugal Jig was found to provide a reduction in ash content from an average of 30% to 10% while recovering 86% of the combustible material. The corresponding reduction in total sulfur content was from 2.50% to 1.40%. This separation performance resulted in a 78% rejection of ash-bearing material and 62.5% rejection of total sulfur. Considering that the feed material contained a significant amount of near-gravity material due to its origination from the middlings stream of a jig, the high separation efficiency value of around 55% is a remarkable achievement for the Altair Jig.

         2. Partition curves derived from Altair Jig washability data indicate the ability to achieve a relatively low specific gravity cut point (D50) of nearly 1.50 at a probable error value (Ep) of 0.10. These performance values rank among the best of those reported for other enhanced gravity concentrators.

         3. The separation performance achieved on the 28 x 325 mesh particle size fraction by the Altair Jig was found to be superior to the results obtained from advanced washability (release) analysis, which represents the ultimate performance achievable by any flotation technology.

         4. The separation performance results obtained as a function of particle size indicates that the optimum separation was achieved on the 100 x 200 mesh particle size fraction. This fact was confirmed by both the metallurgical and process efficiency results. For the coarsest particle size fractions, the ash-forming material was found to have difficulty in passing through the screen. Thus, ash recovery to the product is sufficiently higher than the finer material. However, the excellent separation performances achieved on the particle size fractions below 100 mesh are superior to other commercially available enhanced gravity technologies. This finding is especially unique due to the use of a relatively low centrifugal force of 45 g's.

         5. A circuit utilizing the Altair Jig to clean the 28 x 325 mesh particle size fraction and a flotation column to treat the -325 mesh fraction was predicted to provide a 10% product ash content while recovering 78% of the combustible material. In comparison, the use of a flotation column to treat the entire -28 mesh coal would only recover 60% of the combustible material while achieving the same product ash content. Thus, the use of the Altair Jig to treat the high middlings content coal used in this study would result in an overall increase in recovery of 18% weight units.

         6. A complete parametric study was conducted based on a statistically designed test program and response evaluation software. Empirical equations describing the effects of operating parameters value on important response variables, i.e., combustible recovery, ash rejection, and sulfur rejection, have been developed and utilized to identify the optimum test conditions."

         Based on these test results, and others, the Company believes utilities in the eastern United States may be able to use the CJ to remove pyrite from high sulphur eastern coals, potentially reducing the need to incur the expense of transporting low-sulphur western coals. For example, the cost of transporting coal from Wyoming, a large coal mining area, to the midwestern United States typically comprises 75% of the cost of the delivered coal product. In addition, the Company believes the CJ may be used to remove ash from coal, which would benefit utilities because ash reduces the thermal value of coal and causes undesirable environmental impacts. Currently, the Company has established a coal wash test program with Kerr-McGee Coal Corp. and the University of Southern Illinois. The program is utilizing the Series 12 CJ in processing coal feeds in an on-line coal wash plant production environment. See "--Plan of Operation." There can be no assurance that testing will demonstrate that the CJ can economically remove pyrite, ash, or other substances or that the CJ will be attractive to coal purchasers.

         Environmental Remediation. Testing of the Series 12 CJ conducted under a grant from the U. S. Environmental Protection Agency at Montana College of Mineral Science and Technology during 1994 indicated that the CJ may be effective in removing heavy minerals from old mine and mill tailing sites. The 1994 tests indicated that the CJ removed approximately 64% of the fine pyrite contained in mill tailings in a single pass through the machine. Nearly 80% of the fine pyrite content of such tailings was removed in two passes through the machine. In 1995, the U.S. Department of Energy (the "D.O.E.") sponsored tests suggesting that the CJ may be capable of removing dense nuclear particles from radioactive waste. The tests conducted by the D.O.E. reported that the CJ was able to remove up to 54% of the contained nuclear contaminate in a single pass. Company management is currently exploring these potential environmental remediation applications.

         Other Testing. The Company has licensed a Series 12 CJ to BHP Minerals International Inc. ("BHP") for installation at BHP's worldwide testing laboratory in Reno, Nevada. Under the terms of the license, in exchange for nominal consideration, the Company has granted BHP a non-exclusive license for use of the Series 12 CJ until September 1, 1998, subject to a one year extension at the option of BHP. BHP is not restricted in its choice of ores or minerals for testing. The Series 12 CJ has been delivered to BHP and is currently in the process of being installed. The Company has committed to train BHP personnel to operate and conduct routine maintenance, and to provide limited consulting to BHP on an on-going basis. See "---Plan of Operation."

Tennessee Minerals Property

         The Tennessee Minerals Property consists of approximately 4,300 acres of land that the Company has leased (or has binding commitments to lease) in or near Camden, Tennessee, containing fine, heavy minerals. During 1997, the Company's exploration activities on the Tennessee Minerals Property have included geologic mapping, sample collection, drilling of 72 auger holes and preparation of geologic and deposit models. The deposit model also incorporates 40 drill holes completed by an earlier exploration company. Deposit model estimates are consistent with deposit estimates previously determined by other resource companies. The mineral deposit on the Tennessee Minerals Property has not yet been proven to be a reserve (as defined in Item 802, Guide 7 promulgated under the Exchange Act), and the Company's limited Regulation S-K operations and proposed plan with respect to it are exploratory in nature.

         The production of saleable heavy minerals from heavy mineral sand ore is a two-stage process. At the mine site, heavy mineral ore is treated in a "wet mill" where a 90% total heavy mineral concentrate is prepared typically utilizing gravity separation equipment. This concentrate is then taken to a "dry mill" where individual mineral constituents are extracted using magnetic and high tension electrical separators.

         In order to assess the amenability of the Tennessee Minerals Property ore to processing with the CJ, two bulk samples were collected by the Company from the Tennessee Minerals Property. Test work completed by the Company on the first sample during the spring of 1997 suggested the sands can be processed with the CJ. Tests performed by the Company which emphasized recovery have yielded up to 94% heavy mineral recovery with a six- to-one concentration ratio. (Stated differently, after a single pass through the CJ, 94% of the ore's value was concentrated in about one-sixth of its original volume, and five sixths of the sand rendered a non-valuable discard.) As is typical of gravity separation processing, several passes through the CJ will be necessary to produce a 90% total heavy mineral concentrate. Further, in the event the Tennessee Minerals Property is proven to contain significant heavy mineral reserves the CJ would likely be used in conjunction with traditional gravity separators, primarily spirals, to most efficiently process the sand ore in the "wet mill". A second bulk sample was collected during late 1997. Approximately 5,000 pounds of representative mineralized material was collected from an exposed sand horizon. This sample is being processed by an independent Florida heavy sands producer and the Company utilizing both "wet mill" and "dry mill" processes to produce representative samples of saleable products.
See "--Plan of Operation."

         Management believes that because the sands are unconsolidated, and hence easily worked, the Tennessee Minerals Property deposit may be amenable to large-scale, low-cost mining. Initial pre-feasibility tests on the Tennessee Minerals Property, based on tonnage and grade features, indicate the potential for a large-scale sand mining operation with a multi-decade life. In order to better assess the feasibility of economically mining the Tennessee Minerals Property, the Company has retained an independent consulting group to commence a technical pre-feasibility study to be completed in late 1998. If the results of the pre-feasibility study suggest that the Tennessee Minerals Property is amenable to large-scale, low-cost mining, the Company will undertake a thorough feasibility study beginning late in the 1998 fiscal year. Such a feasibility study would involve the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee Minerals Property. The Company expects that completion of a feasibility study will take 12-18 months. If the feasibility study suggests that cost-effective mining of the Tennessee Minerals Property is feasible, mining could begin on the Tennessee Minerals Property within 24-36 months after completion of the study, subject to, among other things, the price of, and demand for, extractable heavy metals and the Company's ability to obtain necessary financing, permits, and governmental approvals. See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

Technology and Proprietary Rights

         In operation, the CJ utilizes a combination of standard mechanical jig and centrifugal technologies. Without having tested the CJ in sustained, commercial operations, management believes production models of the CJ, if completed, will be capable of sustaining high reliability and low maintenance costs in a production environment. See "--Plan of Operation." Use of the CJ requires no chemical additives. The Series 12 CJ stands about six feet tall, requires floor space of about 25 square feet and weighs approximately 2,000 pounds. Recently constructed jigs have been mounted on metal frames along with jig auxiliary equipment--pulse water pump and tank and control panel--for transport by truck and rapid on-site installation.

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

         The Company does not intend to establish its own manufacturing facility. Management is considering options for manufacture of the CJ, including manufacturing under contract, exclusive licensing, or a joint venture. The arrangement could eventually include an exclusive license for manufacture, warehousing and distribution of spare parts, as well as maintenance and leasing of the CJ. Currently, the Company has entered into an agreement with a machine shop located in Marysville, California, to manufacture the initial models of the CJ. Under the terms of the agreement, the machine shop has constructed four Series 12 CJs and one Series 30 CJ.

         Initial patents on the CJ have been issued in the United States, South Africa, United Kingdom, Australia, and Canada. Patent applications are pending in Germany, France and Japan. A series of second patents have been issued with respect to a critical component of the CJ in the United States, Australia, Canada, Great Britain, and South Africa, as well as under General European procedures. The Company filed an application in the United States seeking a third patent for a recently developed component of the CJ on May 15, 1997 and intends to file applications in Canada and certain European nations.

         In two separate transactions in 1996 and 1997, the Company purchased an aggregate of 83% of the capital stock of Intercontinental Development Corporation ("Indeco") for total consideration of $355,835. Indeco has as its sole asset a royalty agreement entitling Indeco to 10% of the capital stock of the cost of manufacturing any CJs which are placed in production, sold or exploited for profit worldwide.

Competition

         Alternative Technologies. Various mineral processing technologies perform many functions similar or identical to those for which the CJ is designed. See "Factors That May Affect Future Results - Competing Products and Alternative Technologies." Minerals processing technologies are generally predicated on the physical and chemical characteristics of the materials being processed. Contrasts in size, specific gravity, hardness, magnetic susceptibility, and electrical conductivity are physical characteristics that the processor exploits to selectively extract and concentrate mineral constituents. Variations in chemical reactivity and molecular affinity are also used to selectively segregate feed components.

         The CJ competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Spirals and cones are mechanical gravity separation devices commercially used in the recovery of heavy minerals from sand-sized feeds and are generally most effective when feed sizes are larger than 150 mesh. Recovery efficiency falls dramatically with smaller feeds. In contrast, the Company's preliminary tests indicate that the CJ maintains relative efficiency when separating particles sized from 100 to 400 mesh.

         Froth floatation is a minerals beneficiation process used to selectively separate sulfide particles by introducing chemical agents which attach to certain sulfides; once attached, the sulfides are separated by floatation. This method may be effective on particles as small as 200 mesh. Froth floatation requires the use of chemical agents and does not separate particles based on density as does the CJ. Froth floatation applications are limited principally to certain sulfide particles and generally do not work on a broad range of heavy minerals.

         Heavy media separation is a process in which a feed containing both dense and light particles is fed into a solution whose specific gravity is midway between the particles to be separated. The light particles float to the surface of the solution, while the heavy particles sink. Heavy media separation is effective primarily in the removal of ash from coal and in small scale analytic laboratory applications. Its application elsewhere is limited, however, because the process is time consuming where the media required is highly viscous. Also, the cost of the media may limit the commercial usefulness of this method.

         Competing Products. The Company believes that the CJ currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh. "See "Factors That May Affect Future Results - Competing Products and Alternative Technologies." Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the CJ. The Kelsey jig is more complicated in design than the CJ, which the Company believes makes it more expensive to manufacture, operate and maintain in a production environment. As of mid-1995, according to the Kelsey jig's manufacturer, Geologics Pty. Ltd., 36 Kelsey jigs were in service at 28 sites worldwide, including two machines at one site in the United States. In addition, there exists another device that separates dense particles from feeds sized between 50 and 400 mesh, the Knelsen Bowl. The Knelsen unit is a batch concentrator, which management believes is best suited to small volumes. Knelsen units have been installed in various mining applications, primarily gold, throughout the world.

         The Company is a small player in an industry comprised of major mining companies possessing tremendous capital resources. The Company is an insignificant competitive factor in the industry. There is no assurance that competitors, many of whom may have significant capital and resources, will not develop or are not now in the process of developing competitive equipment that may be functionally or economically superior to the Company's equipment.

Plan of Operation

         Business Development. Testing conducted to date by the Company indicates the CJ may have economic potential in a wide variety of industries, and management believes the CJ can be used for finely sized heavy minerals recovery, coal cleaning and environmental remediation. See "--Target Markets". During 1998, the Company plans to continue developing these target markets, which may have near-term profit potential, through implementation of the following critical steps:

         (1) Continued field testing and demonstration of the Series 12 CJ and experimentation with design manipulations to improve effectiveness for certain specific applications. In addition, sustained operational testing is critical in determining if any material design problems reside in the CJ technology, if the CJ is capable of sustained operation with little downtime, and if its maintenance costs are satisfactory. See "--Research, Testing and Development."

         (2)      Initial  field  testing,   including   sustained   operational
                  testing, of the larger volume, more marketable Series 30 CJ. See "--Research, Testing and Development."

         (3)      Development   of  royalty,   rental,   or  limited   licensing
                  agreements with prospective industrial users and introduction of the CJs into targeted markets.

         In addition, the Company plans to continue pre-feasibility testing of the heavy mineral sand deposits on the Tennessee Minerals Property. Assuming final pre-feasibility results are consistent with those the Company has received to date, the Company intends to hire a consulting firm to commence a complete feasibility study with respect to the Tennessee Minerals Property. Completion of such a feasibility study is expected to take 12-18 months. Furthermore, the Company intends to explore acquisition of additional undervalued proven mineral deposits for which the Company's patented technology may provide an economic means of recovery.

         The Company's marketing efforts in the near future will continue to be directed to opportunities within North America, with future expansion into foreign markets developing over time. Because the Company does not intend to engage in the actual manufacture of its own products, the Company does not expect to purchase a manufacturing facility or any significant manufacturing equipment. Management does not anticipate that the number of Company employees will significantly increase until the Company has sufficient sales and business activity to warrant additional employees. Management hopes that circumstances will warrant the addition of as many as twelve new employees during the next 12-month period; however, the actual number of new employees hired will depend on the Company's operating results. If hired, such new employees would be primarily engineering and technical staff to support testing, development and commercialization programs.

         Research, Testing and Development. Field testing to date suggests that the CJ possesses the ability to process continuous tonnage throughput in several applications. The CJ has multiple operating parameters -- primarily rotational speed, pulsing pressure, and screen characteristics -- which must be adjusted to fit the processing requirements of the particular feed stream being treated. Management believes that more extensive testing is needed to identify the most efficient operating parameters for specifically identified applications. Further, demonstration of sustained operation is critical to marketing efforts. To this end, the Company has installed or is in the process of installing the CJ in several test sites. Specifically designed research, testing and development efforts planned for the upcoming twelve months include the following:

         (1) The Company has installed and commenced testing of a Series 30 CJ at a mineral recovery plant located in Northern Florida. The tests are intended to assess the unit's ability to recover zircon from dry mill tails. The Series 30 CJ is designed to process 500 tons per day and is considered to be commercial-sized for this application. Testing scheduled during the first half of 1998 is intended to verify CJ processing capacity and improve other operating design parameters. Also, sustained operational testing is intended to determine the CJ's capability for sustained operations with limited downtime. To this end, the high-volume testing will be done on a stream in the normal plant operating environment. CJ concentrate and tailings products will be commingled with other plant outputs. Access to the Florida test site is controlled by a large heavy minerals sand producer that supplies test materials for processing. On-site testing is being conducted by two Company employees. Additional Company employees provide periodic testing analysis and engineering services at the site. A Series 12 CJ unit has also been installed at the sand processing facility in Northern Florida. This unit is being used to perform testing on various other plant titanium and zircon feedstreams and to test heavy mineral sand feeds from other Florida locations. Testing utilizing the Series 12 CJ is being performed by Company personnel.

         (2) A joint coal wash test program with Kerr-McGee Coal Corp. and the University of Southern Illinois was established during late 1997. The program is intended to test the CJ in processing coal feeds in an on-line production environment. For the initial stage of the test program the Company has installed a Series 12 CJ in Kerr-McGee's Galatia Coal Preparation Plant near Harrisburg, Illinois. Testing has commenced with the CJ treating feeds from the Galatia Plant coal processing streams to remove fine particles of ash and pyrite. During the second stage of testing, a Series 30 CJ will be installed and tested in the Galatia Plant. Testing is being performed by two Southern Illinois University test facility employees with periodic reviews conducted by Company employees. Altair management has planned the testing procedure and monitors test performance. Completion of this testing is scheduled to occur during the first half of 1998.

         (4) The Company has established a CJ testing facility near Reno, Nevada to test samples supplied by mineral companies and other potential users of the CJ. The facility is used for demonstrations of the CJ technology, provides amenability testing for a variety of mineral ores, and serves as a test site for on-going equipment design. The test facility is equipped with a Series 12 CJ, placed in a "closed loop" circuit designed to take an initial charge of solids (0.5 to 2.0 tons) which can be continuously fed in slurry form to the CJ. Concentrate and tails streams produced by the CJ may be accessed for sampling prior to recombination and return to the feed circuit. Amenability testing performed at the test facility during 1997 included heavy mineral sand feeds from California and from the Tennessee Minerals Property. Other amenability testing involved a chromite/nickel tailings feed. Operation of the CJ test facility is performed exclusively by Company personnel.

         (5) Additional testing of fine gold recovery in placer operations is planned during 1998. The Company plans to use Company personnel, located at operating mine sites, to perform these tests.

         (6) The Company has commenced a project pre-feasibility study on the Tennessee Minerals Property. The purpose of the study is to determine mine and processing characteristics, provide initial estimates of mine capital and operating costs and define project economics. The study will also independently review the Company's mineral deposit estimates. The Company has engaged an independent consulting group with expertise in all aspects of the heavy mineral sand industry. The study is designed to establish mineral product characteristics, determine mine and mineral processing steps, provide initial estimates of mine capital and operating cost and initially define project economics. The Company presently anticipates that the study will be completed during the first half of 1998.

                  If the results of the pre-feasibility study suggest that the Tennessee Minerals Property is amenable to large-scale low-cost mining, the Company will undertake a thorough feasibility study beginning late in 1998. Such a feasibility study would involve the actual design of facilities and equipment, the solicitation of quotes from manufacturers and contractors, and other steps designed to obtain a more accurate picture of project economics. The process would also involve additional testing of the quantity, quality, and precise location of the mineral deposit. The Company expects that completion of the feasibility study will take between 12-18 months. If the feasibility study suggests that cost-effective mining of the Tennessee Minerals Property is feasible, mining could begin on the Tennessee Minerals Property within 24-36 months after completion of the study, subject to, among other things, the price of and demand for extractable heavy metals and the Company's ability to obtain necessary financing, permits, and government approvals.

                  In conjunction with the pre-feasibility study, the Company intends to perform additional geological and mineralogical studies. Additional drill holes are planned to confirm geologic interpretations and mineral continuity in the Tennessee Minerals Property deposit. Heavy mineral sand samples taken from the drill holes is being taken for analysis the laboratories of Commercial Test and Engineering ("CT&E") in Denver, Colorado. As sample results are completed at CT&E, data is inputted into a computer generated geologic/deposit model, which has been developed for Altair by Mine Development Associates of Reno, Nevada. Also, the Company has collected a bulk sample of approximately 5,000 lbs from an exposed sand horizon on the property. The bulk sample is being processed to produce representative samples of saleable products. The sample was transported to the Company's CJ test facility in Reno, Nevada. Material sized smaller than 320 mesh and larger than 50 mesh has been removed (these sizes contain almost no titanium). The remaining 50 to 325 mesh fraction is being separated by screen at 200 mesh. The +200 mesh material, which represents approximately 65% of the total sample by weight but only contains about 35% of the titanium, will be sent to Northern Florida for preparation of a heavy mineral concentrate using conventional spiral technology. The -200 mesh material (approximately 12% by weight, 65% of the titanium) will be processed in the CJ to produce a fine mineral concentrate. The heavy mineral concentrates will be further processed into potentially marketable products using electrostatic and magnetic separators. Altair plans to utilize a combination of Company employees and consultants for the bulk sample work. Bulk sample testing is scheduled to be completed during the first half of 1998.

         During 1997, the Company incurred $480,248 in deferred exploration expenditures on the Tennessee Minerals Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineral deposit characterizations studies and other related exploration activities.

         Provided that the planned testing of the CJ over the next twelve months as described above is successful, the Company believes the Series 30 CJ would be ready at that time for commercial use in applications involving the recovery of titanium, zircon and gold. While such capabilities of the CJ could then be marketed, the Company expects that the CJ's multiple operating parameters would need to be adjusted to fit the requirements of each particular customer's and application's requirements. In the event any of the foregoing tests are not successful, the Company expects that it would conduct additional testing, the nature of which would depend upon the results obtained in the above-described tests.

Subsidiaries

         Altair International Inc.1 was incorporated under the laws of the province of Ontario, Canada in April 1973. The Company currently has two wholly-owned subsidiaries, Fine Gold Recovery Systems, Inc. ("Fine Gold") and Mineral Recovery Systems, Inc., a Nevada corporation ("MRS"), and one majority-owned subsidiary, Intercontinental Development Corporation ("Indeco").

         Fine Gold was acquired by the Company in April 1994. Fine Gold is a development stage company with no operating revenues earned to date. The Company's acquisition of TMI in February 1996 was effected by merging TMI with and into Fine Gold (the "TMI Merger"). Fine Gold also now includes the operations of a wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc., which was merged with and into Fine Gold in June 1996. As discussed below, another wholly-owned subsidiary of the Company, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. The Company intends that Fine Gold will hold and maintain CJ technology rights, including patents, and will enter into a royalty arrangements to allow MRS to develop and commercially utilize the CJ.
--------
1          The Company was incorporated in April 1973 under the name Diversified
Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November 1996.

         As a result of the TMI Merger: (i) TMI was merged with Fine Gold, with Fine Gold surviving as a wholly-owned subsidiary of the Company; (ii) the Articles of Incorporation of Fine Gold became the Articles of Incorporation of the surviving corporation and the officers and directors of Fine Gold became the officers and directors of the surviving corporation, (iii) all outstanding options to purchase TMI stock were terminated and, in exchange therefor, the Company issued 580,000 Series E warrants, each entitling the holder thereof to purchase one share of Common Stock for $2.00 until January 31, 1997; (iv) all shares of the capital stock of TMI were converted into and exchanged for 1,919,957 shares of Common Stock, which were issued and deposited into escrow pursuant to the terms of two escrow agreements. Of the 580,000 Series E Warrants issued, 561,585 were exercised prior to January 31, 1997; the remaining 18,415 warrants have been canceled.

         Of the 1,919,957 shares of Common Stock initially deposited into escrow, in connection with the TMI Merger, 749,957 shares have been released pursuant to the terms of the governing agreements. Of the remaining 1,170,000 shares of Common Stock initially deposited into escrow, 266,170 shares are subject to a Performance Escrow Agreement dated February 29, 1996 ("Performance Escrow Agreement"), which provides for release of one share of Common Stock for each $1.80 in cash flow received by Altair, provided that no more than one-third of the original number of shares of Common Stock escrowed may be released in any one year over the first three years of the escrow. Shares of Common Stock still in escrow at the end of five years may be canceled by the Alberta Stock Exchange.

         The remaining 903,830 shares of Common stock initially deposited into escrow were subject to the terms of the Performance Escrow Agreement. However, on March 19, 1998, the Alberta Stock Exchange approved (and thereby made effective) a settlement agreement (the "Settlement") with respect to such 903,830 shares. Pursuant to the Settlement, 180,765 of the affected 903,830 shares will be released effective March 19, 1998 (subject to certain resale restrictions) to the beneficial owners, and the remaining 723,065 shares subject to the Settlement will be canceled.

         MRS was incorporated by the Company in April, 1987(2). MRS previously has been involved in the exploration for minerals and development of unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. The Company currently intends that MRS will arrange for the manufacture of the CJ for commercial sales, rental or royalty arrangements with end users. In addition the Company intends that MRS will lease or acquire and develop mineral properties, particularly properties that contain mineral resources that may be processed with the CJ.

         In numerous transactions in 1996 and 1997, the Company purchased an aggregate of 83% of the capital stock of Indeco for total consideration of $355,835. Indeco has as its sole asset a royalty agreement entitling Indeco to 10% of the cost of manufacturing any CJs which are placed in production, sold or exploited for profit worldwide. The Company's acquisition of Indeco has been accounted for using the purchase method, and the entire amount of the purchase price of Indeco stock has been allocated to the CJ royalty agreement.

Government Regulation and Environmental Concerns

         Government Regulation. The Company's present exploration of the Tennessee Minerals Property, and testing of the CJ, and any prospective testing, construction or mining activities the Company may conduct are subject to numerous federal, state, and local laws and regulations concerning mine and machine safety and environmental protection, including without limitation the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation Liability Act. Some of the laws and regulations that would pertain to mining, construction or testing activities require, among other things, maintenance of air and water quality standards, the protection of threatened endangered and other species of wildlife and vegetation, the preservation of certain cultural resources, and the reclamation of exploration, mining and processing sites. In addition, the Company will be required to obtain certain permits, approvals and/or licenses from federal, state and local entities before developing and mining the Tennessee Minerals Property or any other mining property. These laws and requirements are continually changing and, as a general matter, are becoming more restrictive. Although compliance with federal, state or local ordinances, regulations, and permitting requirements represents a small part of the Company's present budget, continued compliance or procurement of required approvals may necessitate significant capital expenditures. In the event the
--------
2           MRS was formerly known as Carlin  Gold Company.  The name change was effective in June 1996.

Company fails to comply, or is delayed in coming into compliance with any such ordinances or regulations, the Company may be subject to substantial fees or may be required to expend significant capital to ensure compliance.

         The Company is committed to complying with and, to its knowledge, is in compliance with all governmental regulations. The Company's primary product, the CJ, does not require the addition of chemicals in its processing of minerals. The Company cannot, however, predict the extent to which future legislation and regulation could cause the Company to incur additional operating expenses, capital expenditures, and/or restrictions and delays in the development of the Company's products and properties.

         Environmental Regulation and Liability. Any proposed mining operation of the Company on the Tennessee Minerals Property or any subsequently acquired or leased property will be subject to environmental regulation by federal, state, and local authorities. Under federal and state law, the Company may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on the Tennessee Minerals Property or any other property used by the Company, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous Substances"). Liability may be imposed, among other things, for the improper release, discharge, storage, use, disposal or transportation of Hazardous Substances. The Company might use Hazardous Substances and, although the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, mineral exploration and extraction by its very nature will subject the Company to substantial risk that remediation will be required.

Employees

         The business of the Company is currently managed by Dr. William P. Long, President and Chief Executive Officer of the Company, Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold, and Mr. Edward Dickinson, Director of Finance of MRS. In addition, MRS employs a senior process engineer, a metallurgist, a geologist, a controller and a part-time employee in an office management and administrative assistance capacity. There are no other employees of the Company or its subsidiaries.

         Other than the employment agreements of Dr. Long and Mr. Costin described below, and our employment agreement with Mr. Dickinson, there are no employment agreements between the Company or its subsidiaries and their respective executive officers. See "Item 11. Executive Compensation -- Employment Agreements." The future success of the Company will depend, in part, on its ability to attract and retain highly qualified technical, marketing and management personnel. There is no assurance the Company will be successful in retaining or attracting highly qualified individuals in key positions. See "Factors That May Affect Future Results--Dependence on Key Personnel."

Glossary of Terms

         Amenability means responsiveness of an ore deposit to processing.

         Ash means inorganic residue remaining after coal combustion. Ash is an undesirable component of coal because it reduces thermal value and produces a waste product after combustion.

         Assay means to analyze an ore or other substance to determine the present, absence, and quantity of one or more components.

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

Factors That May Affect Future Results

         This Form 10-K contains various forward-looking statements and information that are based on management's belief, as well as assumptions made by, and information currently available to, management. When used in these documents, the words "anticipate," "expect," "estimate," "project," "likely," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected, or intended. Among the key factors that may have a direct bearing on the Company's operating results are the risks and uncertainties described below. The reader should also consult other factors identified from time to time in the Company's reports to the Commission.

         Absence of Operating Revenues; Operating Losses. The Company is a development stage company and has been since its inception. To date, the Company has not generated revenues from operations or realized a profit. The Company's losses from operations in 1996 were $1,327,226 and the Company's losses from operations in 1997 were $1,831,471. Based upon management's current estimates for revenues and operation expenses during the fiscal year ending December 31, 1998, management currently anticipates that the Company will experience a net loss from operations in 1998 and may continue to experience losses into the future. The Company is presently investing substantial resources in the testing and development of the CJ and the testing of the Tennessee Minerals Property. There can be no assurance that the CJ, the Tennessee Minerals Property or any other project being undertaken or proposed by the Company will enable the Company to generate revenues or that the Company will ever realize a profit from operations.

         Product Development Risk. The CJ is in the development stage. The Company has completed only preliminary testing of the Series 12 CJ, designed to process approximately 120 tons of solids per day. The Company has not completed sufficient testing of the Series 12 CJ to determine the volume of solids that the Series 12 CJ is capable of processing. In addition, even if the Series 12 CJ proves capable of processing 120 tons of solids per day, such capacity is too small for most commercial operations, with the possible exception of small placer gold mines or similar operations. There can be no assurance that the Series 12 CJ will prove capable of processing 120 tons of solids per day or of recovering all of the minerals it is designed to recover. Even if the Series

12 CJ performs to design specifications, because of its small capacity, the Company does not expect that the Series 12 CJ will be able to recover minerals in a cost-effective manner for most applications.

         In 1997, the Company designed and constructed a Series 30 CJ, designed to be capable of processing 500 tons of solids per day. There can be no assurance that the Series 30 CJ or larger CJ will prove capable of processing the volume of solids it is designed to process or that such a larger volume CJ will prove capable of recovering the minerals it is designed to recover. Even if the Series 30 CJ or larger CJ performs to design specifications, there can be no assurance that the Series 30 CJ will be able to recover minerals in a cost-effective manner or otherwise prove attractive to end users. In addition, the introduction of new technologies by competitors could render the Series 30 CJ or larger CJ obsolete or unmarketable or require costly alterations to make it marketable.

         Property Development Risk. The Tennessee Minerals Property is currently in the exploratory stage. The Company is engaged in pre-feasibility testing to determine the size and quality of mineral deposits on the Tennessee Minerals Property. If the results of such tests suggest that the deposits are amenable to large scale, low-cost mining, the Company will undertake a feasibility study of the Tennessee Minerals Property. Such a feasibility study would involve the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee Minerals Property. The Company expects that completion of a feasibility study will take 12-18 months and that, if the feasibility study suggests that cost-effective mining of the Tennessee Minerals Property is feasible, a mine would not be operational for 24-36 months after completion of the study. There can be no assurance that the pre-feasibility testing or the feasibility study will indicate that the Tennessee Minerals Property contains minable quantities of heavy minerals or that such deposits are amenable to large-scale, low-cost mining, as contemplated by the Company. Even if the testing and studies suggest that mining is economically feasible on the Tennessee Minerals Property, there can be no assurance that the Company will be able to obtain the capital, resources, and permits necessary to mine the Tennessee Minerals Property. Nor can there be any assurance that market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee Minerals Property, will not have an adverse effect on the development of mining operations on such property.

         Dependence on Third Party Manufacturers. The Company currently contracts with a machine shop located in central California for assembly of the CJ. If the Company completes testing and develops a final production model of the CJ, of which there can be no assurance, the Company does not currently have the know-how or resources to establish its own manufacturing facility.
Management is considering options for manufacture of the CJ, including manufacturing under contract, exclusive licensing or a joint venture. There can be no assurance that the Company will obtain suitable manufacturing capacity or that such manufacturing capacity, if found, will produce affordable, high-quality units capable of sustaining high reliability and low maintenance costs in a production environment.

         Sufficiency and Price of Capital. Due to, among other factors, unanticipated expenses of development, the absence of manufacturers or licensees interested in entering into an alliance, increases in costs of necessary capital equipment, uncertainties relating to acquisitions of equipment, properties, intellectual property rights or companies, general and industry market factors, or other unforeseen events affecting the Company's use of and need for capital, the Company's existing capital may prove insufficient to complete testing and development of the CJ, the Tennessee Minerals Property, or other new or ongoing projects. In addition, depending on market factors affecting the costs of capital generally, the performance of the Company, the Company's capital needs, the market perception of mining or mining equipment stocks, the economics of projects being pursued, industry perception of the Company's ability to recover minerals with the CJ or otherwise, and other factors affecting the availability of capital and/or price of obtaining capital, the Company may unable to obtain necessary capital, or may be forced to pay a price for capital that is higher than the Company is presently paying or is generally available in the industry. If the Company is unable to obtain sufficient capital or is forced to pay a high price for capital, the Company may be unable to pursue or fully exploit existing or future development opportunities. Also, because of their size, resources, history and other factors, certain competitors of the Company may have better access to capital than the Company and, as a result, may be able to exploit opportunities more easily or thoroughly than the Company.

         Competing Products and Alternative Technologies. The CJ competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Mechanical gravity separation devices such as spirals and cones, froth flotation devices, and heavy media separators may be used to perform some of the functions for which the CJ is designed. See "Item 1. Business--Competition--Alternative Technologies." In addition, competitors of the Company have designed jig or jig-like devices for use in the separation of mineral particles and environmental contaminants. These devices include the Kelsey Jig and the Knelsen batch concentrator unit, which are currently being used worldwide. As of mid-1995, according to the Kelsey jig's manufacturer, Geologics Pty. Ltd., 36 Kelsey jigs were in service at 28 sites worldwide, including two machines at one site in the United States. Knelsen units have been installed in various mining applications, primarily gold, throughout the world. See "Competition--Competing Products." Results from further tests or actual operations may reveal that existing alternative technologies or jig-like products are better adapted to any or all of the uses for which the CJ is intended. Regardless of test results, consumers may view such alternative technologies or products as technically superior to, or more cost effective than, the CJ. Moreover, there is no assurance that competitors, many of whom may have significant capital and resources, will not develop, or are not now in the process of developing, superior or less expensive alternatives to the CJ.

         Dependence on Commodities Markets. If the CJ is successfully developed and manufactured, of which there can be no assurance, the Company intends to use the CJ to separate and recover valuable, heavy mineral particles at deposits owned or leased by the Company, including the Tennessee Minerals Property, and market the CJ to other companies. Active international markets exist for gold, titanium, zicron, and many other minerals potentially recoverable with the CJ. Prices of certain minerals have fluctuated widely, and are beyond the control of the Company. A significant decline in the price of minerals being produced or expected to be produced, among other factors, could have a material adverse effect on the Company. In addition, a general economic downturn in the mining or mineral industries or the global economy may have an adverse effect on the Company.

         Risk of Development, Construction and Mining Operations. In connection with the development of a mineral deposits, the ability to meet cost estimates and construction and production time estimates cannot be assured. Technical considerations, delays in obtaining governmental approvals and permits, inability to obtain financing or other factors could cause delays in developing mineral deposits.

         Government Regulation; Environmental Permits and Liability. The Company's present exploration of the Tennessee Minerals Property, its ongoing testing of the CJ, and any prospective testing, construction or mining activities the Company may conduct are subject to certain permitting or approval requirements and numerous federal, state, and local laws and regulations concerning mine and machine safety and environmental protection, including, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act. Some of the laws and regulations that would pertain to mining, construction or testing operations require, among other things, maintenance of air and water quality standards, the protection of threatened endangered and other species of wildlife and vegetation, the preservation of certain cultural resources, and the reclamation of exploration, mining and processing sites. These laws and approval requirements are continually changing and, as a general matter, are becoming more restrictive. Although compliance with federal state or local ordinances, regulations, and permitting or approval requirements represents a small part of the Company's present budget, continued compliance may necessitate significant, and even crippling, capital expenditures. In the event the Company fails to comply with such laws or regulations, fails to obtain a necessary permit or approval, or is delayed in coming into compliance with any governing ordinances or regulations, the Company may be forced to cease operations, be subject to substantial fees or may be required to expend significant capital to ensure compliance. Although no such problems or delays are anticipated, there can be no assurance that the Company will be able to comply with all applicable laws and regulations, or that compliance or necessary approvals will be obtained without substantial delays or expenses.

         In addition, under federal law and applicable state law, the Company may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on the Tennessee Minerals Property or any other property used by the Company, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous Substances"). Liability may be imposed, among other things, for the improper release, discharge, storage, use, disposal or transportation of Hazardous Substances. The Company might use Hazardous Substances and, although the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, mineral exploration and extraction by its very nature will subject the Company to substantial risk that remediation will be required.

         Enforceability of Civil Liabilities Against Foreign Persons. The Company is an Ontario corporation, a majority of its directors are residents of

Canada, and certain of the Company's experts (including its principal accountants and Canadian legal counsel) are located in Canada. As a result, it may be difficult for shareholders or investors to effect service of process within the United States upon such persons or to enforce court judgments against such persons in United States predicated upon civil liability provisions of the federal securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against the Company or its directors, officers or experts predicated solely upon United States securities laws.

         Patents for the Centrifugal Jig. Initial patents on the CJ have been issued in the United States, South Africa, United Kingdom, Australia, and Canada. Patent applications are pending in Germany, France, and Japan. A second series of patents have been issued with respect to a critical component of the CJ in the United States, Australia, Canada, Great Britain, General European, and South Africa, as well as under General European procedures. The Company has also filed an additional application in the United States seeking a third patent for a critical component of the CJ. There can be no assurance that pending patent applications will be granted or that persons in countries in which the Company has not patented the CJ, or certain critical components, will not develop and market infringing products. The cost of, and other obstacles to, enforcing the Company's patents, especially outside of North America, may also limit the Company's ability to prevent infringing products from entering the market.

         Dependence on Key Personnel. The continued success of the Company is dependent to a significant extent on the services of Dr. William P. Long, President and Chief Executive Officer of the Company, and Mr. C. Patrick Costin, Vice President of the Company and President of Fine Gold and MRS, the Company's subsidiaries. The loss or unavailability of Mr. Long or Mr. Costin could have a material adverse effect on the Company. No key man insurance is carried on the lives of such key officers. In addition to Dr. Long and Mr. Costin, the Company employs a Director of Finance, a senior process engineer, a metallurgist, a geologist, and a part-time administrative assistant. There are no other employees of the Company or its subsidiaries. Aside from Dr. Long, Mr. Costin and the Director of Finance, the Company has no employment agreements with any of its personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and maintain all personnel necessary for the development and operation of its business. The loss of the services of key personnel or an inability to attract, retain and motivate qualified personnel could have a material adverse effect on the business, financial condition or results of operations of the Company.

         Acquisition Risks. The Company is currently evaluating, and plans to continue to evaluate, additional opportunities for the license or acquisition of additional mining products or properties, as well as the possible acquisition of, or development of strategic relations with, other companies who may have products, assets, manufacturing capabilities, or other qualities that are compatible with the Company's business objectives. The Company must compete for attractive acquisition or strategic alliance candidates with numerous other companies, many of whom have significantly greater financial and technological resources than the Company. There can be no assurance that the Company will be able to successfully identify attractive acquisition or strategic alliance opportunities. Such acquisitions and alliances, if identified and completed, of which there can be no assurance, could involve the incurrence of additional debt, amortization expenses related to goodwill and intangible assets or the dilutive issuance of equity securities, all of which could adversely affect the Company's operating results or financial condition. Accordingly, future acquisitions and alliances may have an adverse effect on the Company's operating results and financial condition, particularly in periods immediately following the consummation of such transactions, while the operations of the acquired or combined business are being integrated into the Company's operations. There can be no assurance that capital sought by the Company to pursue such opportunities can be obtained on terms favorable to the Company, if at all. The failure of the Company to obtain such financing could restrict its ability to pursue such business opportunities. Further, there can be no assurance that any particular acquisition or alliance will be successfully integrated into the Company's operations or will achieve profitability.

         Possible Issuance of Substantial Additional Shares Without Stockholder Approval. The Company's Articles of Incorporation authorize the issuance of an unlimited number of shares of Common Stock. All such shares may be issued without any action or approval by the Company's stockholders. In addition, the Company has a stock option plan which has potential for dilution of the ownership interests of the Company's stockholders. Any shares of Common Stock issued would further dilute the percentage ownership of the Company held by existing stockholders.

         Possible Volatility of Stock Price. The Common Stock is listed on the Alberta Stock Exchange and has been listed on the Nasdaq National Market System since January 26, 1998. Between March 24, 1997 and January 23, 1998, the Common Stock was listed on the Nasdaq SmallCap Market. Trading in the Common Stock has been characterized by a high degree of volatility. See "Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters--Market Price." Trading in the Common Stock to date has been dominated by a small number of firms which make a market in such securities. To the extent that the market for the Common Stock continues to be dominated by a small number of market makers, the market may continue to experience a high degree of volatility. Such market dominance and volatility may adversely affect the price and liquidity of the Common Stock in the future. In addition, the trading price of the Common Stock could fluctuate widely in response to variations in quarterly financial results, announcements by the Company or its competitors, industry trends, general economic conditions or other events or factors. Among other factors, it is possible that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of financial or research and development results that differ from analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

         Shares Eligible for Future Sales. The resale of "restricted securities," as well as securities held by "affiliates" of the Company (as such terms are defined in releases and rules promulgated under the Securities Act), is generally subject to the provisions of Rule 144 promulgated under the Securities Act ("Rule 144"). In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least one year (including the holding period of any prior owner except an affiliate), including persons who may be deemed "affiliates" of the Company, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of Common Stock then outstanding or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. In addition, a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owners except an affiliate), would be entitled to sell such shares under Rule 144(k) without regard to the requirements described above. The Company is unable to predict the effect that future sales under Rule 144 may have on the then prevailing market price of Common Stock. In addition, shares issued upon exercise of options granted pursuant to the Company's employee stock option plan are presently registered under the Securities Act and, subject to certain restrictions on resale by affiliates, may be sold without restriction. It can be expected that the sale of any substantial number of shares of Common Stock would have a depressive effect on the market price of the Common Stock.

         Absence of Dividends. The Company has never declared or paid dividends on the Common Stock. Moreover, the Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 2.  Properties
         ----------

         The Company maintains a registered office at 67 Richmond Street West, Suite 500, Toronto, Ontario M5H 1Z5. The Company does not lease any space for, or conduct any operations out of, the Toronto, Ontario registered office. In addition, the Company leases 900 square feet of office space at 1725 Sheridan Avenue, Suite 140, Cody, Wyoming 82414, which serves as the corporate headquarters for the Company and its subsidiaries. The Company's lease to the Cody, Wyoming office space may be terminated by either party on 30 days' prior written notice.

         Fine Gold and MRS lease 4,500 square feet of office space at 230 South Rock Boulevard, Suite 21, Reno, Nevada 89502. The lease for the Reno, Nevada offices expires on January 31, 2000. MRS leases approximately 1,550 square feet of laboratory space at 7950 Security Circle, Reno, Nevada 89506, for its CJ testing operations. The test facility lease may be terminated by either party upon eight weeks prior written notice. Management believes that the existing offices and test facilities of the Company and its subsidiaries are adequate for their current needs. In the event that alternative or additional office space is required, the Company believes it could obtain additional space on commercial acceptable terms.

         The Tennessee Minerals Property consists of approximately 4,300 acres of real property located near Camden, Tennessee, which MRS leases (or has binding commitments to lease) from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See Note 5 to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely provided the Company is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The mineral deposit on the Tennessee Minerals Property, and the Company's operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Minerals Property." The Tennessee Minerals Property is accessed by public roads and, to the Company's knowledge, has not been used in prior mining operations.

                  During 1997 and 1996, the Company incurred $480,249 and $126,302 respectively in deferred exploration expenditures on the Tennessee
Minerals Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineral deposit characterizations studies, and other related exploration activities.


Item 3.  Legal Proceedings
         -----------------

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is currently not involved in any suit, action or other legal proceedings, nor is it aware of any threatened suit, action or other legal proceedings which management believes will materially and adversely affect the business or operations of the Company or its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1997 fiscal year.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         ----------------------------------------------------------------
         Matters
         -------

Market Price

         United States. In the United States, beginning on January 26, 1998, the Common Stock began trading on the Nasdaq Stock Market National Market System under the symbol "ALTIF." From March 24, 1997 until January 23, 1998, the shares of Common Stock were quoted on the Nasdaq Stock Market SmallCap Market under the symbol "ALTIF." The follow table sets forth in United States dollars, for the period from March 24, 1997 through the conclusion of the 1997 fiscal year, the high and low sales prices for the Common Stock, as reported by the Nasdaq SmallCap Market.

Fiscal Year Ended                                    Low           High
December 31, 1997:
                                                  ----------    -----------

         1st Quarter (beginning March 24,           $8.5625       $12.25
             1997)..............................
         2nd Quarter............................     4.75           9.625
         3rd Quarter............................     5.125          9.875
         4th Quarter............................     7.75          16.625

         Prior to March 24, 1997, the Common Stock was listed under the symbol "AIGDF" on the over-the-counter bulletin board maintain by the National
Association of Securities Dealers the ("OTCBB"). The prices listed below represent the closing high and low bid prices for the Common Stock on OTCBB during the 1996 fiscal year and for the period from January 1, 1997 through March 23, 1997. Prior to March 27, 1996, the common Stock was not listed on the OTCBB. Quotes for the first quarter of the 1996 fiscal year represent only trading from March 27 through March 29. The bid prices set forth below are market quotations based on interdealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended                                       Low           High
December 31, 1997:
                                                     ----------     ----------

         1st Quarter (through March 23, 1997)           $6.5          $11.375


Fiscal Year Ended                                       Low           High
December 31, 1996:
                                                     ----------     ----------

         1st Quarter (March 27 - March 29,              $2.30         $2.30
            1996)...............................
         2nd Quarter............................         1.375         4.125
         3rd Quarter............................         2.85          4.625
         4th Quarter............................         3.89          3.31


         Canada. In Canada, the Common Stock is traded under the symbol "AIL" on the Alberta Stock Exchange (the "ASE"). The following tables set forth, on a quarterly basis, the high and low closing sales prices during the last two fiscal years for shares of the Common Stock on the ASE. All amounts are stated in Canadian dollars, the currency in which the prices are quoted by the ASE. See "--Exchange Rate Information."


                                                 Low              High
                                             ------------      -------------
Fiscal Year Ended
December 31, 1997:

         1st Quarter......................   $ Cdn. 7.75        $ Cdn. 16.55
         2nd Quarter......................          6.90               13.00
         3rd Quarter......................          7.40               13.50
         4th Quarter......................         11.10               23.50

Fiscal Year Ended
December 31, 1996:
         1st Quarter......................          1.78               4.25
         2nd Quarter......................          2.70               6.50
         3rd Quarter......................          3.98               6.20
         4th Quarter......................          5.30               11.40


Outstanding Shares and Number of Shareholders.

         As of February 27, 1998, the number of shares of Common Stock outstanding was 15,510,245 held by 504 holders of record. In addition, the Company has reserved 1,418,000 shares of Common Stock for issuance upon exercise of options that have been, or may be, granted under its employee stock option plan and has reserved an estimated 539,223 shares of Common Stock for issuance upon conversion of outstanding convertible debentures and exercise of certain warrants. See "Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters--Recent Sales of Unregistered Securities". During the period from December 31, 1997, the date of the most recent financial statements, to February 27, 1998, 17,500 options issued pursuant to the Altair International Stock Option Plan were exercised.

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

Recent Sales of Unregistered Securities

         Following is a summary of all securities of the Company sold during the fiscal year ended December 31, 1997 that were not registered under the Securities Act, other than unregistered sales disclosed in Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. Unless otherwise indicated, all amounts set forth below are stated in United States dollars.

         On December 29, 1997, pursuant to the terms of a Securities Purchase Agreement dated December 24, 1997 (the "Purchase Agreement"), the Company completed the private placement of $5,000,000 in principal amount of 5% convertible subordinated debentures due December 29, 2001 (the "Debentures") and warrants to purchase 75,000 shares of the Common Stock on or before December 29, 1999 at a price equal to $16.7188 per share (the "Investor Warrants") to a small number of institutional investors in an offering exempt from the registration requirements under the Securities Act. The Company also issued to the placement agent which arranged the transaction warrants to purchase 105,000 shares of Common Stock on or before December 29, 1999, at a price equal to $16.7188 per share (the "Placement Warrants"; collectively, with the Investor Warrants, the "Warrants"). The following descriptions do not purport to be complete and are qualified by reference to the definitive agreements, Debentures, and Warrants filed as exhibits to the Company's Current Report on Form 8-K filed with the Commission on January 13, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A, filed on January 21, 1998.

         The Debentures have an aggregate face value and "issue price" of $5,000,000 and bear interest at a rate of 5% per annum, payable in cash or shares of Common Stock at the Company's option. The Company may redeem the Debentures at a price equal to 110% of the unpaid principal amount to be redeemed, plus any accrued interest and other charges, provided that, among other conditions, a Registration Statement on Form S-3 (or other practicable form) to be filed by the Company with respect to shares of Common Stock issuable upon conversion of the Debentures or exercise of the Warrants (the "Registration Statement") is effective and the market price per share of Common Stock is less than $6.50 per share.

         Subject to certain restrictions set forth in the Debentures, the Debentures are each convertible by their holders into the number of shares of Common Stock equal to the quotient of (a) the sum of the principal amount of such Debenture and all accrued but unpaid interest and charges, divided by (b) the lesser of (i) an amount equal to 92% of the average market price for one share of Common Stock for the five preceding trading days and (ii) $14.36875 (subject to an increase of $.50 on each of December 29, 1999 and December 29, 2000). In addition, the Company may require conversion of all or part of the Debentures at the above-described conversion rate if, among other conditions, the Registration Statement is effective and the market price per share of Common Stock equals or exceeds $18.679 (subject to an increase of $.65 on each of December 29, 1999 and December 29, 2000).

         Pursuant to a Registration Rights Agreement dated as of December 24, 1997, entered into in conjunction with the Purchase Agreement, the Company is required to file the Registration Statement and cause it to be effective within 150 days of December 29, 1997. If the Registration Statement is not declared effective within 150 days of December 29, 1997, the Company shall be obligated to pay each holder of the Debentures or Warrants an amount equal to two percent (2%) of the principal amount of the relevant Debentures per month.

         In addition, subject to the terms and conditions of the Purchase Agreement, the Company has the right to cause the initial purchasers of the Debentures to purchase up to an additional $5,000,000 aggregate principal amount of 5% Convertible Subordinated Debentures (the "Put Debentures"). If issued, the Put Debentures will be accompanied by warrants to purchase an aggregate number of shares of Common Stock equal to the product of (i) 75,000 multiplied by (ii) the quotient of the principal amount of all Put Debentures divided by $5,000,000 (the "Put Warrants"). The exercise price for the Put Warrants shall be an amount equal to 125% of the closing price per share of the Common Stock on the Nasdaq SmallCap Market or the Nasdaq National Market, as applicable, on the date immediately prior to the date the Put Warrants are issued. As of March 23, 1998, the Company has not issued the Put Debentures or issued the Put Warrants.

         The placement of the Debentures and Warrants was effected in reliance upon the exemption from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act, based on a number of considerations, including the following: (i) each of the purchasers of the Debentures and/or Warrants represented and warranted to the Company that it was an "accredited investor", as defined in Rule 501(a)(3) of Regulation D under the Securities Act; (ii) no general solicitation or general advertising accompanied the offering or sale of the Debentures and Warrants; (iii) each of the purchasers represented and warranted to the Company that it was acquiring the Debentures, Warrants, and any shares of Common Stock issuable upon conversion or exercise thereof, for investment purposes only and not with view towards resale, except pursuant to a sale registered or exempted under the Securities Act; (iv) the Securities Purchase Agreement and other documents disclosed, and each of the Warrants and Debentures was imprinted with a legend providing, that the Debentures and Warrants had not been registered under the Securities Act and cannot be resold except pursuant to an exemption from the Securities Act or effective registration statement; and (v) each of the purchasers was furnished, or offered access to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, the definitive proxy statement filed in connection therewith, copies of interim or current reports filed in the 1997 fiscal year, and other information requested about the Company or the terms and conditions of the transaction described in the Purchase Agreement.

Item 6.  Selected Financial Data
         -----------------------

         The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the periods indicated. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which differ in certain respects from those in the United States. See Note 14 to the consolidated financial statements included herein for certain reconciliations to accounting principles generally accepted in the United States ("US GAAP"). The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and the consolidated financial statements and accompanying notes included herein. The TMI Merger was consummated in February 1996, and treated as a purchase for accounting purposes. Accordingly, the following selected financial data was derived solely from the consolidated financial statements of the Company, which were audited for the years 1992-1996 by McGovern, Hurley, Cunningham, independent chartered accountants. All amounts are stated in U.S. dollars, unless otherwise indicated.

                                                                            Year Ended December 31,
                                                            -------------------------------------------------------

                                                  1997           1996           1995          1994         1993
                                              ------------  --------------   ----------   ------------  -----------
Statements of Operations:
  Revenues from Operations....................$        -0-    $        -0-   $       -0-   $       -0-  $       -0-
  Operating Expenses..........................   1,858,033       1,335,725      438,103        573,049      234,294
  Interest Expense............................      43,497          19,373          -0-            -0-          -0-
  Interest Income.............................      70,059          27,872        1,000            979        2,315
  Net Loss....................................   1,831,471       1,327,226      437,103        572,070      231,979
  Loss per Common Share.......................      (0.13)          (0.12)        (0.07)        (0.12)       (0.05)
  Cash Dividends declared per Common Share....         -0-             -0-          -0-            -0-          -0-
  Deficit, Beginning of Year..................   3,956,564       3,332,064    2,894,961      2,322,891    2,092,912
  Net Loss....................................   1,831,471       1,327,226      437,103        572,070      231,979
  Other Expense (Income) .....................     515,844       (702,726)          -0-            -0-          -0-
  Deficit, End of Year........................   6,303,879       3,956,564    3,332,064      2,894,961    2,322,891

Balance Sheet Data:
  Working Capital ............................   7,480,153       2,974,955      313,502      (113,116)       20,861
  Total Assets................................  13,125,804       8,042,888      975,259        384,923      488,910
  Long-term Obligations.......................     602,451         269,685          -0-            -0-          -0-
  Current Liabilities.........................     712,810         308,762       90,910        164,011      118,085
  Net Stockholders' Equity....................  11,810,543       7,464,441      884,349        220,912      370,825




Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         From inception through the end of 1993, the Company's business consisted principally of the exploration of mineral properties for acquisition and development. During 1994, the Company's focus changed as it became engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including gold, titanium, zircon and environmental contaminants. Nevertheless, the Company continues exploring mineral properties suitable for development using the Company's patented mineral processing equipment.

         On November 15, 1994, the Company executed an option agreement to acquire TMI, a development stage enterprise which owned all patent rights to Campbell Centrifugal Jig, an early-stage version of the CJ. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the acquisition agreement and acquired all of the outstanding common stock of TMI. The acquisition was accounted for as a purchase by the Company, which agreed to issue to TMI's shareholders 1,920,000 shares of its common stock over a five-year period and 580,000 warrants entitling the holder to purchase one share of Common Stock for $2.00 (Canadian) until March 1, 1997.

         The effective purchase price of TMI was $3,732,450. This consisted of the issuance to the former TMI shareholders of Common Stock valued at $2,521,469 (1,919,557 shares of Common Stock with a deemed value of $1.31 per share) and the absorption of Trans Mar's assets and liabilities, with liabilities exceeding assets by $1,210,981 at February 29, 1996. The purchase price was allocated to CJ patents and development costs. On March 19, 1998, the ASE notified the Company that it had approved a settlement agreement between the Company and several former TMI shareholders, resulting in (i) the release of 180,765 shares of Common Stock placed in escrow in connection with the Company's acquisition of TMI and (ii) the cancellation of 723,065 shares of Common Stock owned by such former TMI shareholders, which were also subject to the escrow arrangement. See
Item 1, "Business--Subsidiaries."

         Prior to 1994, the Company operated its minerals business with the intent of receiving income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. To date, no royalty income has been received by the Company, and at present, there are no business arrangements or joint venture prospects involving the Company's properties or potential property sales from which the Company presently expects to receive income. The Company continues to explore minerals properties, such as the Tennessee Minerals Property, but its exploration efforts are primarily focused on locating property suitable for development using the CJ.

Results of Operations

         Fiscal Years 1995, 1996, and 1997

         The Company has earned no revenues to date. Operating losses before extraordinary items totaled $1,831,471 ($0.13 per share) for the 1997 fiscal year, $1,327,226 ($0.12 per share) for the 1996 fiscal year, and $437,103 ($0.07 per share) for the 1995 fiscal year. Principal factors contributing to the losses during these periods were the absence of revenues, coupled with the incurrence of operating expenses.

         Operating expenses increased from $438,103 during 1995 to $1,335,725 during 1996 and to $1,858,033 during 1997. Of the $1,858,033 total operating expenses incurred during 1997, $590,831, representing 32% of the total operating expenses, was related to amortization of the company's assets, as compared to amortization of $385,633 (29% of total operating expenses) and $3,151 (less than 1% of total operating expenses) during 1996 and 1995, respectively. Increases in 1997 and 1996 amortization were due primarily to amortization of CJ patent and development costs acquired in the TMI Merger. Operating expenses, exclusive of amortization, increased from $434,952 in 1995 to $950,092 during 1996 and $1,267,202 in 1997, due primarily to increased activity in acquiring, testing and developing the CJ and its potential applications. The Company installed a Series 12 CJ and commenced CJ testing at the University of Illinois during 1996, and continued such testing during 1997. During 1996, the Company expanded into new leased office space in Reno, Nevada and increased the level of staffing at this location from one to four personnel. In addition, the Company had increased expenditures associated with its commencement of operations at its CJ testing facility in Reno, Nevada during the first quarter of 1997. Also during 1996, the Company incurred costs for corporate services beyond the level of similar costs incurred during earlier periods. Commencing during mid-1996, and through 1997 increased expenditures were required for professional fees, largely legal and accounting costs related to the Company's election to permit the Common Stock to trade in the U.S. public markets, including expenses associated with Commission filings and NASDAQ compliance, as well as the Company's decision to aggressively enforce its licenses and patent rights.

         As a result of the TMI Merger, Fine Gold assumed all of TMI's liabilities. During 1996, Fine Gold entered into agreements extinguishing certain of the TMI accounts payable and notes payable at less than the book amounts of such debt. The net of such forgiveness of debt was $702,726 and resulted in an extraordinary gain of $0.06 per share for 1996. There were no extraordinary items during 1997 or 1995.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily by the issuance of equity securities (Common Stock, the Debentures, and options and warrants to purchase Common Stock) with aggregate net proceeds of $18,942,453 as of December 31, 1997. The Company received cash proceeds from the sale of Common Stock and the exercise of options and warrants to acquire Common Stock of $1,100,540 in 1995; $7,156,846 in 1996 (including $2,521,469 deemed value of shares of Common Stock issued in the TMI Merger - $4,635,377 without such deemed value); and $2,569,194 in 1997. In addition, during 1997, the Company received net proceeds of $4,484,156 ($5,000,000 less $515,844 costs of issuance) from the issuance of the Debentures and Warrants. See "Item 5. Market for Registrant's Common Stock and Related Shareholder Matters--Recent Sales of Unregistered Securities."

         The Company has earned no revenues from operations and has incurred recurring losses. At December 31, 1997, the Company's accumulated deficit was $6,303,879. However, due to proceeds from the issuance of Common Stock, the Debentures, warrants, and options, the Company has increased its working capital and improved its financial condition and resources during the last three years. The Company's working capital was $313,502 at December 31, 1995 and improved to $2,974,955 at December 31, 1996. This trend continued in 1997 as working capital at December 31, 1997 rose to $7,480,153 and the Company's cash position increased from $309,489 and $3,270,161 at December 31, 1995 and 1996, respectively, to $8,161,770 at December 31, 1997. See "Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters."

         The Company currently maintains working capital which management believes will be sufficient for the Company's needs during 1998; however, there can be no assurance that the Company will be able to raise capital to fund the Company's long-term capital requirements. As of December 31, 1997, the Company had $8,161,770 in cash and short-term investments available to meet its near-term development and operating needs. In addition, the Company had obtained a firm commitment for the purchase of $5,000,000 of additional Debentures. See "Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters." Subject to the terms and conditions of the Purchase Agreement, the
Company has the discretion to compel the purchasers of the Debentures and Warrants to purchase any amount up to $5,000,000 in such additional Debentures between August 26, 1998 and October 28, 1998. In the event the Company does elect to draw full funding, proceeds in the amount of approximately $4,750,000 ($5,000,000 less approximately $250,000 cost of issuance) would be received by the Company. The Company continues to use its working capital to invest in the testing and development of the CJ and to invest in the Tennessee Minerals Property. During 1997, the Company invested $480,249 in the Tennessee Minerals Property, and has used $165,423 to construct additional CJs and $45,128 to build a CJ testing facility in Reno, Nevada. The Company has not yet earned revenues, although limited revenue from the sale or rental of CJs now being fabricated is anticipated during 1998. This anticipation of limited revenues is based upon "proof of process" tests completed during 1997 which indicate the CJ's suitability in a variety of applications. See "Item 1. Business--Plan of Operation -- Research, Testing and Development." There can be no assurance, however, that such discussions will result in an agreement or generation of revenue.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements required by this Item appear on pages F-1 through F-17 of this Form 10-K.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The following table sets forth certain information regarding the executive officers and directors of the Company.


                                                                Held Position
       Name                         Office                          Since
------------------------   --------------------------------    ---------------

William P. Long.........    President, Chief Executive
                            Officer and Director                    1988

C. Patrick Costin.......    Vice President, Principal
                            Financial Officer; President of         1996
                            MRS and Fine Gold

James I. Golla..........    Secretary and Director                  1994

Robert F. Sheldon.......    Director                                1997

George E. Hartman.......    Director                                1997



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

         William P. Long, 51, has been the President, Chief Executive Officer and a director of the Company since 1988, and the Secretary and a director of Fine Gold since the TMI Merger. Dr. Long also served as the Vice President of the wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. which was merged with and into Fine Gold in June, 1996. Dr. Long has been an executive officer and director of Carlin Gold Company, now MRS, since its formation in April, 1987. From 1987 to 1988, Dr. Long was a mineral and energy consultant, providing various services to clients in the mining and energy industries, including arranging precious metal property acquisitions, supervising mineral evaluations, and providing market analyses. From 1980 to 1986, Dr. Long served as the Executive Vice President and Chief Financial Officer of Thermal Exploration Company. From 1974 to 1980, Dr. Long was employed by Amax Exploration, Inc. in various capacities, including Systems Engineer, Business Analyst and Business Manager. Dr. Long is affiliated with the American Institute of Chemical Engineers and the American Institute of Mining Engineers. He obtained a bachelors degree in Chemical and Petroleum Refining Engineering and a Ph.D. in Mineral Economics from the Colorado School of Mines in 1969 and 1974, respectively.

         C. Patrick Costin, 55, was appointed a Vice President and Principal Financial Officer of the Company in June, 1996, and also currently serves as the President and a director of Fine Gold and MRS. Mr. Costin also served as the President of the wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. from March 1995 until its merger with and into Fine Gold in June 1996. Mr. Costin is the chief executive officer of Costin and Associates, a minerals consulting organization founded by Mr. Costin in 1992, which specializes in identification and evaluation of North American mine and mineral deposit acquisition opportunities. From 1982 to 1992, Mr. Costin served as the manager of U.S. exploration for Rio Algom Ltd. Mr. Costin's additional experience in the mining and minerals industry includes Senior Mineral Economist for the Stanford Research Institute from 1977 to 1982, Senior Geologist for Chevron Resources from 1975 to 1976, Senior Geologist for Newmont Mining
Corporation  of Canada  from 1967 to 1975,  and  Geologist  for United Keno Hill
Mines Ltd. from 1965 to 1967. Mr. Costin obtained a bachelors degree in Geological Engineering and a masters degree in Minerals Economics from the Colorado School of Mines in 1965 and 1975, respectively.

         Robert F. Sheldon, 75, has been a director of the Company since June, 1997. Since his retirement in 1988, Mr. Sheldon has performed consulting work for several clients, including Newmont Exploration. Mr Sheldon has served, and continues to serve, on the Board of Directors of several companies in addition to Altair. Mr. Sheldon served as President of Newmont Exploration of Canada Limited and Vice President of Newmont Mines Limited from 1975 until 1988 when he retired. Mr. Sheldon was responsible for mineral exploration, appraisals and development of mining properties throughout Canada for Newmont Mining Corporation, a natural resource company with worldwide operations. Mr. Sheldon obtained a bachelors degree in Geological Engineering from the University of British Columbia in 1948. He is a member of the Association of Professional Engineers of B.C., the American Institute of Mining and Metallurgy, the Canadian Institute of Mining and Metallurgy, the B.C. and Yukon Chamber of Mines (past president), and the Engineers Club, Vancouver, B.C. (past president).

         James I. Golla, 65, was appointed Secretary of the Company in November, 1996 and has been a director of the Company since February, 1994. He also currently serves as a director of Blake River Explorations Ltd. and Consolidated Richland Mines Inc. Mr. Golla was a journalist with the Globe and Mail, Canada's national newspaper, from 1954 until his retirement early in 1997.

         George E. Hartman, 48, was elected a director of the Company in March, 1997. Since 1995, Mr. Hartman has served as President of Planvest Pacific Financial Corporation ("Planvest Pacific"), a Vancouver-based financial planning firm with over 250 representatives, 27,500 clients and $1 billion of assets under management. Mr. Hartman also is on the Board of Directors of Planvest Capital Corp., the parent of Planvest Pacific. In addition, Mr. Hartman continues to serve as President of Hartman & Company, Inc., a firm founded by Mr. Hartman in 1991 which provides consulting services to the financial services industry. Mr. Hartman is the author of Risk is a Four-Letter Word--The Asset Allocation Approach to Investing, a Canadian best-seller published in 1992 and now in its fifth printing, and host of a weekly personal finance radio program, "Money Matters," aired on AM 1040 in Vancouver, British Columbia.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors to file reports ("Section 16 Reports") concerning their ownership of the Common Stock with the Commission and to furnish the Company with copies of such reports. Based solely upon the Company's review of Section 16 Reports and amendments thereto furnished to the Company, the Company believes that the following reports were not filed with the Commission on a timely basis. Bill Long (President and Director), Pat Costin (Vice President), James Golla (Secretary and Director), and George Hartman (Director) were each required to file a Form 3 on March 20, 1997. The Company believes such Forms 3 were received by the Commission on March 21, 1997. Robert Sheldon was required to file a Form 3 on June 10, 1997, which Form 3 the Company believes was received by the Commission on March 27, 1998. With respect to transactions completed in August, 1997, Patrick Costin, Vice President of the Company, was required to file a Form 4 on September 10, 1997, which Form the Company believes 4 was received by the Commission on September 11, 1997.


Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

         The following table sets forth all annual and long-term compensation for services rendered in all capacities to the Company for the fiscal years ended December 31, 1997, 1996 and 1995 by William P. Long, the President of the Company. The Company had no other executive officers whose total compensation during the fiscal year ended December 31, 1997 exceeded $100,000.

                              Annual Compensation (1)                   Long Term Compensation
                       --------------------------------------   --------------------------------------
                                                                          Awards              Payouts
                                                                ---------------------------  ---------
               iscal    alary ($)(                   Other       Restrict    ecurities Unde
              FYear                                  Annual       Stock      ptions Granted    LTIP      All Other
 Name and      nded                                 ompensa-     Awards  ed S     (3)         Payouts    Compensa-
   Title      E        S          2)  Bonus ($)    C  tion         ($)      O              r    ($)        tion
-----------   ------   -----------   -----------   ----------   ---------   ---------------  ---------  -----------
William        1997    91,200           9,120         -0-          -0-          100,000         -0-         -0-
P. Long        1996    90,000           9,120         -0-          -0-          250,000         -0-         -0-
               1995    91,200           9,120         -0-          -0-          166,000         -0-         -0-

-------------------------

(1)      All compensation paid is stated in United States dollars.
(2) Bonus and salary amounts reflect amounts accrued and payable to Dr. Long for each fiscal year in accordance with the terms of his employment agreement with the Company. See "--Employment Agreements." Amounts actually paid to Dr. Long in fiscal years 1997, 1996, and 1995 were $75,600, $60,000 and $110,000, respectively. The fiscal year 1995 payments included earned but unpaid salary and bonus of $9,680 from the 1994 fiscal year. At December 31, 1997 $142,816 remained outstanding and payable to Dr. Long, including interest on unpaid bonuses ($5,472).
(3) Options to purchase shares of Common Stock granted pursuant to the Altair International Inc. Stock Option Plan (the "Option Plan").



Option Grants in 1997

         The following table sets forth grants of options to purchase shares of Common Stock granted to Dr. Long during the year ended December 31, 1997:

                                               % of Total
                                                Options                                    Potential Realizable
                               Securities      Granted to    Exercise                     Value at Assumed Annual
                               Underlying      Employees       Price                       Rates of Stock Price
                                 Options       in Fiscal      ($Cdn.      Expiration      Appreciation for Option
           Name                Granted (#)        Year         /sh)          Date                     Term
---------------------------   -------------   ------------  -----------   -----------   ---------------------------

                                                                                             5%            10%
                                                                                           ($Cdn)        ($Cdn.)
                                                                                        ------------   ------------

William P. Long,               100,000 (1)       16.4%       10.25 (2)     05/15/02      283,188.69     625,772.75
President and Director



-------------------------

(1)      Represents options granted on May 14, 1997 pursuant to the Option Plan.
(2) The market value of the underlying shares of Common Stock as reported by the Alberta Stock Exchange on May 13, 1997, the day prior to the grant date, was $10.25 (Cdn.).



Aggregated Option Exercises and at Year-End Option Values

         The following table sets forth information regarding options held by Dr. Long as of December 31, 1997, and options exercised during the year ended December 31, 1997.

                      Securities
                       Acquired     Aggregate          Number of Securities          Value of Unexercised In-the-
                          on          Value           Underlying Unexercised               Money Options at
                       Exercise      Realized        Options at December 31,           December 31, 1997 ($Cdn.)
       Name              (#)         ($Cdn.)                 1997 (#)                            (1)
-------------------   ----------   ------------   ------------------------------   --------------------------------
                                                                   nexercisable
                                                   Exercisable    U                 Exercisable     Unexercisable
                                                  -------------   --------------   -------------   ----------------

William P. Long,         -0-           -0-           250,000           -0-           4,400,000           -0-
President and                                        100,000                         1,135,000
Director


-------------------------

(1) Based on the closing price of the Common Stock on December 30, 1997, as reported by The Alberta Stock Exchange, of $(Cdn.)21.60



Compensation of Directors

          Directors who are not officers of the Company are not currently paid any fees for their services as directors. Directors who are not officers are entitled to receive compensation to the extent that they provide services to the Company at rates that would be charged by such directors for such services to arm's length parties.

         Directors also have been and currently are entitled to participate in the Option Plan. As of December 31, 1997, the Company had outstanding options to purchase 962,500 shares of Common Stock pursuant to the Option Plan, 417,500 of which are held by directors of the Company.

Employment Agreements

         William P. Long, President of the Company, has entered into an employment agreement with the Company dated January 1, 1998. The term of the agreement commenced on January 1, 1998 and, unless earlier terminated, expires on December 31, 2007. Pursuant to the agreement, Dr. Long is paid a salary of
$7,600 per month and an annual bonus, determined by the board of directors of the Company, of not less than 10% of Dr. Long's annual compensation. In the event the voting control of over 35% of the issued and outstanding Common Stock is acquired by an individual or group (a "Change of Control") and the agreement is terminated by the Company or Dr. Long within 180 days before the Change of Control or at any time thereafter, Dr. Long is entitled to be issued 200,000 shares of Common Stock. Absent a Change of Control, if the agreement is terminated for any reason except by Dr. Long, by mutual consent, by the Company for cause, or at the end of the term, Dr. Long is entitled to be issued 200,000 shares of Common Stock.

         C. Patrick Costin, a Vice President of the Company and the President of MRS and Fine Gold, is employed by Fine Gold pursuant to the terms of an employment agreement entered into August 15, 1994. The agreement expired by its terms on December 31, 1997, but has been orally extended pending execution of a renewal employment agreement during the second quarter of 1998. The agreement provides that Mr. Costin shall be paid a salary of at least $7,500 per month and may be entitled to bonuses as determined by the Board of Directors of Fine Gold.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         Following is information with respect to beneficial ownership of shares of the Common Stock as of February 27, 1998 by persons known to the Company to own more than 5% of the outstanding Common Stock, each of the Company's executive officers and directors, and by all officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the shares identified as beneficially owned. The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

---------------------------------------------------------------------------------------------------
                                                           Amount and
                                                            Nature of
   Title of     Name and Address of                        Beneficial             Percent
     Class       Beneficial Owner                         Ownership (1)         of Class(2)
---------------------------------------------------------------------------------------------------

    Common     William P. Long                            2,101,529 (3)            14.6%
                 57 Sunset Rim
                 Cody, Wyoming  82414










    Common     C. Patrick Costin                          1,033,333 (4)            6.7%
                1850 Aquila Avenue
                Reno, Nevada  89509

    Common     James I. Golla                              22,000 (5)                *
                 829 Terlin Boulevard
                 Mississauga, Ontario L5H 1T1

    Common     George Hartman                              25,000 (6)                *
                 233 Bayview Road
                 Lyon's Bay, British Columbia
                 Canada  V2N 2E0

               Robert Sheldon                              25,000 (7)                *
                 3475 Mathers Avenue
                 West Vancouver, British Columbia
                 Canada  V7V 2K8

    Common     All Directors and Officers as a Group      3,364,362 (8)            21.4%
               (5 persons)


--------------------

*        Represents less than 1% of the outstanding shares of Common Stock.

(1) Includes all shares issuable pursuant to the exercise or conversion of options and warrants that are exercisable within 60 days.
(2) Based on 15,110,245 shares outstanding as of February 27, 1998. Shares of Common Stock underlying options or other convertible securities are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such securities, but not for purposes of calculating any other person's percentage ownership.
(3) Includes 46,000 shares held by Dr. Long's minor daughter, 47,500 shares held by Dr. Long's minor son, and 162,500 shares held by the MBRT Trust, an irrevocable trust for the benefit of the minor children of Dr. Long. Dr. Long disclaims any beneficial interest in such 275,500 shares. Also includes 350,000 shares subject to presently exercisable options granted to Mr. Long pursuant to the Option Plan.
(4) Includes 411,667 shares held in escrow and to be released one-half on June 1, 1998 and one-half on June 1, 1999. Mr. Costin is entitled to exercise all voting rights applicable to the escrowed shares. Also includes 225,000 shares subject to presently exercisable options granted to Mr. Costin pursuant to the Option Plan.
(5) Includes 15,000 shares subject to presently exercisable options granted to Mr. Golla pursuant to the Option Plan.
(6) Includes 25,000 shares subject to presently exercisable options granted to Mr. Hartman pursuant to the Option Plan.
(7) Includes 25,000 shares subject to presently exercisable options granted to Mr. Sheldon pursuant to the Option Plan.
(8) Includes 640,000 shares subject to presently exercisable options granted to officers and directors pursuant to the Option Plan.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         Included in accounts payable and accrued liabilities of the Company for fiscal years 1997 and 1996 are approximately $142,816 and $115,360, respectively, owing to Dr. William P. Long, President of the Company. Such amounts represent accrued salary and bonuses payable to Dr. Long. No terms of repayment have been negotiated with respect to such amounts. See Item 11. "Executive Compensation--Summary Compensation Table."

         Pursuant to an agreement dated April 21, 1994, the Company issued 750,000 shares of Common Stock, with a deemed value of $0.47 per share ($352,500) for all of the outstanding common shares of Fine Gold. Mr. Costin owned 95% of the Fine Gold common shares and, as a result, was issued 712,500 shares of Common Stock. Of the shares of Common Stock issued to Mr. Costin, 411,667 remain in escrow, to be released one-half on June 1, 1998 and one-half on June 1, 1999, pursuant to the terms of an escrow agreement among the Company, Equity Transfer Services, Inc., Thomas P. Campbell and Mr. Costin, dated June 1, 1994 (the "Fine Gold Escrow Agreement"). See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)      Documents Filed
                  ---------------

                  1. Financial Statements. The following Consolidated Financial Statements of the Company and Auditor's Report are filed as part of this Annual Report on Form 10-K:

                           o Report of McGovern, Hurley, Cunningham, for the years ended December 31, 1997, 1996 and 1995

                           o Consolidated Balance Sheets at December 31, 1997 and 1996

                           o Consolidated Statements of Operations and Deficit for the years ended December 31, 1997, 1996 and 1995

                           o        Consolidated   Statements   of   Changes  in
                                    Financial   Position  for  the  years  ended
                                    December 31, 1997, 1996 and 1995

                           o        Notes to Consolidated Financial Statements


                  2.       Financial Statement Schedules.  Not applicable.

                  3.       Exhibit List

Exhibit                                                               Incorporated    Filed
  No.                              Exhibit                            by Reference   Herewith
-------   ---------------------------------------------------------   ------------   --------

  3.1.1   Articles of Incorporation of the Registrant                     (1)

  3.1.2   Amendment to Articles of Incorporation of the
          Registrant dated November 6, 1996                               (2)

  3.2     Bylaws of the Registrant                                        (1)

  4.1     Form of Common Stock Certificate                                (1)

  4.2     Form of Series 5% Convertible Debenture                         (3)

  4.3     Form of Warrant                                                 (3)

 10.1     Articles of Merger of Mineral Recovery Systems, Inc.
          with and into Fine Gold Recovery Systems Inc. dated
          June 21, 1996, including Exhibit A thereto, Plan of
          Merger and Merger Agreement                                     (1)

 10.2     Merger Agreement among Fine Gold Recovery Systems
          Inc., Altair International Inc. and Trans Mar, Inc. dated
          February 8, 1996, as amended February 22, 1996 (the
          "TMI Merger Agreement")                                         (1)

 10.2.1   Exhibit 1.1(c) to the TMI Merger Agreement -- Articles
          of Merger                                                       (1)

 10.2.2   Exhibit 1.1(e)(1) to the TMI Merger Agreement --
          Principal Escrow Agreement dated February 29, 1996              (1)

 10.2.3   Exhibit  1.1(e)(2) to the TMI Merger  Agreement --
          Performance  Escrow Agreement dated February 27,
          1996                                                            (1)

 10.2.4   Exhibit 1.1(h) to the TMI Merger Agreement -- Warrant
          Certificate                                                     (1)

 10.2.5   Schedule 1.1(e)(ii) to the TMI Merger Agreement --
          Principal Escrow Release Schedule                               (1)

 10.2.6   Schedule 1.1(e)(iii) to the TMI Merger Agreement --
          Performance Escrow Release Schedule                             (1)

 10.3     Employment Agreement between Altair International
          Inc. and William P. Long dated January 1, 1998                               (5)

 10.4     Employment Agreement between Fine Gold Recovery
          Systems Inc. and C. Patrick Costin dated August 15,
          1994                                                            (1)

 10.5     Altair International Inc. Stock Option Plan adopted by
          shareholders May 10, 1996                                       (4)

 10.6     Share Purchase Agreement between Altair International
          Inc. and Fine Gold Recovery Systems, Inc. dated April
          21, 1994                                                        (1)

 10.7     Escrow Agreement among Altair International Inc.,
          Equity Transfer Services Inc., Thomas P. Campbell and
          C. Patrick Costin dated June 1, 1994                            (1)






Exhibit                                                               Incorporated    Filed
  No.                              Exhibit                            by Reference   Herewith
-------   ---------------------------------------------------------   ------------   --------

 10.8     Securities Purchase Agreement dated as of December
          24, 1997, among Altair International, Inc. and certain
          investors                                                       (3)

 10.9     Registration Rights Agreement dated as of December
          24, 1997, among Altair International, Inc., Prudential
          Securities Incorporated, and certain investors                  (3)

 10.10    Form of 5% Convertible Debenture                                (3)

 10.11    Form of Mineral Lease                                                        (5)

  22      Subsidiaries of the Registrant                                  (2)

 23.1     Consent of McGovern, Hurley, Cunningham                                      (5)

  27      Financial Data Schedule                                                      (5)

-----------------------


(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 13, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A, filed on January 21, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 11, 1997.

(5) Filed herewith and attached to this Annual Report on Form 10-K following page F-17 hereof.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Current Report on Form 8-K on December 11, 1997, in which the Company reported the issuance of press release regarding its retention of a financial advisor to
                  assist  the  Company  in  raising   money  through  a  private
                  placement.

         (c)      Exhibits
                  --------

                  Exhibits to this Report are attached following page F-17 hereof.

         (d)      Financial Statement Schedule
                  ----------------------------

                  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.

 ALTAIR INTERNATIONAL INC.



                                        By:     /s/ William P. Long
                                             -----------------------------------
                                             William P. Long,
                                             President, Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                         Date
     ---------                          -----                         ----


/s/ William P. Long
-------------------------
William P. Long               President and Chief Executive      March 23, 1998
                              Officer and Director (Principal
                              Executive Officer)



/s/ C. Patrick Costin         Vice President (Principal          March 23, 1998
-------------------------     Financial and Accounting
C. Patrick Costin             Officer)




/s/ James I. Golla            Secretary and Director             March 23, 1998
-------------------------
James I. Golla



/s/ George Hartman            Director                           March 23, 1998
-------------------------
George Hartman


/s/ Robert Sheldon            Director                           March 23, 1998
-------------------------
Robert Sheldon

                            ALTAIR INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997





                      (Expressed in United States Dollars)

                            ALTAIR INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



                      (Expressed in United States Dollars)






INDEX                                                                      PAGE

Auditors' Report                                                              1

Consolidated Balance Sheets                                                   2

Consolidated Statements of Operations and Deficit                             3

Consolidated Statements of Changes in Financial Position                      4

Notes to the Consolidated Financial Statements                           5 - 17

                                                                        Page F-1


                                AUDITORS' REPORT


To the Shareholders of
Altair International Inc.


We have audited the consolidated balance sheets of Altair International Inc. as at December 31, 1997 and 1996 and the consolidated statements of operations and deficit, and changes in financial position for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for the years ended December 31, 1997, 1996 and 1995 in accordance with generally accepted accounting principles in Canada.



                                             McGOVERN, HURLEY, CUNNINGHAM


                                             /s/ McGovern, Hurley, Cunningham


                                             Chartered Accountants

North York, Canada
February 9, 1998,  except for
Note  2(b)(i)  which is dated
March 19, 1998


ALTAIR INTERNATIONAL INC.                                               Page F-2
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
================================================================================
                                                                                       1997                    1996
                                                                                         $                       $
(Expressed in United States Dollars - Note 1)                                                                (Note 12)

                                        ASSETS
CURRENT

     Cash and short-term investments                                                  8,161,770               3,270,161

     Advances and accounts receivable                                                     1,170                  13,556

     Prepaid expenses                                                                    30,023                    -

                                                                                      8,192,963               3,283,717

CAPITAL (Note 3)                                                                        397,723                 257,017

CENTRIFUGAL JIG (Note 4)                                                              3,918,378               4,365,064
                                                                                      ---------               ---------

MINERAL PROPERTIES AND RELATED DEFERRED
     EXPLORATION EXPENDITURES (Note 5)                                                  606,551                 126,302

GOODWILL                                                                                 10,189                  10,788
                                                                                         ------                  ------

                                                                                     13,125,804               8,042,888
                                                                                     ==========               =========

                                      LIABILITIES
CURRENT

     Accounts payable and accrued liabilities (Note 9)                                  227,439                 155,726

     Current portion of notes payable (Note 6)                                          253,890                 153,036

     Current portion of convertible debentures - Liability element (Note 8)             231,481                    -
                                                                                        -------                 -------

                                                                                        712,810                 308,762

NOTES PAYABLE (Note 6)                                                                    5,901                 269,685

CONVERTIBLE DEBENTURES - Liability element (Note 8)                                     596,550                    -
                                                                                        -------                 -------

                                                                                      1,315,261                 578,447
                                                                                      ---------                 -------

                                 SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
     Issued
         15,492,745 Common shares (1996 - 14,686,296)                                13,942,453              11,373,259

COMMON SHARES TO BE ISSUED                                                                 -                     47,746

CONVERTIBLE DEBENTURES  - Equity element (Note 8)                                     4,171,969                    -

DEFICIT                                                                             (6,303,879)             (3,956,564)
                                                                                    -----------             -----------

TOTAL SHAREHOLDERS' EQUITY                                                           11,810,543               7,464,441
                                                                                     ----------               ---------

                                                                                     13,125,804               8,042,888
                                                                                     ==========               =========
------------------------------------------------------------------------------------------------------------------------

APPROVED ON BEHALF OF THE BOARD:

         "JAMES I. GOLLA"                       , Director
         ---------------------------------------

         "WILLIAM P. LONG"                     ,  Director
         ---------------------------------------

         See Accompanying Notes to the Consolidated Financial Statements

ALTAIR INTERNATIONAL INC.                                               Page F-3
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
================================================================================
                                                                     1997           1996           1995
                                                                       $              $              $
(Expressed in United States Dollars - Note 1)                                     (Note 12)

OPERATING EXPENSES
     Professional Fees                                              293,883        321,363         66,582

     Wages and employee benefits                                    256,033        223,987        103,235

     Loss (gain) on foreign exchange                                123,612         (7,888)         6,489

     Shareholder relations                                          105,993         22,480         21,021

     Shareholder meetings                                            96,308         51,348          5,068

     Travel                                                          87,777         23,416            749

     Testing, research and development                               78,034        159,679        162,228

     General and office                                              74,266         78,672         21,435

     Insurance                                                       48,120         11,769          8,359

     Occupancy costs                                                 43,146         27,140           --

     Government fees and taxes                                       25,447          4,208          1,933

     Transfer agent=s fees                                           17,390         13,978          6,842

     Accounting and corporate services                                8,166          6,700          6,091

     Stock exchange fees                                              7,438          3,502          3,714

     Bank charges                                                     1,589            763           --

     Patent Maintenance                                                --            8,975           --

     Financing fees                                                    --             --           12,994

     Write-off of mineral properties and related
         deferred exploration expenditures                             --             --            8,212

     Amortization                                                   590,831        385,633          3,151
                                                                -----------    -----------    -----------

                                                                  1,858,033      1,335,725        438,103

Add: Interest on long-term debt                                      43,497         19,373           --

Less: Interest income                                               (70,059)       (27,872)        (1,000)
                                                                -----------    -----------    -----------

Loss from operations                                              1,831,471      1,327,226        437,103

(Gain) on forgiveness of debt                                          --         (702,726)          --
                                                                -----------    -----------    -----------

NET LOSS for the year                                             1,831,471        624,500        437,103

DEFICIT, beginning of year                                        3,956,564      3,332,064      2,894,961

Convertible debenture issuance costs (Note 8)                       515,844           --             --
                                                                -----------    -----------    -----------

DEFICIT, end of year                                              6,303,879      3,956,564      3,332,064
                                                                ===========      =========      =========

Net loss per share from operations
     Basic (Note 10)                                            $     (0.13)     $   (0.12)       $ (0.07)
                                                                ===========      =========        =======

Net income per share from gain on forgiveness of debt           $      --        $    0.06        $  --
                                                                ===========      =========        =======


         See Accompanying Notes to the Consolidated Financial Statements

ALTAIR INTERNATIONAL INC.                                               Page F-4
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
================================================================================
                                                                    1997             1996           1995
                                                                      $                $              $
Expressed in United States Dollars - Note 1)                                       (Note 12)

CASH WAS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year                                              (1,831,471)     (624,500)     (437,103)

Charges not involving cash:

     Amortization                                                     590,831       385,633         3,151

     Write-off of mineral properties and related

         deferred exploration expenditures                               --            --           8,212
                                                                   ----------    ----------    ----------

                                                                   (1,240,640)     (238,867)    (425,740)
                                                                   ----------    ----------    ----------

Changes in noncash working capital balances:

(Increase) in prepaid expenses                                        (30,023)         --            --

Decrease (increase) in advances and accounts receivable                12,386        81,367       (51,191)

Increase (decrease) in accounts payable

     and accrued liabilities                                           71,444        64,816       (73,099)


                                                                       53,807       146,183      (124,290)


                                                                   (1,186,833)      (92,684)     (550,030)
                                                                   ----------    ----------    ----------
FINANCING ACTIVITIES

Increase in convertible debenture                                   5,000,000          --            --

Issuance of common shares for cash                                       --         222,530          --

Issuance of common shares pursuant to a private placement                --       1,414,778       875,529

Issuance of common shares for shares of subsidiary                       --       2,521,467          --

Convertible debenture issuance costs                                 (515,844)         --            --

Common shares to be issued                                               --          47,746          --

Exercise of stock options                                           1,530,406       526,850        53,553

Exercise of warrants                                                  991,042     2,471,219          --

Increase (decrease) in notes payable                                 (162,930)      422,721       171,458

                                                                    6,842,674     7,627,311     1,100,540
                                                                   ----------    ----------     ---------
INVESTING ACTIVITIES

Mineral properties and related deferred exploration expenditures     (480,248)     (125,648)       (8,212)

Purchase of capital assets                                           (237,283)     (254,709)      (22,787)

Centrifugal Jig patents and related expenditures                      (46,701)   (4,193,598)       (4,352)

Option agreement costs                                                   --            --        (212,832)


                                                                     (764,232)   (4,573,955)     (248,183)
                                                                   ----------    ----------    ----------

Increase in cash and short-term investments                         4,891,609     2,960,672       302,327

Cash and short-term investments, beginning of year                  3,270,161       309,489         7,162
                                                                   ----------    ----------    ----------

Cash and short-term investments, end of year                        8,161,770     3,270,161       309,489
                                                                   ==========    ==========    ==========


  See Accompanying Notes to the Consolidated Financial Statements

ALTAIR INTERNATIONAL INC.                                               Page F-5
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

         As the majority of transactions occur in United States dollars (U.S.$), commencing with the current period, the consolidated financial statements have been expressed in United States dollars. Previously, the Canadian dollars (CDN) was used as the unit of measure. This change has been applied retroactively.

         The Company has restated the prior year=s figures whereby the consolidated balance sheets, consolidated statements of operations and deficit and the consolidated statements of changes in financial position have been translated at the year end (December 31, 1996) rate of CDN$1.3706 = U.S.$1.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Consolidation:
              The financial statements include the accounts of the Company and its subsidiaries, Mineral Recovery Systems, Inc. (100% owned), Intercontinental Development Corporation (83% owned), Fine Gold Recovery Systems, Inc. (Fine Gold) (100% owned) and 660250 Ontario Limited (100% owned).

         Nature of Operations:
              The Company and its subsidiaries are engaged in the business of developing and testing mineral processing equipment in the United States for use in the recovery of fine and heavy mineral particles, including gold, titanium, zircon and environmental contaminants. The Company and its subsidiaries are also in the process of exploring mineral properties in the United States.

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

              Exploration   expenses,  as  well  as  advance  royalty  payments,
              relating to mineral properties in which the Company has an interest are deferred until the properties are brought into production at which time they are amortized on a unit-of-production basis. Other general exploration expenses are charged to operations as incurred. The cost of the mineral properties abandoned or sold and the related deferred exploration costs are charged to operations in the current year.

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

         Administrative Expenditures:
              Administrative expenditures are charged to operations as incurred.

         Short-term Investments:
              Surplus cash of the Company is invested in a diversified portfolio of United States dollar - denominated money market instruments. These investments are liquid and can be converted to cash at any time through the public money market. The carrying amount of the short-term investments approximates their market value.




                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                               Page F-6
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
1.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                     Furniture and office equipment        20% declining balance

                     Mining equipment                      20% declining balance

                     Vehicles                              20% declining balance

                     Centrifugal Jig equipment              7 year straight line

                     Test facility                         20% declining balance

         Centrifugal Jig Patents and Related Expenditures:
              The Centrifugal Jig patents are carried at acquisition cost and are being amortized on a straight-line basis over their remaining lives.

              The related expenditures are also being carried at acquisition costs and the amortization policies are as follows:

                      Royalty agreement (Note 2(c))        -  15 year straight
                                                              line

                      License agreement                    -  No amortization as
                                                              the Company
                                                              intends to sell
                                                              the licence

                      Mineral recovery technology rights   -  Costs are deferred
                                                              until the jig
                                                              technology
                                                              produces revenue

         The Company reviews its centrifugal jig patents and related expenditures on an annual basis to determine if events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. In performing its review, the Company estimates the future cash flows expected to result from each asset and its eventual disposition. If the sum of the undiscounted, expected future cash flow is less than the carrying value of the asset, an impairment loss is recognized. It is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a change in the determination of the need for and amount of any writedown.

         Research and Development Expenditures:
              Research and development expenditures are charged to operations as incurred.

         Goodwill:
              Goodwill is the excess of the cost of the investment in subsidiaries over the estimated fair value of the net assets acquired and is amortized on a straight-line basis over 20 years. Goodwill is written down (to fair value) when declines in value are considered other than temporary based on expected future cash flows of the respective subsidiary.

         Foreign Currency Translation:
              The Company's consolidated operations are integrated and balances denominated in currencies other than U.S. dollars are translated into U.S. dollars using the temporal method. This method translates monetary balances at the rate of exchange at the balance sheet date, non-monetary balances at historical exchange rates and revenue and expense items at average exchange rates. The resulting gains and losses are included in income (loss) in the reporting period.


                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                               Page F-7
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
1.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates:
              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expense during the report period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

         Financial Instruments:
              The carrying amounts for accounts receivable, advances, accounts payable and accrued liabilities and notes payable on the balance sheets approximate fair value because of the limited term of these instruments. Fair value estimates are made at the balance sheet date, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

2.       ACQUISITIONS

         (a)  Fine Gold Recovery Systems, Inc. (Fine Gold)
                  Pursuant to an agreement dated April 21, 1994 the Company issued 750,000 common shares, with a deemed value of $0.34 per share ($255,000) for all of the outstanding common shares of Fine Gold, a corporation incorporated in the State of Nevada and involved in the development of a "Centrifugal Jig", an apparatus designed to recover fine gold from mineral properties. Pursuant to an agreement dated January 1, 1994, between Thomas P. Campbell, the inventor of the Centrifugal Jig, and Fine Gold, Fine Gold acquired the rights to develop and market applications for the Centrifugal Jig at specified target sites and utilize the Centrifugal Jig in the exploitation of such sites, and further obtained the agreement of Mr. Campbell to provide certain services and assistance to Fine Gold during the term of the agreement. The agreement is valid throughout the world except (i) areas subject to patents held by Trans Mar, Inc. (Note 2 (b)), (ii) the Republic of Costa Rica and certain areas in Mexico and Guiana, South America.

                  A total of 650,000 shares issued pursuant to the acquisition were subject to a Performance Escrow Agreement. As at December 31, 1997, 433,334 common shares remain in escrow, of which 216,666 will be released on June 1, 1998 and the balance released on June 1, 1999.

                  As  at  December  31,  1997,   Fine  Gold  was  still  in  the
                  development stage in that no operating revenues have been earned and no operating expenses have been incurred.


                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                               Page F-8
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
2.       ACQUISITIONS (Continued)
         (b)  Trans Mar, Inc. (TMI)
              In March 1996, the Company acquired 100% of the issued and outstanding common stock of TMI for total consideration of 1,919,957 common shares at $1.31 each ($2,521,469), the assumption of $1,210,981 of net liabilities, and 580,000 Series E share purchase warrants (Note 7(i)).

              TMI was involved in the development of the patented Campbell Centrifugal Jig and held patent rights to the Centrifugal Jig technology (subject to a 10% royalty - See Note 2(c)) in the United States, South Africa, United Kingdom, Australia and Canada. The transaction was accounted for using the purchase method. The excess paid over the net book value (which approximates fair value) of the assets acquired was allocated to the Centrifugal Jig patents. TMI was merged with Fine Gold immediately after the acquisition. The 1,919,957 common shares were deposited into escrow pursuant to the terms of two escrow agreements as follows:

          i) 1,170,000 common shares are to be released dependent upon the Company receiving revenues from the sale of the Centrifugal Jigs formerly held by TMI. The basis of the share release is one common share for each $1.31 in cash flow received by the Company, provided that no more than one-third of the original number of common shares escrowed may be released in any one year over the first three years of the escrow. Common shares still in escrow at the end of five years may be cancelled by the Alberta Stock Exchange (ASE). On March 19, 1998, the ASE notified the Company that it have approved a settlement agreement between the Company and several former TMI shareholders, resulting in (i) the release of 180,765 common shares placed in escrow in connection with the Company's acquisition of TMI and (ii) the cancellation of 723,065 common shares owned by such former TMI shareholders, which were also subject to the escrow arrangement.

         ii) The remaining 749,957 common shares have been released from escrow. Each former TMI shareholder or warrant holder is restricted from selling more than the greater of 15,000 shares or 10% of such holder's holdings in any calendar quarter.

         (c)  Intercontinental Development Corporation (INDECO)
              In 1996, the Company purchased 66% of the issued and outstanding shares of INDECO for total consideration of $319,298. This acquisition has been accounted for using the purchase method.
              INDECO is a dormant company whose sole asset is a royalty agreement entitling the corporation to 10% of the cost of manufacturing any Centrifugal Jigs which are placed in production, sold or exploited for profit worldwide. The entire amount of the purchase price has been allocated to the Centrif ugal Jig Royalty Agreement. During 1997, the Company acquired an additional 17% interest in INDECO for total consideration of $36,537. The additional cost of the investment has been allocated to Centrifugal Jig Royalty Agreement.

3.       CAPITAL ASSETS

                                                             Accumulated       Net        Net
                                                   Cost     Amortization       1997       1996
                                                   ----     ------------       ----       ----
                                                    $             $             $          $
                Furniture and office equipment    42,473         16,935       25,538     27,131

                Vehicles                          92,629         26,555       66,074     63,493

                Mining equipment                   9,501          4,917        4,584      8,096

                Centrifugal jig equipment        333,028         70,182      262,846    158,297

                Testing facility                  45,128          6,447       38,681    -
                                                  ------          -----       ------

                                                 522,759        125,036      397,723    257,017
                                                 =======        =======      =======    =======

                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                               Page F-9
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
4.       CENTRIFUGAL JIG PATENTS AND RELATED EXPENDITURES

                 Royalty Agreement (Note 2(c))          $ 355,835

                 Less: Accumulated amortization           (34,449)   $   321,386
                                                        ---------
                 Patents                                4,095,302

                 Less: Accumulated amortization          (817,477)     3,277,825
                                                        ---------
                 Patent application                                       10,164

                 Mineral recovery technology rights                      243,000

                 License agreement                                        66,003
                                                                          ------

                                                                      $3,918,378
                                                                      ==========

         License Agreement
              On June 10, 1996, the Company entered into an agreement with RDR, Inc. to acquire the entire right, title and interest in a license agreement related to the Centrifugal Jig. The Company agreed to purchase the right for $75,000 with an initial deposit of $5,000 and monthly payments of $2,000 commencing July 1, 1996 over a 35-month period. The Company intends to resell the license.

5.       MINERAL PROPERTIES AND RELATED DEFERRED EXPLORATION EXPENDITURES

         The Company's subsidiary, Mineral Recovery Systems, Inc. (MRS), has entered into various mineral leases for a 100% interest in approximately 4,300 acres of land in Benton County, State of Tennessee, United States for $18,712 and minimum annual advance royalty payments as follows:

                    Year                                          Amount
                    ----                                          ------
                                                                     $

                    1998                                          18,712

                    1999                                          32,348

                    2000                                          36,423

                    2001                                          36,423

                    2002                                          36,423

                    2003 and each thereafter                     442,186
                                                                 -------

                                                                 602,515
                                                                 =======

         The mineral leases are subject to a production royalty, however, MRS will receive a credit for all advance royalties paid against production royalties. The lessors can only terminate the leases upon the failure of MRS to make the required minimum payments as required by the leases. During the year approximately $480,000 (1996 - $110,000) was incurred on exploration.


                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-10
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
6.       NOTES PAYABLE

                                                                                       1997             1996
                                                                                       ----             ----
                                                                                        $                $
          Notes payable assumed from Trans Mar, Inc., interest payable at

           various rates, unsecured, principal and interest due December 31, 1999     190,559          198,702

          Notes payable to former shareholders of Trans Mar, Inc., non-interest

          bearing, unsecured, principal due December 31, 1999                          41,141          175,842

          Note payable, interest payable at 10% per annum, unsecured,

          blended payments of $2,000 per month, due April 1, 1999                      28,091           48,177
                                                                                       ------           ------

                                                                                      259,791          422,721

          Less: Current portion                                                       253,890          153,036
                                                                                      -------          -------

          Long-term portion of notes payable                                            5,901          269,685
                                                                                        =====          =======

         Notes payable to former shareholders of Trans Mar, Inc. (TMI), are subject to a repayment agreement with the former shareholders of TMI dated March 3, 1996. Although the original notes payable are due December 31, 1999, the Company agreed to retire $50,000 per month of the TMI debt assumed by the Company.

7.       CAPITAL STOCK
              The capital stock is as follows:

                Authorized
                Unlimited common shares

                Issued
                15,492,745 common shares                             $13,942,453
                                                                     ===========
              Transactions during the prior three years are as follows:

                                                                                  Shares              Amount
                                                                                  ------              ------
                                                                                     #                  $
                Balance, December 31, 1994                                       5,200,849           3,115,873

                Common shares issued for cash                                    2,700,000             875,529

                Exercise of stock options                                          247,000              53,553

                Exercise of warrants                                               350,000             171,458
                                                                                   -------             -------

                Balance, December 31, 1995                                       8,497,849           4,216,413
                                                                                 ---------           ---------

                Private placements                                                 554,027           1,414,778

                Exercise of stock options                                          702,000             526,850

                Exercise of warrants                                             2,912,463           2,471,219

                Common shares issued for cash                                      100,000             222,530

                Common shares issued for the acquisition of TMI (Note 2(b))      1,919,957           2,521,469
                                                                                 ---------           ---------

                Balance, December 31, 1996                                      14,686,296          11,373,259

                Exercise of stock options                                          362,500           1,530,406

                Exercise of warrants                                               411,229             991,042

                Common shares issued on warrants exercised in December, 1996        32,720              47,746
                                                                                    ------              ------

                Balance, December 31, 1997                                      15,492,745          13,942,453
                                                                                ==========          ==========

                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-11
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
7.       CAPITAL STOCK (Continued)

         Stock Options

         As at December 31, 1997, 962,500 common shares of the Company ("Common Shares") are reserved for issuance to directors, officers and employees under the Company's stock option plan. The exercise price and expiry dates of options outstanding as of December 31, 1997 are as follows:

                             Number of               Price
                              Shares                   $     Expiry Date
                              ------                 -----   -----------

                              125,000                2.70    March 7, 2001

                              250,000                2.92    May 27, 2001

                               75,000                3.06    July 29, 2001

                               17,500                6.13    November 6, 2001

                               15,000                6.86    December 31, 2001

                               25,000                9.00    March 10, 2002

                              200,000                7.42    May 14, 2002

                               25,000                6.77    June 3, 2002

                              150,000                7.78    August 26, 2002

                               80,000               12.78    December 22, 2002
                              -------
                              962,500
                              =======

    Warrants
             i)     Series E

                        Issued and outstanding, beginning of the year             319,644

                        Exercised during the year                                (301,229)

                        Expired during the year                                   (18,415)
                                                                                 --------

                        Issued and outstanding, end of the year                       NIL
                                                                                 ========
             ii)    Series F

                        Issued and outstanding, beginning of the year              50,000

                        Exercised during the year                                 (50,000)
                                                                                  -------

                        Issued and outstanding, end of the year                       NIL
                                                                                  =======
             iii)   Series H

                        Issued and outstanding, beginning of the year              60,000

                        Exercised during the year                                 (60,000)
                                                                                  -------

                        Issued and outstanding, end of the year                       NIL
                                                                                  =======
             iv)    Convertible Debentures Placement Warrants (Note 8)

                        Issued and outstanding, end of the year                   105,000
                                                                                  =======

             v)     Convertible Debenture Transaction Warrants (Note 8)

                        Issued and outstanding, end of the year                    75,000
                                                                                   ======

                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-12
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
8.       CONVERTIBLE DEBENTURES

         On December 29, 1997, the Company issued $5,000,000 in convertible subordinated debentures due December 29, 2001 (the Debentures) bearing interest at 5% per annum payable in cash or common shares of the Company (Common Shares), annually or upon conversion or maturity, at the discretion of the Company. Subject to certain restrictions during the first 180 days after closing, the Debentures are convertible by holders of the Debentures into Common Shares at a conversion rate equal to the lesser of (i) 92% of the average price of the Common Shares for the five trading days prior to submission of a notice of conversion by the holder, or (ii) $14.36875 (the Ceiling Price). The Ceiling Price will be increased by $0.50 at the end of the second year following closing and an additional $0.50 at the end of the third year following closing. The Company may force conversion of the Debentures if, among other things, the average closing price for the five preceding trading days exceeds 130% of the Ceiling Price ($18.68). The Company may redeem outstanding Debentures at a price of 110% of face value if, among other things, the price of the Common Shares is trading below $6.50 per share for the preceding 10 consecutive trading days. In addition to the above, the Company has the right to cause initial purchasers of the Debentures to purchase up to an additional $5,000,000 of convertible subordinated debentures on terms and conditions similar to the Debentures.

         The purchasers of the Debentures also received transaction warrants entitling the holders to purchase 75,000 Common Shares on or before December 29, 1999, at a price of $16.7188 per share. Any additional placement of convertible subordinated debentures will also include transaction warrants entitling the holder to purchase 75,000 Common Shares, or a lesser proportionate number if the aggregate value of such debentures is less than $5,000,000, at a price equal to 125% of the closing bid price of the Common Shares on the closing date. The placement agent received 105,000 placement warrants entitling the agent to purchase 105,000 Common Shares at $16.7188 per share on or before December 29, 1999.

         The Company's convertible debentures contain both debt and equity components. The Company has accounted for the present value of the interest portion as a liability. At December 31, 1997, this liability amounted to $828,031. The present value of the principal and the holders' conversion option have been classified as a component of shareholders' equity and was $4,171,969 at December 31, 1997. The fair value of the liability element of convertible debentures at December 31, 1997 was approximately equal to the book value.

         As part of the placement of the Debentures, the Company has filed a registration statement with the Securities and Exchange Commission registering the Common Shares issuable upon conversion of the Debentures and related warrants. If such registration statement is not declared effective within 150 days from closing, a penalty of 2% of the face value of the Debentures per month will be payable to the holders of the Debentures.

9.       COMMITMENT

         Under the current employment agreement between the Company and its president, Dr. William P. Long, Dr. Long is entitled to receive payment of 200,000 Common Shares in the event: (i) voting control of over 35% of the issued stock is acquired by a person or a group of persons in a merger, takeover, or similar transaction, and Dr. Long's employment agreement is terminated within 180 days before or at any time after such change of control, or (ii) absent, a change of control, if Dr. Long's employment agreement is terminated for any reason, except by Dr. Long, by mutual consent, by the Company for cause or at the end of the term. In addition, included in accounts payable and accrued liabilities is $142,816 (1996 - $115,361) owing to Mr. Long.



                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-13
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
10.      NET LOSS PER SHARE

         The existence of stock options, warrants and convertible debentures affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, the fully diluted loss per share has not been presented.

11.      INCOME TAXES

         As at December 31, 1997, The Company has approximately $939,000 of non-capital losses carried forward for income tax purposes which are available to reduce future year's income for tax purposes which will begin to expire in 1998.

12.      COMPARATIVE FIGURES

         Certain of the 1996 comparative figures have been reclassified to conform with the financial statement presentation adopted for 1997.

13.      CONCENTRATION OF CREDIT RISK

         As at December 31, 1997, MRS had $216,181 invested in a diversified portfolio of United States dollar-denominated money market instruments in the United States. This portfolio is neither insured nor guaranteed by the United States Government. Subsequent to the year end, substantially all of the cash and short-term investments on hand were transferred to the money market.

14.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The Company prepares its accounts in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

         Development Stage Company
         As of December 31, 1997, the Company would be characterized as a "development stage enterprise" under U.S. GAAP due to Statement of Financial Accounting Standards No. 7 (SFAS 7). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities. The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:



                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-14
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
14.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)


                                                                   Accumulated
                                                              deficit during the
                                                               development stage
                                                               -----------------
                                                                       $

             Professional Fees                                        1,115,663

             Salaries and wages                                       1,620,432

             Shareholders= expenses                                     776,846

             Office and general                                         832,508

             Loss on sale of mining claims                              101,047

             Amortization                                               981,926

             Interest on long-term debt                                  62,870

             Write-off of mineral properties and related deferred
             exploration expenditures                                 1,292,354

             Write-off of organization costs                              8,563
                                                                          -----

                                                                      6,792,209

             Less:    Interest Income
                                                                       (111,572)

                      Gain on sale of marketable securities             (35,773)

                      Lease payments                                   (143,754)

                      Gain on forgiveness of debt                      (702,726)

                      Option payments                                   (70,906)
                                                                        -------

             Total accumulated loss                                   5,727,478

             Convertible debenture costs                                515,844

             Share issue costs                                           60,557
                                                                         ------

             Accumulated deficit, December 31, 1997                   6,303,879
                                                                      =========

         Foreign Currency Translation
         In Canada and the United States, a distinction is made between the measurement and accounting for an enterprise's own transactions in a foreign currency. The Company remeasures its books and records into the functional currency prior to translation into the reporting currency. The Company maintains its books and records in Canadian dollars and the U.S. subsidiaries maintain their books and records in United States dollars. The remeasurement of the Company's financial statements according to U.S. GAAP would not change the results of the consolidated financial statements prepared in accordance with Canadian GAAP.

         Statement of Changes in Financial Position
         The  U.S.  Financial  Accounting  Standards  Board  (FASB)  issued  its
         Statement of Financial Accounting Standards No. 95 (SFAS No. 95) effective for years ending after July 15, 1988. SFAS No. 95, which is entitled "Statement of Cash Flows", established standards for cash flow reporting with its primary purpose being to provide information about the cash receipts and cash payments of an entity during the period. Canadian Generally Accepted Accounting Principles (GAAP) dealing with the statement of changes in financial position is based on a broad concept, embracing all changes in financial position. The following are the Statements of Cash Flow prepared in accordance with U.S. GAAP based upon the financial statements in accordance with Canadian GAAP for each of the three years ended December 31, 1997:



                                                                   Continued....

ALTAIR INTERNATIONAL INC.                                              Page F-15
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
14       DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

      (Expressed in United States Dollars)                                       1997              1996              1995
                                                                                   $                 $                $
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the year                                                    (1,831,471)         (624,500)        (437,103)

      Adjustments to reconcile net loss for the year to net cash (used):

      Amortization                                                                590,831           385,633            3,151

      Write-off of mineral properties and related exploration expenditures              -                 -            8,212

      Gain on forgiveness of debt                                                       -          (702,726)               -

      Changes in assets and liabilities:

               Prepaid expenses                                                   (30,023)                -                -

               Advances and accounts receivable                                    12,386            81,367          (51,191)

               Accounts payable and accrued liabilities                            71,444            64,816          (73,099)
                                                                                ---------         ---------        ---------

      NET CASH (USED IN) OPERATING ACTIVITIES                                  (1,186,833)         (795,410)        (550,030)
                                                                                ---------         ---------        ---------

      CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of mineral properties and related                                 (480,248)         (275,790)          (8,212)
               deferred exploration expenditures

      Purchase of capital assets                                                 (237,283)          (87,114)         (22,787)

      Purchase of Centrifugal Jig                                                 (46,701)         (351,503)          (4,352)

      Option agreement costs                                                            -                -          (212,832)
                                                                                ---------         ---------        ---------

      NET CASH (USED IN) INVESTING ACTIVITIES                                    (764,232)         (714,407)        (248,183)
                                                                                ---------         ---------        ---------


      CASH FLOWS FROM FINANCING ACTIVITIES

      Issuance of common shares for cash                                                -           222,530                -

      Proceeds from exercise of stock options                                   1,530,406           526,850           53,553

      Proceeds from exercise of warrants                                          991,042         2,411,219          171,458

      (Decrease) in notes payable                                                (162,930)         (152,634)               -

      Issuance of common shares pursuant to a                                                     1,414,778          875,529
               private placement                                                        -

      Common shares to be issued                                                        -            47,746                -

      Issuance of convertible debentures                                        5,000,000                 -                -

      Convertible debenture issuance costs                                       (515,844)                -                -
                                                                                ---------         ---------        ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                 6,842,674         4,470,489        1,100,540
                                                                                ---------         ---------        ---------

      NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                           4,891,609         2,960,672          302,327

      CASH AND SHORT-TERM INVESTMENTS, beginning of year                        3,270,161           309,489            7,162
                                                                                ---------           -------            -----

      CASH AND SHORT-TERM INVESTMENTS, end of year                              8,161,770         3,270,161          309,489
                                                                                =========         =========          =======

                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-16
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
14       DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

         Non-Cash Investing and Financing Activities

         SFAS No. 95 requires the Company to disclose information about all investing and financing activities that affect recognized assets or liabilities but do not result in cash receipts or cash payments. The following is a summary of the 1996 and 1997 non-cash investing and financing activities:

         a) For the year ended December 31, 1997. There were no non-cash investing or financing activities.

         b) For the year ended December 31, 1996. The company acquired 100% of the issued and outstanding common stock of TMI for total consideration of 1,919,957 common shares at $1.31 each ($2,515.144), the assumption of $1,210,981 of net liabilities, and the issuance of the 580,000 Series E share purchase warrants.

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

         The cash and short-term investments on hand as at December 31, 1997 represent cash, short-term investments with original maturity dates of less than 30 days and a diversified portfolio of United States dollar-denominated money market instruments which are considered cash equivalents under U.S. GAAP.

         Income Taxes
         Under Canadian GAAP, the future tax benefit related to the non-capital loss carry forwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which required the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

         The Company has significant non-capital loss carryforwards (Note 11). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As at December 31, 1997, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.


                                                                    Continued...

ALTAIR INTERNATIONAL INC.                                              Page F-17
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 1997
(Expressed in United States dollars - Note 1)
--------------------------------------------------------------------------------
14.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES  (Continued)

         Stock Options
         All 962,500 (1996 - 745,000) of the common share stock options outstanding at December 31, 1997, are currently exercisable. As at December 31, 1997, 443,000 (1996 - 723,630) common shares were available for granting of options. The following summary sets out the activity during the year.


                                                                                1997                1996
                                                                                ----                ----
                                                                                  $                   $

                 Outstanding at beginning of year                               745,000            677,000

                 Granted during the year                                        580,000            770,000

                 Exercised at an average price of $4.22 (1996 - $0.75)         (362,500)          (702,000)
                                                                                -------            -------

                 Outstanding at end of year                                     962,500            745,000
                                                                                =======            =======

         Under Canadian GAAP, there is no requirement to record compensation on the issuance of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued at the date of granting of the options calculated as the difference between the market price and exercise price at the date of grant.

         For the fiscal years ended December 31, 1997 and 1996 the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be $Nil.

         Reconciliation to accounting principles generally accepted in the United States.

         The following presents amounts that would have been reported had the Company's consolidated financial statements been prepared on the basis of United States accounting principles.

         Consolidated Balance Sheets


                                                                               1997            1996
                                                                               ----            ----
                                                                                  $               $

                Deferred convertible debenture issuance costs (i)           515,844               -

                Deficit (i)                                               3,956,564               -

                Total shareholders' equity (i)                           11,294,699               -

                Total assets (i)                                         13,641,648               -

              i) Convertible debenture issuance costs in the amount of $515,844 have been added to the deficit under Canadian GAAP. According to U.S. GAAP the amount is classified as deferred financing costs.

              ii) Under  U.S.  GAAP,  interest  expense  would be  imputed  with respect to a non-interest bearing note payable as in Note 6. The effect on net income of not recording imputed interest is negligible.

         Other
         There are no other material differences between Canadian GAAP and U.S. GAAP.