Form 10-Q
period 1998-03-31
ALTAIR INTERNATIONAL INC
filed 1998-05-15
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________


                            ALTAIR INTERNATIONAL INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Province of
        Ontario,
        Canada                       1-12497                        None
---------------------------   -------------------------    ---------------------
(State or other jurisdiction   (Commission File No.)             (IRS Employer
    of incorporation)                                        Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
 -------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245











         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [_]



         As of March 31, 1998, the registrant had 14,787,180 shares of Common Stock outstanding.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                                                                             March 31,             December 31,
                                                                                               1998                   1997
                                                                                           (unaudited)              (audited)
                                                                                        ------------------     ----------------

                                                                   ASSETS

Current
 Cash and short-term investments                                                        $        7,718,442     $      8,161,770
 Advances and accounts receivable                                                                   22,390               31,193
                                                                                        ------------------     ----------------

                                                                                                 7,740,832            8,192,963

Capital
 Office equipment, vehicles, testing and mining
 equipment.  (Cost, net of amortization)                                                           366,343              397,723

Centrifugal jig patents and related expenditures
 (Cost, net of amortization)                                                                     3,824,465            3,918,378

Mineral properties and related deferred
 exploration expenditures                                                                          732,998              606,551

Goodwill, net                                                                                       10,189               10,189
                                                                                        ------------------     ----------------

Total Assets                                                                            $       12,674,827     $     13,125,804
                                                                                        ==================     ================

                                                                 LIABILITIES

Current
 Accounts payable and accrued liabilities                                               $          259,232     $        227,439
 Current portion of notes payable                                                                   52,903              253,890
 Current portion of convertible debentures-liability
  element                                                                                          231,481              231,481
                                                                                        ------------------     ----------------
                                                                                                   543,616              712,810

Notes payable                                                                                           --                5,901

Convertible debentures--liability element                                                          613,110              596,550
                                                                                        ------------------     ----------------

Total Liabilities                                                                                1,156,726            1,315,261
                                                                                        ------------------     ----------------

                                                            SHAREHOLDERS' EQUITY

Capital stock issued
 14,787,180 common shares at March 31, 1998;
 15,492,745 shares at December 31, 1997                                                        14,056,117           13,942,453
                                                                                        ------------------     ----------------

Convertible Debentures--equity element                                                             613,110              596,550
                                                                                        ------------------     ----------------

Deficit
 Balance, beginning of period                                                                   (6,303,879)          (3,956,564)

 Accretion of equity element of convertible
     debentures                                                                                    (73,503)                  --

 Convertible debenture issuance costs                                                              (22,702)            (515,844)

 Net loss for period                                                                              (383,404)          (1,831,471)
                                                                                        ------------------     ----------------

 Balance, end of period                                                                         (6,783,488)          (6,303,879)
                                                                                        ------------------     ----------------

Total Shareholders' Equity                                                                      11,518,101           11,810,543
                                                                                        ------------------     ----------------

Total Shareholders' Equity and Liabilities                                              $       12,674,827     $     13,125,804
                                                                                        ==================     ================



                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expresses in United States Dollars)
                                   (Unaudited)




                                                                                             Three Months Ended
                                                                                                    March 31,
                                                                                     -------------------------------------
                                                                                             1998              1997
                                                                                             ----              ----



CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                                              $   (383,404)         $  (413,147)
             Adjustments to reconcile net loss for the period to
             net cash (used):
             Amortization                                                                152,725               154,873
                                                                                     ------------          ------------
                                                                                         (230,679)            (258,274)
             Changes in assets and liabilities:
                   Prepaid expenses, Advances, and accounts receivable                      8,803               (8,261)
                   Accounts payable and accrued liabilities                                31,790                8,310
                                                                                     ------------          ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                  (190,086)            (258,225)
                                                                                     ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of mineral properties and related
                   deferred exploration expenditures                                     (126,447)             (44,011)
             Purchase of capital assets                                                        --              (84,948)
             Purchase of Centrifugal Jig patents and related expenditures                 (27,429)              (4,723)
                                                                                     ------------          -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                  (153,876)            (133,682)
                                                                                     ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
             Issuance of common shares for cash                                           113,664              989,534
             (Decrease) in notes payable                                                 (206,888)            (159,836)
             Increase in convertible debentures                                            16,560                    -
             Convertible debenture issuance costs                                         (22,702)                   -
                                                                                     ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 (99,366)             829,698
                                                                                     ------------          ------------
NET INCREASE (DECREASES) IN CASH AND SHORT-TERM INVESTMENTS                             ( 443,328)             437,791
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                    8,161,770            3,270,161
                                                                                     ------------          ------------
CASH AND SHORT-TERM INVESTMENTS, end of period                                       $  7,718,442          $ 3,707,952
                                                                                     ============          ============




                                             ALTAIR INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                       (Expressed in United States Dollars)
                                                    (Unaudited)



                                                                Three Months Ended
                                                                    March 31,
                                                ----------------------------------------------

                                                       1998                       1997
                                                -------------------       --------------------


                                                -------------------       --------------------

Expenses:
  Professional fees                               $   39,615                $    83,152
  Wages and administration                            27,770                     45,898
  Testing, research and development                   67,050                     27,394
  General and office                                  15,867                     18,066
  Shareholders' meetings and reports                  23,889                     18,151
  Public relations                                    22,896                     23,983
  Occupancy costs                                     16,551                      7,522
  Travel                                              12,087                     14,945
  Transfer agent's fees                                1,521                      2,799
  Insurance                                           15,694                      2,522
  Accounting and corporate services                    2,115                      1,788
  Government fees and taxes                            2,906                      1,186
  Stock exchange fees                                 78,974                        882
  Bank charges                                           712                       283
  Loss (gain) on foreign exchange                      6,471                     36,965
  Loss on disposal of fixed assets                     4,417                         --
  Amortization                                       152,725                    154,873
                                                -------------------       --------------------

                                                     491,260                    440,409

  Interest on notes payable                           11,816                      4,330
  Interest and miscellaneous income               $ (119,672)                   (31,592)
                                                -------------------       --------------------

Net (income) loss for period                      $  383,404                $    413,147
                                                ===================       ====================

Net (income) loss per share                       $     0.02                $      0.03
                                                ===================       ====================

                           ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Altair International, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

         The Company is a Canadian corporation and, in the past, has prepared its interim and year-end financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). Because the Company's operations are now centered in the United States, the Company determined effective January 1, 1997 that its functional currency is the U.S. Dollar and determined effective January 1, 1998 to prepare its interim financial statements in accordance with accounting principals generally accepted in the United States ("U.S. GAAP"). Accordingly, the foregoing unaudited interim financial statements are denominated in U.S. Dollars and presented in accordance with U.S. GAAP.

         The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Development Stage Company

         As of March 31, 1998, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 (SFAS 7). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                                                        Accumulated
                                                                                 deficit during the
                                                                                 development stage
                                                                                 ------------------


Professional Fees                                                                $        1,555,278
Salaries and wages                                                                        1,648,202
Shareholders' expenses                                                                      881,230
Office and general                                                                          999,274
Loss on sale of mining claims                                                               101,047
Amortization                                                                              1,134,651
Interest on long-term debt                                                                   74,686
Write-off of mineral properties and related deferred exploration expenditures             1,292,354
Write-off of organization costs                                                               8,563
                                                                                 ------------------
                                                                                          7,295,285
  Less:  Interest Income
                                                                                          (231,244)
         Gain on sale of marketable securities                                             (35,773)
         Lease payments                                                                   (143,754)
         Gain on forgiveness of debt                                                      (702,726)
         Option payments                                                                   (70,906)
                                                                                 ------------------
Total accumulated loss                                                                    6,110,882
Convertible debenture costs                                                                 612,049
Share issue costs                                                                            60,557
                                                                                 ------------------
Accumulated deficit, March 31, 1998                                              $        6,783,488
                                                                                 ==================


Note 3. Equity Transactions.

         During 1996, the Company acquired the rights to Campbell Centrifugal Jig, altered and improved to become the Altair Centrifugal Jig (the "CJ"), through a merger (the "TMI Merger") involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company, and Trans Mar, Inc. ("TMI"), a Washington corporation. In the TMI Merger, all shares of the capital stock of TMI were converted into and exchanged for 1,919,957 shares of the Company's common stock ("Common Shares"), which were issued and deposited into escrow pursuant to the terms of two escrow agreements. Of the 1,919,957 Common Shares initially deposited into escrow, 266,170 Common Shares remian subject to a Perormance Escrow Agreement dated February 29, 1996 (the "Escrow Agreement"), which provides for release based on the cash flow of the Company, and 749,957 Common Shares have been released pursuant to the terms of the governing agreements. The remaining 903,830 Common Shares initially deposited into escrow were subject to the terms of the Performance Escrow Agreement. However, on March 19, 1998, the Alberta Stock Exchange approved (and thereby made effective) a settlement agreement (the "Settlement") with respect to such 903,830 shares. Pursuant to the Settlement, 180,765 of the affected 903,830 shares were released to the beneficial owners effective March 19, 1998 (subject to certain resale restriction) and the remaining 723,065 shares subject to the Settlement were canceled.

         During the first quarter of 1998, options to purchase 120,000 Common Shares were issued to employees of the Company at prices equal to the market price on the Alberta Stock Exchange on the day prior to the date of issuance. During the same period, options to purchase 17,500 Common Shares were exercised, from which the Company recieved $113,664. As of March 31, 1998, 1,065,000 options to purchase Common Shares were outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion summarizes the results of operations of the Company and changes in its financial condition for the three-month periods ended March 31, 1998 and March 31, 1997 (each such period hereinafter referred to as the "first quarter"). This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

Results of Operations

         The Company has earned no operating revenues to date. Net losses totaled $383,404 ($.02 per share) during the first quarter of 1998 and $413,147 ($.03 per share) during the first quarter of 1997. Principal factors contributing to the losses during these periods were the absence of revenue together with the continuing incurrence of operating expenses.

         Operating expenses for the first quarter of 1998 increased by $50,851 over the first quarter of 1997 to $491,260. Included in this amount is an increase in stock exchange fees of $78,092 representing costs incurred to list the Company's stock on the NASDAQ National Market System beginning in January 1998. Testing, research and development expenses increased from $27,394 for the first quarter of 1997 to $67,050 for the first quarter of 1998, principally due to the shift of labor expense from administration expense to testing, research and development of a high-capacity jig. This shift in the attribution of labor costs had the corresponding effect of reducing the amount of labor included in administration expenses. Other increases in expense were incurred for insurance as a result of increased coverages and for occupancy costs due to additional office space that was leased in Reno, Nevada beginning in January 1998. These increases in expense were partially offset by a decrease in professional fees of $43,537. Both legal expenses and consulting fees were lower during the first quarter of 1998 than the first quarter of 1997 because 1997 fees included the costs associated with initially registering the Common Shares under the Securities Act of 1934, as amended. In addition, the Company's foreign exchange losses in the first quarter of 1998 were $30,494 less than the first quarter of 1997.

         Interest and miscellaneous income for the first quarter of 1998 increased by $88,080, from $31,592 for the first quarter of 1997 to $119,64 for the first quarter of 1998, primarily due to interest income earned on temporary investments.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares, convertible debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $19,056,117 as of March 31, 1998. The Company received cash proceeds of $113,664 from the exercise of options to acquire Common Shares during the first quarter of 1998.

         The Company has earned no revenues to date and has incurred recurring losses. At December 31, 1997 the Company's accumulated deficit was $6,303,879. The deficit increased by $479,609 to $6,783,488 during the first quarter of 1998 due to operating losses and costs associated with the issuance of the convertible subordinated debentures.

         The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1998 fiscal year; however, there can be no assurance that the Company will be able to continue to raise capital to fund the Company's long-term capital requirements. At March 31, 1998, the Company had $7,718,442 in cash and short-term investments available to meet its near-term development and operating needs. In addition, the Company has the option to compel the purchasers of the convertible debentures issued December 29, 1997 to purchase an additional $5,000,000 in convertible debentures.

         The Company continues to use its working capital to invest in the testing and development of the CJ and to invest in the exploration of mineral properties to assess their viability for development and processing with the CJ. During the first three months of 1998, the Company invested $119,047 in its Camden, Tennessee mineral property (the "Tennessee Property") and made investments for exploration of additional mineral properties and production of its equipment with patents.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the failure of the CJ to prove economically attractive to end users, the development of a substitute for the CJ by a competitor, the need for an unforeseen amount of capital to complete testing and development of the Tennessee Property and the CJ, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

Item 5.  Other Information.

         In Canada, the Common Shares were traded under the symbol "AIL" on the Alberta Stock Exchange (the "ASE") up through April 23, 1998. The Company voluntarily delisted from the ASE on that date due to increased focus on operations in the United States and diminished trading volume on the ASE.

Item 6.  Exhibits and Reports on Form 8-K.


         (a)  See Exhibit Index attached hereto.

         (b) The Company filed a Current Report on Form 8-K on January 13, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A, filed on January 21, 1998, in which the Company reported the private placement of $5,000,000 worth of 5% convertible subordinated debentures.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Altair International Inc.


      May 15, 1998                    By:        /s/ William Long
      ------------                       -------------------------------------
            Date                               William Long, President


      May 15, 1998                    By:       /s/ Patrick Costin
      ------------                       -------------------------------------
            Date                               Patrick Costin, Vice-President
                                               and Principal Financial Officer

                            ALTAIR INTERNATIONAL INC.

                                  EXHIBIT INDEX

  Regulation S-K
    Exhibit No.                 Description
---------------------        ---------------------------------------------------

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