Form 10-K/A
period 1997-12-31
ALTAIR INTERNATIONAL INC
filed 1998-05-18
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                       1-12497                  None
----------------------------   ---------------------     -------------------
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

|_|      Securities registered pursuant to Section 12(b) of the Act:  None

|X|         Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value          Nasdaq Stock Market, Alberta Stock Exchange
---------------------------          -------------------------------------------
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

         As of February 27, 1998, the Registrant had 15,510,245 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Altair International Inc. (the "Company") is filing this amendment on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 1997 for the purpose of supplementing the discussion of the business and properties of the Company required by Item 1 and Item 2 of Part I of Form 10-K in order to clarify that the Company is a development stage company for financial and accounting purposes only and provide a small scale map showing the location and accessibility of mineral property located near Camden, Tennessee.

Item 1.           Business
                  --------

General

         A glossary of technical terms used in the following description of the Company's business is set forth at the conclusion of this Item 1.

         The Company was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and developing mineral properties. Since 1994, the Company has increasingly shifted its emphasis from the acquisition and development of mineral properties to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including titanium, zircon, gold and environmental contaminants. From a financial and accounting standpoint, the Company is a development stage firm and has been since its inception. To date, the Company has derived no revenues from product sales or otherwise and has experienced an operating loss in every year of operation. In the fiscal year ended December 31, 1997, the Company experienced operating losses of $1,831,471.

         Throughout this Form 10-K, the Company is sometimes referred to or defined as a "development stage" company or firm. Such references are for financial and accounting purposes only and are intended to signify that the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have commenced, but there has been no significant revenue therefrom. References to the Company as a development stage company are not intended to imply that exploration activities with respect to the Company's Camden, Tennessee mineral deposit or any other mineral deposits have disclosed a commercially viable reserve. For purposes of Regulation S-K,
Item 802, Guide 7 promulgated under the Exchange Act of 1934, the Company is an exploration stage company.

         During 1996, the Company acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "CJ"), through a merger involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company ("Fine Gold"), and Trans Mar, Inc., a Washington corporation ("TMI"). The CJ is a patented device capable of segregating and recovering extremely fine mineral particles or contaminants, many of which are not economically recoverable utilizing conventional techniques or processes. See "--Technology and Proprietary Rights." The Company views the acquisition of and development of the CJ as strategically significant. Management believes the CJ can be successfully developed in order to recover extremely fine, heavy particulate matter. The CJ has added to the Company's historical minerals acquisition and exploration operations an opportunity to become a developer of unique minerals processing technology. Further, efforts to develop and test CJ technology have led Altair to identify and lease rights to a mineralized deposit located in Camden, Tennessee (the "Tennessee Minerals
Property"). Management believes that the Tennessee Minerals Property, which would not have been economically developed without the CJ technology, might feasibly be developed and mined using the CJ. See "--Tennessee Minerals Property."

         The CJ segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughout. Management believes the CJ will be able to economically recover smaller particles than can presently be economically recovered by competing gravity technologies. While not yet confirmed through actual operations, the cost to manufacture and operate the CJ is expected to be similar to the cost to manufacture and operate competing gravity separators, which can efficiently process only particles larger than 150 mesh. In contrast, the Company's tests suggest that the CJ will be able to maintain relative efficiency when processing feeds as small as 400 mesh. See "--Competition." In tests conducted to date using the CJ to process relatively small particles, the CJ has yielded product quality (grade and contaminates) equivalent to that yielded by alternative technologies processing larger particles.
See  "--Target Markets" and "--Competition."

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

         Coal Washing. During 1997, the Company tested the Series 12 CJ to evaluate its ability to remove fine pyrite particles and ash from coal fines, in an attempt to create a saleable product from material currently discharged as mine waste. The tests were carried out at Southern Illinois University in conjunction with a major coal producer. Tests were conducted on a crushed coal middlings material with difficult cleaning characteristics. The following conclusions, have been provided to the Company by the Southern Illinois University Department of Mining Engineering:

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

Tennessee Minerals Property

         The Tennessee Minerals Property consists of approximately 4,300 acres of land that the Company has leased (or has binding commitments to lease) in or near Camden, Tennessee, containing fine, heavy minerals. [GRAPHIC DEPICTING LOCATION OF TENNESSEE MINERALS PROPERTY OMITTED] During 1997, the Company's exploration activities on the Tennessee Minerals Property have included geologic mapping, sample collection, drilling of 72 auger holes and preparation of geologic and deposit models. The deposit model also incorporates 40 drill holes completed by an earlier exploration company. Deposit model estimates are consistent with deposit estimates previously determined by other resource companies. The mineralized deposit on the Tennessee Minerals Property has not yet been proven to be a reserve (as defined in Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act), and the Company's limited operations and proposed plan with respect to it are exploratory in nature.

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

         In order to assess the amenability of the Tennessee Minerals Property ore to processing with the CJ, two bulk samples were collected by the Company from the Tennessee Minerals Property. Test work completed by the Company on the first sample during the spring of 1997 suggested the sands can be processed with the CJ. Tests performed by the Company which emphasized recovery have yielded up to 94% heavy mineral recovery with a six-to-one concentration ratio. (Stated differently, after a single pass through the CJ, 94% of the ore's value was concentrated in about one-sixth of its original volume, and five sixths of the sand rendered a non-valuable discard.) As is typical of gravity separation processing, several passes through the CJ will be necessary to produce a 90% total heavy mineral concentrate. Further, in the event the Tennessee Minerals Property is proven to contain significant heavy mineral reserves the CJ would likely be used in conjunction with traditional gravity separators, primarily spirals, to most efficiently process the sand ore in the "wet mill". A second bulk sample was collected during late 1997. Approximately 5,000 pounds of representative mineralized material was collected from an exposed sand horizon. This sample is being processed by an independent Florida heavy sands producer and the Company utilizing both "wet mill" and "dry mill" processes to produce representative samples of saleable products. See "--Plan of Operation."

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

Competition

         Alternative Technologies. Various mineral processing technologies perform many functions similar or identical to those for which the CJ is designed. See "Factors That May Affect Future Results--Competing Products and Alternative Technologies." Minerals processing technologies are generally predicated on the physical and chemical characteristics of the materials being processed. Contrasts in size, specific gravity, hardness, magnetic susceptibility, and electrical conductivity are physical characteristics that the processor exploits to selectively extract and concentrate mineral constituents. Variations in chemical reactivity and molecular affinity are also used to selectively segregate feed components.

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

         Competing Products. The Company believes that the CJ currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh. See "Factors That May Affect Future Results--Competing Products and Alternative Technologies." Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the CJ. The Kelsey jig is more complicated in design than the CJ, which the Company believes makes it more expensive to manufacture, operate and maintain in a production environment. As of mid-1995, according to the Kelsey jig's manufacturer, Geologics Pty. Ltd., 36 Kelsey jigs were in service at 28 sites worldwide, including two machines at one site in the United States. In addition, there exists another device that separates dense particles from feeds sized between 50 and 400 mesh, the Knelsen Bowl. The Knelsen unit is a batch concentrator, which management believes is best suited to small volumes. Knelsen units have been installed in various mining applications, primarily gold, throughout the world.

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

         In addition, the Company plans to continue pre-feasibility testing of the heavy mineral sand deposits on the Tennessee Minerals Property. Assuming final pre-feasibility results are consistent with those the Company has received to date, the Company intends to hire a consulting firm to commence a complete feasibility study with respect to the Tennessee Minerals Property. Completion of such a feasibility study is expected to take 12-18 months. Furthermore, the Company intends to explore acquisition of additional undervalued proven mineralized deposits for which the Company's patented technology may provide an economic means of recovery.

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

         (6) The Company has commenced a project pre-feasibility study on the Tennessee Minerals Property. The purpose of the study is to determine mine and processing characteristics, provide initial estimates of mine capital and operating costs and define project economics. The study will also independently review the Company's mineralized deposit estimates. The Company has engaged an independent consulting group with expertise in all aspects of the heavy mineral sand industry. The study is designed to establish mineral product characteristics, determine mine and mineral processing steps, provide initial estimates of mine capital and operating cost and initially define project economics. The Company presently anticipates that the study will be completed during the first half of 1998.


                  If the results of the pre-feasibility study suggest that the Tennessee Minerals Property is amenable to large-scale, low-cost mining, the Company will undertake a thorough feasibility study beginning late in 1998. Such a feasibility study would involve the actual design of facilities and equipment, the solicitation of quotes from manufacturers and contractors, and other steps designed to obtain a more accurate picture of project economics. The process would also involve additional testing of the quantity, quality, and precise location of the mineralized deposit. The Company expects that completion of the feasibility study will take between 12-18 months. If the feasibility study suggests that cost-effective mining of the Tennessee Minerals Property is feasible, mining could begin on the Tennessee Minerals Property within 24-36 months after completion of the study, subject to, among other things, the price of and demand for extractable heavy metals and the Company's ability to obtain necessary financing, permits, and government approvals.

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

         During 1997, the Company incurred $480,248 in deferred exploration expenditures on the Tennessee Minerals Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies and other related exploration activities.

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

         Fine Gold was acquired by the Company in April 1994. Fine Gold is, for accounting purposes, a development stage company with no operating revenues earned to date. The Company's acquisition of TMI in February 1996 was effected by merging TMI with and into Fine Gold (the "TMI Merger"). Fine Gold also now includes the operations of a wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc., which was merged with and into Fine Gold in June 1996. As discussed below, another wholly-owned subsidiary of the Company, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. The Company intends that Fine Gold will hold and maintain CJ technology rights, including patents, and will enter into a royalty arrangements to allow MRS to develop and commercially utilize the CJ.

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

         Of the 1,919,957 shares of Common Stock initially deposited into escrow, in connection with the TMI Merger, 749,957 shares have been released pursuant to the terms of the governing agreements. Of the remaining 1,170,000 shares of Common Stock initially deposited into escrow, 266,170 shares are subject to a Performance Escrow Agreement dated February 29, 1996 ("Performance Escrow Agreement"), which provides for release of one share of Common Stock for each $1.80 in cash flow received by Altair, provided that no more than one-third

--------------------
1          The Company was incorporated in April 1973 under the name Diversified
Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November 1996.

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

         MRS was incorporated by the Company in April, 19872. MRS previously has been involved in the exploration for minerals and development of unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. The Company currently intends that MRS will arrange for the manufacture of the CJ for commercial sales, rental or royalty arrangements with end users. In addition the Company intends that MRS will lease or acquire and develop mineral properties, particularly properties that contain mineral resources that may be processed with the CJ.

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

Government Regulation and Environmental Concerns

         Government Regulation. The Company's present exploration of the Tennessee Minerals Property, and testing of the CJ, and any prospective testing, construction or mining activities the Company may conduct are subject to numerous federal, state, and local laws and regulations concerning mine and machine safety and environmental protection, including without limitation the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation Liability Act. Some of the laws and regulations that would pertain to mining, construction or testing activities require, among other things, maintenance of air and water quality standards, the protection of threatened endangered and other species of wildlife and vegetation, the preservation of certain cultural resources, and the reclamation of exploration, mining and processing sites. In addition, the Company will be required to obtain certain permits, approvals and/or licenses from federal, state and local entities before developing and mining the Tennessee Minerals Property or any other mining property. These laws and

----------------------
2           MRS was formerly known as Carlin Gold Company.  The  name change was effective in June 1996.

requirements are continually changing and, as a general matter, are becomingmore restrictive. Although compliance with federal, state or local ordinances, regulations, and permitting requirements represents a small part of the Company's present budget, continued compliance or procurement of required approvals may necessitate significant capital expenditures. In the event the Company fails to comply, or is delayed in coming into compliance with any such ordinances or regulations, the Company may be subject to substantial fees or may be required to expend significant capital to ensure compliance.

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

         Other than the employment agreements of Dr. Long and Mr. Costin described below, and our employment agreement with Mr. Dickinson, there are no employment agreements between the Company or its subsidiaries and their respective executive officers. See "Item 11. Executive Compensation -- Employment Agreements." The future success of the Company will depend, in part, on its ability to attract and retain highly qualified technical, marketing and management personnel. There is no assurance the Company will be successful in retaining or attracting highly qualified individuals in key positions. See "Factors That May Affect Future Results-- Dependence on Key Personnel."

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

         Mineralized Deposit or Mineral Deposit means a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors conclude legal and economic feasibility.

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

         Absence of Operating Revenues; Operating Losses. The Company is, for accounting purposes, a development stage company and has been since its inception. To date, the Company has not generated revenues from operations or realized a profit. The Company's losses from operations in 1996 were $1,327,226 and the Company's losses from operations in 1997 were $1,831,471. Based upon management's current estimates for revenues and operation expenses during the fiscal year ending December 31, 1998, management currently anticipates that the Company will experience a net loss from operations in 1998 and may continue to experience losses into the future. The Company is presently investing substantial resources in the testing and development of the CJ and the testing of the Tennessee Minerals Property. There can be no assurance that the CJ, the Tennessee Minerals Property or any other project being undertaken or proposed by the Company will enable the Company to generate revenues or that the Company will ever realize a profit from operations.

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

         Property Development Risk. The Tennessee Minerals Property is currently in the exploratory stage. The Company is engaged in pre-feasibility testing to determine the size and quality of mineralized deposits on the Tennessee Minerals Property. If the results of such tests suggest that the deposits are amenable to large scale, low-cost mining, the Company will undertake a feasibility study of the Tennessee Minerals Property. Such a feasibility study would involve the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee Minerals Property. The Company expects that completion of a feasibility study will take 12-18 months and that, if the feasibility study suggests that cost-effective mining of the Tennessee Minerals Property is feasible, a mine would not be operational for 24-36 months after completion of the study. There can be no assurance that the pre-feasibility testing or the feasibility study will indicate that the Tennessee Minerals Property contains minable quantities of heavy minerals or that such deposits are amenable to large-scale, low-cost mining, as contemplated by the Company. Even if the testing and studies suggest that mining is economically feasible on the Tennessee Minerals Property, there can be no assurance that the Company will be able to obtain the capital, resources, and permits necessary to mine the Tennessee Minerals Property. Nor can there be any assurance that market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee Minerals Property, will not have an adverse effect on the development of mining operations on such property.

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

         Risk of Development, Construction and Mining Operations. In connection with the development of a mineralized deposits, the ability to meet cost estimates and construction and production time estimates cannot be assured. Technical considerations, delays in obtaining governmental approvals and permits, inability to obtain financing or other factors could cause delays in developing mineralized deposits.

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

         Possible Issuance of Substantial Amounts of Additional Shares Without Stockholder Approval. The Company's Articles of Incorporation authorize the issuance of an unlimited number of shares of Common Stock. All such shares may be issued without any action or approval by the Company's stockholders. In addition, the Company has a stock option plan which has potential for dilution of the ownership interests of the Company's stockholders. Any shares of Common Stock issued would further dilute the percentage ownership of the Company held by existing stockholders.

         Possible Volatility of Stock Price. The Common Stock is listed on the Alberta Stock Exchange (subject to voluntary delisting on April 24, 1998) and has been listed on the Nasdaq National Market System since January 26, 1998. Between March 24, 1997 and January 23, 1998, the Common Stock was listed on the Nasdaq SmallCap Market. Trading in the Common Stock has been characterized by a high degree of volatility. See "Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters--Market Price." Trading in the Common Stock to date has been dominated by a small number of firms which make a market in such securities. To the extent that the market for the Common Stock continues to be dominated by a small number of market makers, the market may continue to experience a high degree of volatility. Such market dominance and volatility may adversely affect the price and liquidity of the Common Stock in the future. In addition, the trading price of the Common Stock could fluctuate widely in response to variations in quarterly financial results, announcements by the Company or its competitors, industry trends, general economic conditions or other events or factors. Among other factors, it is possible that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of financial or research and development results that differ from analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

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

         The Tennessee Minerals Property consists of approximately 4,300 acres of real property located near Camden, Tennessee, which MRS leases (or has binding commitments to lease) from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See Note 5 to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely provided the Company is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The mineralized deposit on the Tennessee Minerals Property has not yet proven to be a reserve, and the Company's operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Minerals Property." The Tennessee Minerals Property is accessed by public roads and, to the Company's knowledge, has not been used in prior mining operations.

                  During 1997 and 1996, the Company incurred $480,249 and $126,302 respectively in deferred exploration expenditures on the Tennessee
Minerals Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies, and other related exploration activities.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1998.

                                              ALTAIR INTERNATIONAL INC.



                                          By: /s/ William P. Long
                                              ----------------------------------
                                              William P. Long,
                                              President, Chief Executive Officer