Form 10-Q/A
period 1998-03-31
ALTAIR INTERNATIONAL INC
filed 1998-06-05
CIK 1016546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                         1-12497                     None
----------------------------      --------------------       -------------------
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

                         PART I - FINANCIAL INFORMATION

         Altair International Inc. (the "Registrant") is filing this Amendment No. 1 on Form 10- Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended March 31, 1998 for the purpose of correcting an error in the Registrant's Consolidated Balance Sheets on the line entitled "Convertible debentures--equity element." Included in this Amendment are the Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998, a Consolidated Statement of Cash Flows for the three-month periods ended March 31, 1997 and 1998, a Consolidated Statement of Operations and Deficit for the three-month periods ended March 31, 1997 and 1998, and Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                          March 31,      December 31,
                                                            1998            1997
                                                         (unaudited)      (audited)
                                                        ------------    ------------

                                     ASSETS
Current
  Cash and short-term investments                       $  7,718,442    $  8,161,770
  Other current assets                                        22,390          31,193
                                                        ------------    ------------

                                                           7,740,832       8,192,963

Capital
  Office equipment, vehicles, testing and mining
   equipment.  (Cost, net of amortization)                   366,343         397,723

Centrifugal jig patents and related expenditures
  (Cost, net of amortization)                              3,824,465       3,918,378

Mineral properties and related deferred
  exploration expenditures                                   732,998         606,551

Goodwill, net                                                 10,189          10,189
                                                        ------------    ------------

Total Assets                                            $ 12,674,827    $ 13,125,804
                                                        ============    ============

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities              $    259,232    $    227,439
  Current portion of notes payable                            52,903         253,890
  Current portion of convertible debentures-liability
    element                                                  231,481         231,481
                                                        ------------    ------------
                                                             543,616         712,810

Notes payable                                                   --             5,901

Convertible debentures--liability element                    613,110         596,550
                                                        ------------    ------------

Total Liabilities                                          1,156,726       1,315,261
                                                        ------------    ------------

                              SHAREHOLDERS' EQUITY

Capital stock issued
  14,787,180 common shares at March 31, 1998;
    15,492,745 shares at December 31, 1997                14,056,117      13,942,453
                                                        ------------    ------------

Convertible debentures--equity element                     4,245,472       4,171,969
                                                        ------------    ------------

Deficit
  Balance, beginning of period                            (6,303,879)     (3,956,564)

  Accretion of equity element of convertible
     debentures                                              (73,503)           --

  Convertible debenture issuance costs                       (22,702)       (515,844)

  Net loss for period                                       (383,404)     (1,831,471)
                                                        ------------    ------------

  Balance, end of period                                  (6,783,488)     (6,303,879)
                                                        ------------    ------------

Total Shareholders' Equity                                11,518,101      11,810,543
                                                        ------------    ------------

Total Shareholders' Equity and Liabilities              $ 12,674,827    $ 13,125,804
                                                        ============    ============

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           1998            1997
                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                                $  (383,404)   $  (413,147)

     Adjustments to reconcile net loss for the period to
     net cash (used):
         Amortization                                                      152,725        154,873
                                                                       -----------    -----------
                                                                          (230,679)      (258,274)
     Changes in assets and liabilities:

         Other current assets                                                8,803         (8,261)

         Accounts payable and accrued liabilities                           31,790          8,310
                                                                       -----------    -----------


NET CASH (USED IN) OPERATING ACTIVITIES                                   (190,086)      (258,225)
                                                                       -----------    -----------



CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of mineral properties and related
         deferred exploration expenditures                                (126,447)       (44,011)

     Purchase of capital assets                                               --          (84,948)

     Purchase of Centrifugal Jig patents and related expenditures          (27,429)      (4,723))
                                                                       -----------    -----------


NET CASH (USED IN) INVESTING ACTIVITIES                                   (153,876)      (133,682)
                                                                       -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common shares for cash                                    113,664        989,534

     (Decrease) in notes payable                                          (206,888)      (159,836)

     Increase in convertible debentures                                     16,560           --

     Convertible debenture issuance costs                                  (22,702)          --
                                                                       -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (99,366)       829,698
                                                                       -----------    -----------


NET INCREASE (DECREASE) IN CASH AND SHORT-TERM                            (443,328)       437,791
     INVESTMENTS


CASH AND SHORT-TERM INVESTMENTS, beginning of period                     8,161,770      3,270,161
                                                                       -----------    -----------


CASH AND SHORT-TERM INVESTMENTS, end of period                         $ 7,718,442    $ 3,707,952
                                                                       ===========    ===========

                            ALTAIR INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                         Three Months Ended
                                              March 31,
                                       ----------------------
                                          1998         1997
                                       ---------    ---------

Expenses:
  Professional fees                    $  39,615    $  83,152
  Wages and administration                27,770       45,898
  Testing, research and development       67,050       27,394
  General and office                      15,867       18,066
  Shareholders' meetings and reports      23,889       18,151
  Public relations                        22,896       23,983
  Occupancy costs                         16,551        7,522
  Travel                                  12,087       14,945
  Transfer agent's fees                    1,521        2,799
  Insurance                               15,694        2,522
  Accounting and corporate services        2,115        1,788
  Government fees and taxes                2,906        1,186
  Stock exchange fees                     78,974          882
  Bank charges                               712          283
  Loss on foreign exchange                 6,471       36,965
  Loss on disposal of fixed assets         4,417         --
  Amortization                           152,725      154,873
                                       ---------    ---------
                                         491,260      440,409

  Interest on notes payable               11,816        4,330
  Interest and miscellaneous income     (119,672)     (31,592)
                                       ---------    ---------

Net loss for period                    $ 383,404    $ 413,147
                                       =========    =========

Net loss per share                     $    0.02    $    0.03
                                       =========    =========


                           ALTAIR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

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

                                                                              Accumulated
                                                                          deficit during the
                                                                           development stage
                                                                           -----------------

Professional Fees                                                               $ 1,155,278
Salaries and wages                                                                1,648,202
Shareholders' expenses                                                              881,230
Office and general                                                                  999,274
Loss on sale of mining claims                                                       101,047
Amortization                                                                      1,134,651
Interest on long-term debt                                                           74,686
Write-off of mineral properties and related deferred
     exploration expenditures                                                     1,292,354
Write-off of organization costs                                                       8,563
                                                                           ----------------
                                                                                  7,295,285
  Less:
                    Interest Income                                                (231,244)
                    Gain on sale of marketable securities                           (35,773)
                    Lease payments                                                 (143,754)
                    Gain on forgiveness of debt                                    (702,726)
                    Option payments                                                 (70,906)
                                                                           ----------------
Total accumulated loss                                                            6,110,882
Convertible debenture costs                                                         612,049
Share issue costs                                                                    60,557
                                                                           ----------------
Accumulated deficit, March 31, 1998                                             $ 6,783,488
                                                                           ================

Note 3. Equity Transactions.

         During 1996, the Company acquired the rights to Campbell Centrifugal Jig, altered and improved to become the Altair Centrifugal Jig (the "CJ"), through a merger (the "TMI Merger") involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company, and Trans Mar, Inc. ("TMI"), a Washington corporation. In the TMI Merger, all shares of the capital stock of TMI were converted into and exchanged for 1,919,957 shares of the Company's common stock ("Common Shares"), which were issued and deposited into escrow pursuant to the terms of two escrow agreements. Of the 1,919,957 Common Shares initially deposited into escrow, 266,170 Common Shares remain subject to a Performance Escrow Agreement dated February 29, 1996 (the "Escrow Agreement"), which provides for release based on the cash flow of the Company, and 749,957 Common Shares have been released pursuant to the terms of the governing agreements. The remaining 903,830 Common Shares initially deposited into escrow were subject to the terms of the Performance Escrow Agreement. However, on March 19, 1998, the Alberta Stock Exchange approved (and thereby made effective) a settlement agreement (the "Settlement") with respect to such 903,830 shares. Pursuant to the Settlement, 180,765 of the affected 903,830 shares were released to the beneficial owners effective March 19, 1998 (subject to certain resale restrictions) and the remaining 723,065 shares subject to the Settlement were canceled.

         During the first quarter of 1998, 120,000 options to purchase Common Shares were issued to employees of the Company at prices equal to the market price on the Alberta Stock Exchange on the day prior to the date of issuance. During the same period, options to purchase 17,500 Common Shares were exercised, from which the Company received $113,664. As of March 31, 1998, 1,065,000 options to purchase Common Shares were outstanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Altair International Inc.


      June 4, 1998                      By: /s/ C. Patrick Costin
      ------------                         -------------------------------------
          Date                             C. Patrick Costin, Vice President and
                                           Principal Financial Officer