Form 10-Q
period 1998-06-30
ALTAIR INTERNATIONAL INC
filed 1998-08-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
       _________________


                            ALTAIR INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

       Province of
         Ontario,
          Canada                       1-12497                     None
          ------                       -------                     ----
(State or other jurisdiction    (Commission File No.)          (IRS Employer
    of incorporation)                                        Identification No.)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
                               -------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (307) 587-8245



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |.



            As of June 30, 1998, the registrant had 15,039,763 Common
                              Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                      June 30,           December 31,
                                                                        1998                 1997
                                                                     (unaudited)          (audited)
                                                                     -----------          ---------
                            ASSETS
Current
     Cash and short-term investments                                  $ 7,069,601        $ 8,161,770
     Other current assets                                                   8,881             31,193
                                                                ------------------  -----------------
                                                                        7,078,482          8,192,963
Capital
     Office equipment, vehicles, testing and mining
          equipment  (Cost, net of amortization)                          349,100            397,723

Centrifugal jig patents and related expenditures
     (Cost, net of amortization)                                        3,706,990          3,918,378

Mineral properties and related deferred exploration
     expenditures                                                         902,410            606,551

Goodwill, net                                                               5,094             10,189
                                                                ------------------  -----------------
                         Total Assets                                $ 12,042,076       $ 13,125,804
                                                                ==================  =================
                         LIABILITIES
Current
     Accounts payable and accrued liabilities                           $ 146,483          $ 227,439
     Current portion of notes payable                                      52,903            253,890
     Current portion of convertible debentures - liability
          element                                                         126,385            231,481
                                                                ------------------  -----------------
                                                                          325,771            712,810

Notes payable                                                                 ---              5,901

Convertible debentures - liability element                                433,364            596,550
                                                                ------------------  -----------------
                       Total Liabilities                                  759,135          1,315,261
                                                                ------------------  -----------------
                     SHAREHOLDERS' EQUITY
Capital stock issued
     15,039,763 common shares at June 30, 1998; 15,492,745
          shares at December 31, 1997                                  16,001,543         13,942,453
                                                                ------------------  -----------------
Convertible debentures - equity element                                 2,807,334          4,171,969
                                                                ------------------  -----------------
Deficit
     Balance, beginning of period                                      (6,303,879)        (3,956,564)
     Accretion of equity element of convertible debentures               (121,280)               ---
     Premium on conversion of convertible debentures                     (155,634)               ---
     Convertible debenture issuance costs                                 (22,702)          (515,844)
     Net loss for the period                                             (922,441)        (1,831,471)
                                                                ------------------  -----------------
     Balance, end of period                                            (7,525,936)        (6,303,879)
                                                                ------------------  -----------------
                  Total Shareholders' Equity                           11,282,941         11,810,543
                                                                ------------------  -----------------
          Total Liabilities and Shareholders' Equity                 $ 12,042,076       $ 13,125,804
                                                                ==================  =================

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                              Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                        -------------   -------------    -------------   -------------
                                             1998            1997             1998            1997
                                        -------------   -------------    -------------   -------------
Operating Expenses
     Professional fees                      $ 93,529        $ 90,743        $ 133,144       $ 173,895
     Wages and administration                 54,491          62,109           82,261         108,007
     Testing, research and development        66,641          34,740          133,691          62,134
     General and office                       27,310          23,729           43,177          41,795
     Shareholders' meetings and reports       84,883          63,734          108,772          81,885
     Shareholder relations                    41,946          31,043           64,842          55,026
     Occupancy costs                          18,001          12,921           34,552          20,443
     Travel                                   21,959          26,607           34,046          41,552
     Transfer agent's fees                     3,184           6,371            4,705           9,170
     Insurance                                19,881           3,834           35,575           6,356
     Accounting and corporate services         3,129           1,885            5,244           3,673
     Government fees and taxes                20,132           1,906           23,038           3,092
     Stock exchange fees                        (299)            757           78,675           1,639
     Bank charges                                613             305            1,325             588
     Loss (Gain) on foreign exchange           1,251         (17,601)           7,722          19,364
     Loss on disposal of fixed assets              -               -            4,417               -
     Amortization                            166,652         159,626          319,377         314,499
                                        -------------   -------------    -------------   -------------
                                             623,303         502,709        1,114,563         943,118
Interest on notes payable                     14,720           4,330           26,536           8,660
Interest income                              (98,986)        (16,962)        (218,658)        (48,554)
                                        -------------   -------------    -------------   -------------
Net loss for the period                    $ 539,037       $ 490,077        $ 922,441       $ 903,224
                                        =============   =============    =============   =============
Basic net loss per share                   $    0.04       $    0.03        $    0.06       $    0.06
                                        =============   =============    =============   =============

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                             --------------------------------
                                                                  1998              1997
                                                             --------------    --------------
Cash flows from operating activities
     Net loss for the period                                    $ (922,441)       $ (903,224)
     Adjustment to reconcile net loss for the period
          to net cash (used):
               Amortization                                        319,377           314,499
               Interest on convertible debentures                   35,594                 -
               Loss on disposal of fixed assets                      4,417                 -
                                                             --------------    --------------
                                                                  (563,053)         (588,725)
     Changes in assets and liabilities:
          Other current assets                                      22,312            (5,847)
          Accounts payable and accrued liabilities                 (80,953)         (139,708)
                                                             --------------    --------------
Net cash used in operating activities                             (621,694)         (734,280)
                                                             --------------    --------------
Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                       (295,859)         (157,078)
     Purchase of capital assets                                    (18,593)         (137,236)
     Purchase of centrifugal jig patents and related
          expenditures                                             (40,097)           (7,907)
                                                             --------------    --------------
Net cash used in investing activities                             (354,549)         (302,221)
                                                             --------------    --------------
Cash flows from financing activities
     Issuance of common shares for cash                            113,664         1,354,325
     Notes payable                                                (206,888)          (10,471)
     Convertible debenture issuance costs                          (22,702)                -
                                                             --------------    --------------
Net cash provided by (used in) financing activities               (115,926)        1,343,854
                                                             --------------    --------------
Net increase (decrease) in cash and short-term investments      (1,092,169)          307,353

Cash and short-term investments, beginning of period             8,161,770         3,270,161
                                                             --------------    --------------
Cash and short-term investments, end of period                 $ 7,069,601       $ 3,577,514
                                                             ==============    ==============

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 31, 1998, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on May 18, 1998.

     The Company is an Ontario corporation and, in the past, has prepared its interim and year-end financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). Because the Company's operations are now centered in the United States, the Company determined effective January 1, 1997 that its functional currency is the U.S. Dollar and determined effective January 1, 1998 to prepare its interim financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Accordingly, the foregoing unaudited interim financial statements are denominated in U.S. Dollars and presented in accordance with U.S. GAAP.

     The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Convertible Debentures

     During the three-month period ended June 30, 1998, holders of the convertible debentures elected to convert $1,750,000 principal amount of the debentures and $39,792 of accrued interest. The conversions were made at a conversion rate equal to 92% of the average price of the common shares of the Company (the "Common Shares") for the five trading days prior to the submission of the notice of conversion by the holders. These conversions resulted in the issuance of 252,583 Common Shares.

Note 3.  Capital Stock

     During the three months ended June 30, 1998, 465,000 options to purchase Common Shares were issued to employees and directors at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. During the same period, no options were exercised. As of June 30, 1998, 1,530,000 options to purchase Common Shares were outstanding.


Note 4.  Non-Cash Investing and Financing Activities

     As discussed in Note 2, during the three-month period ended June 30, 1998, convertible debentures having a principal amount of $1,750,000 and accrued interest of $39,792 were converted into 252,583 Common Shares. These transactions had the effect of increasing capital stock, causing an accretion of the equity element of convertible debentures and premium on conversion of convertible debentures, and reducing the current portion of convertible debentures - liability element, convertible debentures - liability element, and convertible debentures - equity element.

Note 5.  Development Stage Company


     As of June 30, 1998, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                            Accumulated deficit
                                                                 during the
                                                              development stage
                                                              ------------------
Professional fees                                                $ 1,248,807
Salaries and wages                                                 1,702,693
Shareholders' expenses                                               968,998
Office and general                                                 1,220,137
Loss on sale of mining claims                                        101,047
Amortization                                                       1,301,303
Interest on long-term debt                                            89,406
Write off of mineral properties and related
     deferred exploration expenditures                             1,292,354
Write off of organization costs                                        8,563
                                                              --------------
                                                                   7,933,308
Less:
     Interest income                                                (330,230)
     Gain on sale of marketable securities                           (35,773)
     Lease payments                                                 (143,754)
     Gain on forgiveness of debt                                    (702,726)
     Option payments                                                 (70,906)
                                                              --------------
Total accumulated loss                                             6,649,919
Convertible debenture costs                                          538,546
Share issue costs                                                     60,557
Accretion of equity element of convertible debentures                121,280
Premium on conversion of convertible debentures                      155,634
                                                              --------------
Accumulated deficit, June 30, 1998                               $ 7,525,936
                                                              ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the results of operations of the Company and changes in its financial condition for the three- and six-month periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on May 18, 1998.

Results of Operations

     The Company has earned no operating revenues to date. Basic net losses totaled $922,441 ($.06 per share) during the first six months of 1998 and $903,224 ($.06 per share) during the same period of 1997. For the three months ended June 30, 1998 and 1997, net losses were $539,037 ($.04 per share) and

$490,077 ($.03 per share), respectively. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

     Operating expenses for the six months ended June 30, 1998 increased by $171,445 over the comparable period of 1997. Testing, research and development increased by $71,557 for the six months ended June 30, 1998 over the same period in 1997 principally due to internal labor costs associated with the testing of a high-capacity centrifugal jig. This shift in labor had the corresponding effect of reducing the amount of labor included in wages and administration. In January 1998, the Common Shares began trading on the Nasdaq National Market System. As a result of the expanded market for the Common Shares, the expenses associated with stock exchange fees, shareholders' meetings and reports, and shareholder relations have increased over the prior year. Other increases in expenses during the six months ended June 30, 1998 were incurred for insurance as a result of increased coverages and for occupancy costs due to additional office space that was leased in Reno, Nevada beginning in January 1998. Changes in operating expenses between the second quarter of 1997 and the second quarter of 1998 do not differ materially from changes in the year to date operating expenses outlined in the preceding discussion.

     Interest and miscellaneous income for the three- and six-month periods ended June 30, 1998 increased over the same periods in 1997, primarily due to interest income earned on temporary investments.


Liquidity and Capital Resources

     The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares, convertible debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $19,056,117 as of June 30, 1998. The Company received cash proceeds of $113,664 from the exercise of options to acquire Common Shares during the first six months of 1998.

     The Company has earned no revenues and has incurred recurring losses. At December 31, 1997 the Company's accumulated deficit was $6,303,879. The deficit increased by $1,222,057 to $7,525,936 during the first six months of 1998 due primarily to operating losses and costs associated with the issuance of the convertible debentures.

     The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1998 fiscal year; however, there can be no assurance that the Company will be able to continue to raise capital to fund the Company's long-term capital requirements. At June 30, 1998, the Company had $7,069,601 in cash and short-term investments available to meet its near-term development and operating needs. In addition, the Company has an option to sell up to $5,000,000 of additional convertible debentures.

     The Company continues to use its working capital to invest in the testing and development of the Altair Centrifugal Jig (the "CJ") and to invest in mineral properties suitable for development and processing with the CJ. During the first six months of 1998, the Company invested $295,859 in its Camden, Tennessee mineral property and made investments for exploration of additional mineral properties and patents.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates" and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the failure of the CJ to prove economically attractive to end users, the development of a substitute for the CJ by a competitor, the need for an unforeseen amount of capital to complete testing and development of the Tennessee Property and the CJ, and other unanticipated factors. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on Form 10-K/A filed on May 18, 1998.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     A Registration Statement on Form S-3, file no. 333-45511 (the "Registration Statement") was declared effective on May 18, 1998, with respect to 924,973 Common Shares (the "Shares"), as estimated pursuant to Rule 416 of the Securities Act of 1933 (the "Securities Act"). All of the Shares were registered on behalf of existing security holders and are to be offered on a continuous basis until all of the Shares are sold or the effectiveness of the Registration Statement is otherwise terminated. The aggregate offering price of the Shares, as estimated as of April 6, 1998 pursuant to Rule 457 of the Securities Act, was $7,977,892. The Company has not received any proceeds from the offering, and between May 18, 1998 and June 30, 1998, the Company incurred no expenses for underwriting discounts, commissions, finders' fees, expenses paid to
underwriters   and  similar   expenses  in  connection  with  the  issuance  and
distribution of the Shares. Inasmuch as the Shares are not being offered and sold by the Company, the Company does not have accurate information with regard to the number of Shares sold to date or the aggregate offer price of such shares.

Item 4.  Submission of Matters to a Vote for Security Holders.

     The Company held an Annual and Special Meeting of Shareholders on June 11, 1997 at which the Company's shareholders considered and voted as follows on the items described below:

     1. The shareholders of the Company considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:


Name of Nominee          Votes For             Votes            Broker Non-Votes
                                        Withheld/Abstentions
William Long             9,903,851            73,244                   -0-
James Golla              9,903,851            73,244                   -0-
George Hartman           9,903,851            73,244                   -0-
Robert Sheldon           9,903,851            73,244                   -0-



     2. The shareholders of the Company considered whether to appoint McGovern, Hurley, Cunningham, as auditors of the Company and authorize the Board of Directors to fix their remuneration. There were 9,924,741 votes cast in favor, 20,289 votes cast against, 32,005 abstentions, and no broker non-votes.

     3. The Shareholders of the Company considered a resolution approving the 1998 Altair International Inc. Stock Option Plan and the reservation of 2,000,000 Common Shares for issuance upon the exercise of options granted pursuant to such plan. There were 2,901,900 cast in favor, 644, 033 cast against, 120,369 abstentions and no broker non-votes.


Item 5. Other Information.

     In Canada, the Common Shares were traded under the symbol "AIL" on the Alberta Stock Exchange (the "ASE") up through April 23, 1998. The Company voluntarily removed the Common Shares from the ASE on that date due to increased focus on operations in the United States and diminishing trading volume on the ASE.

     In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the Company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the Company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1999 annual meeting of shareholders (Est. March 30), then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 meeting, without any discussion of the matter in the Company's proxy statement.

     The Company has conducted a preliminary examination of the potential impact of Year 2000 issues on its operations. Based on this preliminary examination, the Company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations. The Company is in an early stage of development and does not presently have any customer or supplier relationships that management believes are material to its operations. Accordingly, the Company has not taken steps to verify the Year 2000 readiness of any third parties with which it conducts or may conduct business. The Company intends, however, to investigate the Year 2000 readiness of third parties as its relationship with any such party becomes material to the operations of the Company. Despite the Company's examination of its own operations and intent to investigate the Year 2000 readiness of essential suppliers, customers, and service providers, there can be no assurance that the Company will not experience interruptions of operations or become involved in disputes with third parties because of direct or indirect Year 2000 problems. Such Year 2000 problems could require the Company to incur unanticipated ecpenses, and such expenses could have a material adverse effect upon the Company's business, financial condition and results or operations.

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


                            Altair International Inc.



   August 12, 1998        By: /s/ William P. Long
   ---------------        -----------------------
         Date             William P. Long, President



   August 12, 1998        By: /s/ C. Patrick Costin
   ---------------        -------------------------
         Date             C. Patrick Costin, Vice-President (Principal Financial
                          or Accounting Officer)

                                  EXHIBIT INDEX



 Exhibit                                                                  Incorporated    Filed
   No.                                Exhibit                             by Reference   Herewith
---------    ----------------------------------------------------------   ------------   --------
3.1.1        Articles of Incorporation of the Registrant                      (1)
3.1.2        Amendment to Articles of Incorporation of the Registrant         (2)
             dated November 6, 1996
3.2          Bylaws of the Registrant                                         (1)
4.1          Form of Common Stock Certificate                                 (1)
4.2          Form of Series 5% Convertible Debenture                          (3)
4.3          Form of Warrant                                                  (3)
 27          Financial Data Schedule                                                       (4)
-----------------------


(1) Incorporated by reference to Registration Statement on Form 10BSB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 13, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A, filed on January 21, 1998.

(4)  Filed herewith.