Form 10-Q
period 1998-09-30
ALTAIR INTERNATIONAL INC
filed 1998-11-13
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO____________


                            ALTAIR INTERNATIONAL INC.
                            -------------------------
               (Exact name of registrant as specified in its charter)

            Province of
               Ontario,
               Canada                   1-12497                    None
             ----------               -----------                --------
   (State or other jurisdiction    (Commission File No.)      (IRS Employer
         of incorporation)                                   Identification No.)




                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
                         -------------------------------
            (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code: (307) 587-8245






        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]     NO [ ].


       As  of  September  30,  1998,   the   registrant   had 15,174,915 Common
       Shares outstanding.

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                      ALTAIR INTERNATIONAL INC.
                     CONSOLIDATED BALANCE SHEETS
                 (Expressed in United States Dollars)
                                                                             September 30,            December 31,
                                                                                 1998                     1997
                                                                             (unaudited)               (audited)
                                                                              ------------           ------------
                                ASSETS
Current
     Cash and short-term investments                                           $ 3,818,742           $ 8,161,770
     Other current assets                                                          134,095                31,193
                                                                              ------------           ------------
                                                                                 3,952,837             8,192,963
Capital
 Office equipment, vehicles, testing and mining
   equipment  (Cost, net of amortization)                                          343,997               397,723
Centrifugal jig patents and related expenditures
     (Cost, net of amortization)                                                 3,578,229             3,918,378
Mineral properties and related deferred
exploration expenditures                                                         1,138,439               606,551
Goodwill, net                                                                        9,740                10,189
                                                                              ------------           ------------
                             Total Assets                                      $ 9,023,242           $13,125,804
                                                                              ============           ============
                             LIABILITIES
Current
     Accounts payable and accrued liabilities                                    $ 131,693            $ 227,439
     Current portion of notes payable                                               25,000              253,890
     Current portion of convertible debentures - liability element                       -              231,481
                                                                              ------------           ------------
                                                                                   156,693              712,810
Notes payable                                                                            -                5,901
Convertible debentures - liability element                                               -              596,550
                                                                              ------------           ------------
                          Total Liabilities                                        156,693            1,315,261
                                                                              ------------           ------------

                         SHAREHOLDERS' EQUITY
Capital stock issued
     15,174,915 common shares at September 30, 1998; 15,492,745
          shares at December 31, 1997                                           17,117,560            13,942,453
                                                                              ------------           ------------
Convertible debentures - equity element                                                  -             4,171,969
                                                                              ------------           ------------
Deficit
     Balance, beginning of period                                               (6,303,879)           (3,956,564)
     Accretion of equity element of convertible debentures                        (144,801)                    -
     Premium on conversion of convertible debentures                              (244,915)                    -
     Convertible debenture issuance costs                                          (22,702)             (515,844)
     Net loss for the period                                                    (1,534,714)           (1,831,471)
                                                                              ------------           ------------
     Balance, end of period                                                     (8,251,011)           (6,303,879)
                                                                              ------------           ------------
                      Total Shareholders' Equity                                 8,866,549            11,810,543
                                                                              ------------           ------------
              Total Liabilities and Shareholders' Equity                       $ 9,023,242          $ 13,125,804
                                                                              ============          ============


          ALTAIR INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
     (Expressed in United States Dollars)
                 (Unaudited)
                                                     Three Months Ended                    Nine Months Ended
                                                         September 30,                       September 30,
                                                         -------------                       -------------
                                                        1998             1997                1998             1997
                                                        ----             ----                ----             ----
Operating Expenses
     Professional fees                               $ 54,908         $ 66,022           $ 188,052        $ 239,917
     Wages and administration                          83,048           41,582             165,309          149,589
     Testing, research and development                101,526           54,197             235,217          116,331
     General and office                                30,025           20,778              73,202           62,573
     Shareholders' meetings and reports                 6,831            7,098             115,603           88,983
     Shareholder relations                             34,202           27,427              99,044           82,453
     Occupancy costs                                   17,343            9,743              51,895           30,186
     Travel                                            34,342            4,788              68,388           46,340
     Transfer agent's fees                              8,294            2,526              12,999           11,696
     Insurance                                          9,563           26,015              45,138           32,371
     Accounting and corporate services                  2,081            2,233               7,325            5,906
     Government fees and taxes                              -            8,157              23,038           11,249
     Stock exchange fees                              (16,498)           5,700              62,177            7,339
     Bank charges                                         543              558               1,868            1,146
     Loss (Gain) on foreign exchange                    7,510           20,323              15,232           39,687
     Loss (gain) on disposal of fixed assets           (2,472)               -               1,945                -
     Amortization                                     141,976          152,441             461,353          466,940
                                                     ---------        ---------          ---------        ---------
                                                      513,222          449,588           1,627,785        1,392,706
Interest expense                                        5,629            4,330              32,165           12,990
Interest income                                       (99,834)         (17,994)           (318,492)         (66,548)
Premium on redemption of convertible
     debentures                                       193,256                -             193,256                -
                                                     ---------        ---------          ---------        ---------
Net loss for the period                             $ 612,273        $ 435,924         $ 1,534,714      $ 1,339,148
                                                     =========        =========          =========        =========
Basic loss per share                                   $ 0.04           $ 0.03              $ 0.10           $ 0.09
                                                     =========        =========          =========        =========



                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                            1998                1997
                                                                            ----                ----
Cash flows from operating activities
     Net loss for the period                                           $ (1,534,714)       $ (1,339,148)
     Adjustment to reconcile net loss for the period
          to net cash (used):
               Amortization                                                 461,353             466,940
               Loss on disposal of fixed assets                               1,945                   -
                                                                       -------------       -------------
                                                                         (1,071,416)           (872,208)
     Changes in assets and liabilities:
          Other current assets                                             (102,902)            (46,468)
          Accounts payable and accrued liabilities                          (95,746)           (145,992)
                                                                       -------------       -------------
Net cash used in operating activities                                    (1,270,064)         (1,064,668)
                                                                       -------------       -------------
Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                                (531,889)           (329,902)
     Purchase of capital assets                                             (28,833)           (223,530)
     Purchase of centrifugal jig patents and related
          expenditures                                                      (38,822)            (44,928)
                                                                       -------------       -------------
Net cash used in investing activities                                      (599,544)           (598,360)
                                                                       -------------       -------------
Cash flows from financing activities
     Redemption of convertible debentures                                (2,357,682)                  -
     Issuance of common shares for cash                                     113,664           1,358,249
     Decrease in notes payable                                             (206,700)            (12,141)
     Convertible debenture issuance costs                                   (22,702)                  -
                                                                       -------------       -------------
Net cash provided by (used in) financing activities                      (2,473,420)          1,346,108
                                                                       -------------       -------------

Net decrease in cash and short-term investments                          (4,343,028)           (316,920)
Cash and short-term investments, beginning of period                      8,161,770           3,270,161
                                                                       -------------       -------------
Cash and short-term investments, end of period                          $ 3,818,742         $ 2,953,241
                                                                       =============       =============

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

        The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Convertible Debentures

        During the period July 1, 1998 through August 27, 1998, holders of certain of the $5,000,000 in 5% convertible subordinated debentures placed by the Company on December 29, 1997 (the "Convertible Debentures") elected to convert $1,000,000 principal amount of the Convertible Debentures and $26,736 of accrued interest. The conversions were made at a conversion rate equal to 92% of the average price of the common shares, no par value, of the Company (the "Common Shares") for the five trading days prior to the submission of the notice of conversion by the holders. These conversions resulted in the issuance of 135,152 Common Shares. At the completion of these conversions, the outstanding principal amount of the Convertible Debentures was $2,250,000.

        On  August  28,  1998,  the  Company  elected  to redeem  the  remaining
$2,250,000 of Convertible Debentures using cash previously invested in short-term instruments. The total cash required to redeem the Convertible Debentures, including the 10% redemption premium and accrued interest, was $2,550,938.

Note 3.  Capital Stock

        During the three months ended September 30, 1998, options to purchase 380,000 Common Shares were issued to employees and directors at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. During the same period, no options were exercised. As of September 30, 1998, options to purchase 1,910,000 Common Shares were outstanding.

Note 4.  Non-Cash Investing and Financing Activities

        As discussed in Note 2, during the three-month period ended September 30, 1998, Convertible Debentures having a principal amount of $1,000,000 and accrued interest of $26,736 were converted into 135,152 Common Shares. These transactions had the effect of increasing the number of Common Shares outstanding, causing an accretion of the equity element of convertible debentures and premium on conversion of convertible debentures, and decreasing the current portion of convertible debentures - liability element and convertible debentures - equity element.


Note 5.  Development Stage Company

        As of September 30, 1998, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:


                                                             Accumulated deficit
                                                                   during the
                                                               development stage
                                                               -----------------
Professional fees                                                   $ 1,303,715
Salaries and wages                                                    1,785,741
Shareholders' expenses                                                  967,625
Office and general                                                    1,454,800
Loss on sale of mining claims                                           101,047
Amortization                                                          1,443,279
Interest on long-term debt                                               95,035
Write off of mineral properties and related
     deferred exploration expenditures                                1,292,354
Write off of organization costs                                           8,563
                                                               -----------------
                                                                      8,452,159
 Less:
     Interest income                                                   (430,064)
     Gain on sale of marketable securities                              (35,773)
     Lease payments                                                    (143,754)
     Gain on forgiveness of debt                                       (702,726)
     Option payments                                                    (70,906)
                                                               -----------------
Total accumulated loss                                                7,068,936
Convertible debenture costs                                             538,546
Share issue costs                                                        60,557
Accretion of equity element of convertible debentures                   144,801
Premium on conversion of convertible debentures                         244,915
Premium on redemption of convertible debentures                         193,256
                                                               -----------------
Accumulated deficit, September 30, 1998                             $ 8,251,011
                                                               =================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the results of operations of the Company and changes in its financial condition for the three- and nine-month periods ended September 30, 1998 and September 30, 1997. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the Commission on May 18, 1998.

Results of Operations

            The Company has earned no operating revenues to date. Basic net losses totaled $1,534,714 ($.10 per share) during the first nine months of 1998 and $1,339,148 ($.09 per share) during the same period of 1997. For the three months ended September 30, 1998 and 1997, net losses were $612,273 ($.04 per share) and $435,924 ($.03 per share), respectively. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

            Nine Month Periods Ended September 30, 1998 and 1997. Operating expenses for the nine months ended September 30, 1998 increased by $235,079 over the comparable period of 1997. Testing, research and development increased by $118,886 for the nine months ended September 30, 1998 over the same period in 1997. This increase was principally due to internal labor costs associated with the testing of a high-capacity version of the Altair Centrifugal Jig (the "Jig") and costs incurred in evaluating the Jig for coal washing applications. Wages and administration expense increased by $15,720 for the nine months ended September 30, 1998 over the same period of 1997 due primarily to staff increases in business development, engineering and administration which occurred in April and July 1998.

         In January 1998, the Common Shares began trading on the Nasdaq National Market System. As a result of the expanded market for the Common Shares, the expenses associated with stock exchange fees, shareholders' meetings and reports, and shareholder relations increased from $178,775 during the first nine months of 1997 to $276,824 during the first nine months of 1998. Travel expense increased by $22,048 in the nine months ended September 30, 1998 over the same period of 1997 due principally to staff increases and increased business development activity.

         Other increases in expenses during the nine months ended September 30, 1998 were incurred for insurance as a result of increased coverages and for occupancy costs due to additional office space that was leased in Reno, Nevada beginning in January 1998. Interest income for the nine-month period ended September 30, 1998 increased over the same period in 1997 primarily due to an increase in the amount of cash invested in temporary investments following the issuance of the Convertible Debentures. Interest expense increased during this same period as a result of interest expense on the Convertible Debentures.


         Three Month Periods Ended September 30, 1998 and 1997. With certain exceptions that are noted below, changes in operating expenses between the third quarter of 1997 and the third quarter of 1998 do not differ materially from changes in the year to date operating expenses outlined in the preceding discussion. Stock exchange fees for the three months ended September 30, 1998 were a credit of $16,498 due to the receipt of a fee refund from Nasdaq. This refund resulted from the adjustment of the initial listing fees for the Company's Common Shares from an estimated amount to actual. In addition, the increases in wages and administration expenses and travel expenses are reflected more prominently in the quarterly data because the Company's increases in business development and engineering staffing occurred during the third quarter of 1998, and the Company has significantly increased its business development activities during the third quarter of 1998.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities and convertible debt (Common Shares, Convertible Debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $19,056,117 as of September 30, 1998. The Company received cash proceeds of $113,664 from the exercise of options to acquire Common Shares during the first nine months of 1998.

        The Company has earned no revenues and has incurred recurring losses. At December 31, 1997 the Company's accumulated deficit was $6,303,879. The deficit increased by $1,947,132 to $8,251,011 during the first nine months of 1998, due primarily to the net loss for the period of $1,534,714 and $412,418 in costs associated with the issuance and conversion of the Convertible Debentures.

         Between May and July 1998, holders of the Convertible Debentures elected to convert $2,750,000 principal amount of the Convertible Debentures and accrued interest. On August 28, 1998, the Company used $2,550,938 of the proceeds from the initial issuance of the Convertible Debentures to redeem the remaining $2,250,000 principal amount (plus interest) of the Convertible Debentures. Although this redemption resulted in a substantial decrease in the Company's working capital, the Company believes that, because of the apparent downward pressure the existence of the Convertible Debentures was placing on the price of the Common Shares, the Company's long-term ability to raise money for working and expansion capital was enhanced by the redemption of the Convertible Debentures.

         The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1999 fiscal year at the current level of operations. However, the Company's exploration and development program may result in business opportunities that require additional capital resources for development of mineral properties and construction of Jigs. When and if such capital resources are required, the Company intends to assess equity and/or debt financing sources. Nevertheless, there can be no assurance that the Company will be able to continue to raise capital to fund its long-term capital requirements. At September 30, 1998, the Company had $3,818,742 in cash and short-term investments available to meet its near-term development and operating needs.

        The Company continues to use its working capital to invest in the testing and development of the Jig and to invest in mineral properties suitable for development and processing with the Jig. During the first nine months of 1998, the Company invested $198,620 in development of the Jig and $531,889 in the exploration of its Camden, Tennessee mineral property and additional mineral properties and patents.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates" and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the failure of the Jig to prove economically attractive to end users, the development of a substitute for the Jig by a competitor, the unforeseen need for and/or inability to raise capital to complete testing and development of the Tennessee Property, the Jig, or other ongoing or new projects. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the

Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed on May 18, 1998.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On December 29, 1997, pursuant to a Securities Purchase Agreement and related transaction documents (the "Securities Agreement"), the Company completed a private placement to certain institutional investors of $5,000,000 principal amount of the Convertible Debentures and warrants to purchase 180,000 Common Shares on or before December 29, 1999 at a price of $16.7188 per share (the "Warrants"). As required by the Securities Agreement, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with respect to the Common Shares issuable upon conversion of the Convertible Debentures, the Common Shares issuable upon exercise of the Warrants, and 100,000 Common Shares held by an existing shareholder (the "Registered Shares"). The Registration Statement was declared effective on May 18, 1998. The Registered Shares are being offered by their respective holders on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended. The Company is not selling any of the Registered Shares, has not engaged any underwriters in connection with the offering of the Registered Shares, and is not receiving any proceeds from the sale of the Registered Shares.

         Between May 20, 1998 and July 31, 1998, holders of certain of the Convertible Debentures elected to convert $2,750,000 in principal amount of the Convertible Debentures and $66,528 in accrued interest. As required by the terms of the Convertible Debentures, the Convertible Debentures were converted into a number of Common Shares equal to the quotient of (a) the sum of the principal amount of such Convertible Debentures and all accrued but unpaid interest and charges, divided by (b) an amount equal to 92% of the average market price of the Common Shares for the five preceding trading days. In total, such conversions resulted in the issuance of 387,735 Common Shares to the holders of the Convertible Debentures at prices (i.e. the amount of debt and interest converted per Commons Share) ranging from $6.75 to $8.15 per Common Share.

         On August 28, 1998, the Company elected to redeem all of the remaining $2,250,000 of Convertible Debentures using cash previously invested in short-term instruments. The total cash required to redeem such Convertible Debentures, including the 10% redemption premium and accrued interest, was $2,550,938. As of September 30, 1998, none of the Warrants had been exercised.

         The original issuance of $5,000,000 principal amount of Convertible Debentures less the redemption of $2,250,000 resulted in total gross proceeds of $2,750,000. Issuance expenses and other costs incurred in connection with the Convertible Debentures and Warrants consisted of invcstement banking fees
($500,000), legal fees and expenses ($33,598), SEC/NASD registration fees ($4,300) and other miscellaneous expenses ($17,040). Total interest paid on the Convertible Debentures was $75,938 and the redemption premium was $225,000. After deducting the aforementioned expenses, the net proceeds from the Convertible Debentures was $1,894,124.

         The net proceeds from the Convertible Debentures have been incorporated into the Company's working capital. During the three and nine-month periods ended September 30, 1998, the Company's working capital was invested primarily in the testing and development of the Jig and mineral properties, including the Tennessee minerals property, suitable for development and processing with the Jig.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index attached hereto.

         (b) No reports on Form 8-K have been filed during the third quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Altair International Inc.



 November 13, 1998                 By: /s/ William P. Long
 -----------------                 -------------------
         Date                      William P. Long, President



 November 13, 1998                 By: /s/ C. Patrick Costin
 -----------------                 ---------------------
         Date                      C. Patrick Costin, Vice-President (Principal
                                   Financial or Accounting Officer)


                                  EXHIBIT INDEX



                  Exhibit                                                                   Incorporated  Filed
                     No.                                Exhibit                             by Reference  Herewith
                  ----------   -----------------------------------------------------------  ------------- ----------
                  3.1.1        Articles of Incorporation of the Registrant                      (1)
                  3.1.2        Amendment to Articles of Incorporation of the Registrant         (2)
                               dated November 6, 1996
                  3.2          Bylaws of the Registrant                                         (1)
                  4.1          Form of Common Stock Certificate                                 (1)
                  10           Employment Agreement dated July 6, 1998 between the                           (3)
                               Company and John W. Parsons
                   27          Financial Data Schedule                                                       (3)
-----------------------


(1) Incorporated by reference to Registration Statement on Form 10?SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Filed herewith.