Form 10-K
period 1998-12-31
ALTAIR INTERNATIONAL INC
filed 1999-03-18
CIK 1016546

================================================================================
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________

                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
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

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (307) 587-8245

|_|    Securities registered pursuant to Section 12(b) of the Act:  None

|X|    Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value                    Nasdaq National Market
---------------------------          -------------------------------------------
    (Title of Class)                 (Name of each exchange on which registered)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the Common Shares held by non-affiliates of the Registrant on March 15, 1999, based upon the closing sale price of the Common Shares on the NASDAQ Stock Market of $7.125 per share on March 15, 1999, was approximately $89,739,254. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 15, 1999 the Registrant had 15,174,915 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the Annual Meeting of
                  Shareholders to be held on June 10, 1999 are
              incorporated by reference in Part III of this Report.
------------------------------------------------------------------------------
================================================================================

                               INDEX TO FORM 10-K
                               ------------------

PART I     .......................................................................................................1
           Exchange Rate Information..............................................................................1

Item 1.    Business...............................................................................................1
           --------
           General................................................................................................1
           The Jig................................................................................................2
           Target Markets for the Jig.............................................................................3
                  Heavy Minerals Recovery.........................................................................3
                  Coal Washing....................................................................................4
                  Environmental Remediation.......................................................................5
                  Other Testing...................................................................................5
           Tennessee Mineral Property.............................................................................5
           California Mineral Property............................................................................6
           Technology and Proprietary Rights......................................................................7
           Competition--the Jig...................................................................................7
                  Alternative Technologies........................................................................7
                  Spirals and Cones...............................................................................8
                  Froth Flotation Devices.........................................................................8
                  Heavy Media Separation..........................................................................8
                  Competing Products..............................................................................8
           Competition--the Mineral Properties....................................................................8
           Plan of Operation......................................................................................9
                  Business Development-the Jig....................................................................9
           Business Development-the Mineral Properties............................................................9
                  Research, Testing and Development of the Jig...................................................10
                  Research, Testing and Development of the Mineral Properties....................................11
           Subsidiaries..........................................................................................12
           Government Regulation and Environmental Concerns......................................................12
                  Government Regulation..........................................................................12
                  Environmental Regulation and Liability.........................................................13
           Employees.............................................................................................13
           Glossary of Terms.....................................................................................13
           Forward-looking Statements............................................................................14
           Factors that May Affect Future Results................................................................14
                  Absence of Operating Revenues or Profits.......................................................15
                  Possibility of Continuing Operating Losses.....................................................15
                  Risks Associated With Sufficiency and Price of Capital.........................................15
                  Government Regulation..........................................................................15
                  Enforceability of Civil Liabilities Against Foreign Persons....................................16
                  Dependence on Key Personnel....................................................................16
                  Acquisition Risks..............................................................................16
                  Possible Issuance of Substantial Amounts of Additional Shares Without Stockholder Approval
                            .....................................................................................16
                  Volatility of Stock Price......................................................................16
                  Shares Eligible for Future Sales...............................................................17
                  Absence of Dividends...........................................................................17
                  Capacity Limitations of the Series 12 Jig......................................................17
                  Testing Status of the Series 30 Jig--Mineral Sands Processing..................................17
                  Testing Status of the Series 30 Jig--Coal Washing..............................................18
                  Risks Upon Completion of Testing...............................................................18
                  Competition From Alternative Technologies......................................................18
                  Competition From Other Jig-like Products.......................................................18
                  Dependence on Commodities Markets..............................................................19
                  Dependence on Third Party Manufacturers........................................................19
                  Patents for the Centrifugal Jig................................................................19
                  Exploratory Stage of Development--Tennessee Mineral Property...................................19
                  Uncertainty of Obtaining Environmental Permits for the Tennessee Mineral Property..............20
                  Exploratory Stage of Development--California Mineral Property..................................20
                  Absence of Detailed Plans for the California Mineral Property..................................21
                  Uncertainty of Obtaining Environmental Permits for the California Mineral Property.............21
                  Environmental Liability on Mineral Properties..................................................21

Item 2.    Properties............................................................................................21
           ----------

Item 3.    Legal Proceedings.....................................................................................22
           -----------------


Item 4.    Submission of Matters to a Vote of Security Holders...................................................22
           ---------------------------------------------------

PART II    ......................................................................................................23

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters..............................23
           ------------------------------------------------------------------------
           Market Price..........................................................................................23
           Outstanding Shares and Number of Shareholders.........................................................24
           Dividends.............................................................................................24
           Transfer Agent and Registrar..........................................................................24
           Canadian Taxation Considerations......................................................................24

Item 6.    Selected Financial Data...............................................................................24
           -----------------------
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................25
           -------------------------------------------------------------------------------------
           Overview..............................................................................................25
           Results of Operations.................................................................................26
           Liquidity and Capital Resources.......................................................................27
           Year 2000 Issues......................................................................................27

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................................28
           ----------------------------------------------------------
Item 8.    Financial Statements and Supplementary Data...........................................................28
           -------------------------------------------
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................28
           ------------------------------------------------------------------------------------

PART III   ......................................................................................................28

Item 10.   Directors and Executive Officers of the Registrant....................................................28
           --------------------------------------------------
Item 11.   Executive Compensation................................................................................28
           ----------------------
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................................28
           --------------------------------------------------------------

Item 13.   Certain Relationships and Related Transactions........................................................28
           ----------------------------------------------
PART IV    ......................................................................................................29

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................29
           ---------------------------------------------------------------
           Documents Filed.......................................................................................29
                  1.       Financial Statements..................................................................29
                  2.       Financial Statement Schedule..........................................................29
                  3.       Exhibit List..........................................................................29
           Reports on Form 8-K...................................................................................30
           Exhibits..............................................................................................30
           Financial Statement Schedule..........................................................................31

SIGNATURES ......................................................................................................32

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 1998 (this "Form 10-K") contains "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "Common Stock") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

Exchange Rate Information.

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

                                                           Year Ended December 31,
                                    ----------------------------------------------------------------------
                                      1998           1997           1996           1995            1994
                                    ---------      ---------      ---------      ---------      ----------
                                                       (Canadian dollar per US dollar)
High...............................  1.5770        1.4398          1.3822         1.4238          1.4078

Low................................  1.4075        1.3392          1.3310         1.3285          1.3103

Average............................  1.4894        1.3849          1.3638         1.3725          1.3664

Year End...........................  1.5375        1.4288          1.3697         1.3655          1.4030


Item 1.  Business.
         --------
General.

         A glossary of technical terms used in the following description of the Company's business is set forth at the conclusion of this Item 1.

         Altair International Inc. was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and developing mineral properties. Unless the context requires otherwise, all references to "Altair," "Altair International Inc.," or the "Company" in this Prospectus refer to Altair International Inc. and each of its subsidiaries.

         Since 1994, the Company has increasingly shifted its emphasis from the acquisition and development of mineral properties to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles, including titanium, zircon, gold and environmental contaminants. The Company has also leased, and seeks to lease or acquire, lease mineral deposits suitable for the use of its mineral processing equipment.

         During 1996, Altair acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "Jig"), through a merger involving the Company, Fine Gold Recovery Systems, Inc., a wholly owned subsidiary of the Company ("Fine Gold"), and Trans Mar, Inc., a Washington corporation ("TMI"). The Jig is a machine that uses a rotating circular screen and pulsating water to separate valueless mineral particles from more valuable mineral particles based on the differences in their specific gravity. In tests, the Jig has proven capable of segregating and recovering extremely fine mineral particles which are not economically recoverable using existing conventional techniques. Altair is presently testing and customizing the Jig for use in the recovery of heavy minerals such as titanium and zircon and for use in the washing of coal. Management believes that the Jig could also be used to recover other minerals such as gold and for environmental remediation. See "--Technology and Proprietary Rights."

         Altair has also leased, and is exploring, an approximately 13,600 acre parcel of land near Camden, Tennessee (the "Tennessee Mineral Property") to determine whether it would be amenable to large-scale mining for titanium and zircon using the Jig or other equipment. Preliminary reports suggest that the Tennessee Mineral Property contains significant amounts of valuable heavy minerals, including titanium and zircon, and is suitable for a large-scale sand mining operation with a multi-decade life. See "--Tennessee Mineral Property."

         In October 1998, Altair acquired an option to enter into a mineral processing lease on a heavy mineral sand stockpile located near Ione, California (the "California Mineral Property"; collectively with the Tennessee Mineral Property, the "Mineral Properties"). Although the limited size of the California Mineral Property suggests that any mineral processing operation conducted on the property would be small scale and short-term, existing data suggests that the stockpiled materials grade between 14% and 31% heavy minerals (compared to 2% heavy minerals content in some primary mine locations). Of the heavy mineral content, approximately 50-65% is ilmenite, which is used as a feed stock in the manufacture of titanium dioxide pigment--a common ingredient in plastics, paints, and paper. Altair has commenced initial drilling to verify the content of the stockpile, and, if such tests reveal consistent, adequate mineral grade of ilmenite, Altair plans to commence gravity separation tests and feasibility analysis sometime in 1999.

         From a financial and accounting standpoint, the Company is a development stage firm and has been since its inception. To date, the Company has derived no revenues from product sales or otherwise and has experienced an operating loss in every year of operation. In the fiscal year ended December 31, 1998, the Company experienced operating losses of $1,762,088.

         Throughout this Form 10-K, the Company is sometimes referred to or defined as a "development stage" company or firm. Such references are for financial and accounting purposes only and are intended to signify that the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have commenced, but there has been no significant revenue therefrom. References to the Company as a development stage company are not intended to imply that exploration activities with respect to the Tennessee Mineral Property, the California Mineral Property, or any other mineral deposits have disclosed a commercially viable reserve. For purposes of Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act of 1934, the Company should be considered an "exploration stage" company.

The Jig.

         The Jig segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughput. Management believes the Jig will prove able to economically recover smaller particles than can presently be economically recovered by competing gravity technologies. While not yet confirmed through actual operations, the cost to manufacture and operate the Jig is expected to be similar to the cost to manufacture and operate competing gravity separators, which can efficiently process only particles larger than 150 mesh. In contrast, the Company's tests suggest that the Jig will be able to maintain relative efficiency when processing feeds as small as 400 mesh. See "--Competition." In tests conducted to date using the Jig to process relatively small particles, the Jig has yielded product quality (grade and contaminates) equivalent to that yielded by alternative technologies processing larger particles. See "--Target Markets" and "--Competition."

         Several prototype and demonstration Jigs have been built and tested by the Company and TMI. Continued field testing of the Jig is being undertaken to increase the volume capacity, identify any design problems that may reside in the Jig technology, evaluate the Jig's ability to perform sustained operations, determine the potential for downtime during such operations and estimate the anticipated maintenance costs associated with continued operations.

In addition, field testing is being carried out to improve operating design for specific applications. There can be no assurance that the testing program will be successful for all applications or that testing will demonstrate the Jig to be economically attractive to end users. See "--Factors That May Affect Future Results."

         During 1998, the Company conducted preliminary testing of the Series 30 Jig at a mineral recovery plant operated by a large heavy mineral sand producer located in northern Florida. Results of the testing indicate that the Series 30 Jig is capable of producing separation results comparable in efficiency to those of the Series 12 Jig for zircon concentrates. The Series 30 Jig, however, is designed to be capable of processing 500 tons of solids per day, or more than four times the throughput capacity of the Series 12 Jig. The volumes of solids per day that the Series 30 and Series 12 Jigs are actually capable of processing have not been established through testing; however, the Company expects that continued testing over the next six to twelve months will confirm that the two models can process the volumes they have been designed to process. The Company has also begun design work for a larger Jig that would have over twice the processing capacity of the Series 30 Jig. See "--Research, Testing and Development." Such increased capacity would enhance the Jig's commercial potential for high volume applications such as coal washing and recovery of iron ore fines. Also, multiple units might be used in series or parallel configurations to process high volume operations.

         Preliminary demonstration tests conducted by the Company and TMI suggest that the Jig may be commercially viable in a number of applications, including:

         o    Recovery of ultra fine gold from waste streams or former tailings;
         o    Recovery of zircon,  rutile,  ilmenite,  leucoxene,  and other
              valuable   fractions  from  heavy  mineral  sand   operations,
              especially from finely sized waste piles;
         o    Sulfur and ash removal from fine coal;
         o    Recovery of tin and iron ore fines from fine tailings;
         o Concentration of heavy minerals, such as anatase, aparite, barite, cassiterite, chromite, columbite, industrial diamonds, fluorite, various garnets, monazite, tantalite and wolframite;
         o    Remediation of nuclear waste.


Target Markets for the Jig.

         The Company's present focus is on developing markets for the Jig that have the greatest near-term profit potential. Although management of the Company believes that, in the long run, the Jig may potentially be useful for a number of applications, management believes that the most promising markets for the Jig in the short run are for use in (i) processing of heavy mineral sands in order to recover heavy minerals, particularly zircon and titanium, (ii) washing of coal fines in order to remove fine pyrite particles and ash, and (iii) to a lesser extent, environmental remediation.

         Heavy Minerals Recovery. In the minerals arena, the Company is seeking to enter into royalty or limited licensing agreements under which the Jig can add value to the beneficiation process, especially the processing of heavy mineral sands. Verification testing with the Series 12 Jig suggests the Jig's potential for recovering zircon from heavy minerals sand dry mill tails in Florida. In Phase 1 and 2 trials conducted by the Company involving separation of commercial grade zircon products from mineral sands, the Series 12 Jig withdrew a larger portion of zircon from the feed ore than other mineral sands processing equipment in use today. In tests on zircon/contaminate feeds conducted by the Company, the Series 12 Jig has yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit. Initial testing of the Series 30 Jig on zircon/contaminate feeds produced results which were generally equivalent to the Series 12 Jig. The Company plans more extensive testing of the Series 30 Jig during 1999.
See "--Plan of Operation."


The primary  valuable  minerals  produced  from heavy mineral sands are titanium and zircon. Titanium is used primarily as a basic component of titanium dioxide, a pigment used principally as a whitener and opacifier for paper, plastics and paint. Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. The Company believes the domestic and international markets for both of these products are significant and well established. Both are commodities traded in bulk, usually under long term contracts, and are also sold in 50-100 lbs. bags, usually traded as a spot-priced product. The U.S. Geological Survey has reported that production of titanium dioxide in the United States during 1998 was approximately 1,360,000 metric tons, representing a market value of approximately $3 billion. The U.S. Geological Survey does not report zirconium production for the United States; however, according to the 1993 Mineral Commodities Summaries prepared by the U.S. Department of the Interior, Bureau of Mines, consumption of zirconium in the United States during 1992 was approximately 75,000 metric tons, representing a market value of approximately $16.1 million. There can be no assurance that testing will demonstrate that the Jig can economically extract heavy minerals from heavy minerals sands or that the Jig will prove attractive to end users.

         Coal Washing. During 1997, the Company tested the Series 12 Jig to evaluate its ability to remove fine pyrite particles and ash from coal fines, in an attempt to create a saleable product from material currently discharged as mine waste. The tests were carried out at Southern Illinois University in conjunction with a major coal producer. Tests were conducted on a crushed coal middlings material with difficult cleaning characteristics. The following conclusions, have been provided to the Company by the Southern Illinois University Department of Mining Engineering:

         1. For the 28 x 325 mesh particle size fraction of a Pittsburgh No. 8 seam coal, the Altair Centrifugal Jig was found to provide a reduction in ash content from an average of 30% to 10% while recovering 86% of the combustible material. The corresponding reduction in total sulfur content was from 2.50% to 1.40%. This separation performance resulted in a 78% rejection of ash-bearing material and 62.5% rejection of total sulfur. Considering that the feed material contained a significant amount of near-gravity material due to its origination from the middlings stream of a jig, the high separation efficiency value of around 55% is a remarkable achievement for the Altair Jig.

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

         Based on these test results, and others, the Company believes utilities in the eastern United States may be able to use the Jig to remove pyrite from high sulphur eastern coals, potentially reducing the need to incur the expense of transporting low-sulphur western coals. For example, the cost of transporting coal from Wyoming, a large coal mining area, to the midwestern United States typically comprises 75% of the cost of the delivered coal product. In addition, the Company believes the Jig may be used to remove ash from coal, which would benefit utilities because ash reduces the thermal value of coal and causes undesirable environmental impacts. The Company established a coal wash test program with Kerr-McGee Coal Corp. and the University of Southern Illinois to utilize a Series 12 Jig in processing coal feeds in an on-line coal wash plant production environment. The test program was completed in late- 1998 and the Company expects the results to be published by the University of Southern Illinois in the second quarter of 1999. See "--Plan of Operation." There can be no assurance that testing will demonstrate that the Jig can economically remove pyrite, ash or other substances or that the Jig will be attractive to coal purchasers.

         Environmental Remediation. Testing of the Series 12 Jig conducted under a grant from the U. S. Environmental Protection Agency at Montana College of Mineral Science and Technology during 1994 indicated that the Jig may be effective in removing heavy minerals from old mine and mill tailing sites. The 1994 tests indicated that the Jig removed approximately 64% of the fine pyrite contained in mill tailings in a single pass through the machine. Nearly 80% of the fine pyrite content of such tailings was removed in two passes through the machine. In 1995, the U.S. Department of Energy (the "D.O.E.") sponsored tests suggesting that the Jig may be capable of removing dense nuclear particles from radioactive waste. The tests conducted by the D.O.E. reported that the Jig was able to remove up to 54% of the contained nuclear contaminate in a single pass. Company management is currently exploring these potential environmental remediation applications.

         Other Testing. The Company has licensed a Series 12 Jig to BHP Minerals International Inc. ("BHP") for installation at BHP's worldwide testing laboratory in Reno, Nevada. Under the terms of the license, in exchange for nominal consideration, the Company has granted BHP a non-exclusive license for use of the Series 12 Jig until September 1, 1999. BHP is not restricted in its choice of ores or minerals for testing. The Series 12 Jig has been installed and the Company has committed to train BHP personnel to operate and conduct routine maintenance, and to provide limited consulting to BHP on an on-going basis. See "---Plan of Operation."

Tennessee Mineral Property.

The Tennessee Mineral Property consists of approximately 13,600 acres of land that the Company has leased (or has binding commitments to lease) in or near Camden, Tennessee, containing fine, heavy minerals. From 1996, when the Company began acquiring leases, through 1998, exploration activities on the Tennessee Mineral Property have included geologic mapping, sample collection, drilling of 123 auger holes and preparation of geologic and deposit models. The deposit model also incorporates 40 drill holes completed by an earlier exploration company. Deposit model estimates are consistent with deposit estimates previously determined by other resource companies. The mineralized deposit on the Tennessee Mineral Property has not yet been proven to be a reserve (as defined in Regulation S-K, Item 802, Guide 7 promulgated under the Exchange
Act), and the Company's limited operations and proposed plan with respect to it are exploratory in nature.

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

         In order to assess the amenability of the Tennessee Mineral Property ore to processing with the Jig, two bulk samples were collected by the Company from the Tennessee Mineral Property. Test work completed by the Company on the first sample during the spring of 1997 suggested the sands can be processed with the Jig. Tests performed by the Company which emphasized recovery have yielded up to 94% heavy mineral recovery with a six-to-one concentration ratio. (Stated differently, after a single pass through the Jig, 94% of the ore's value was concentrated in about one-sixth of its original volume, and five-sixths of the sand rendered a non-valuable discard.) As is typical of gravity separation processing, several passes through the Jig will be necessary to produce a 90% total heavy mineral concentrate. Further, in the event the Tennessee Mineral Property is proven to contain significant heavy mineral reserves the Jig would likely be used in conjunction with traditional gravity separators, primarily spirals, to most efficiently process the sand ore in the "wet mill". A second bulk sample was collected during late 1997. Approximately 5,000 pounds of representative mineralized material was collected from an exposed sand horizon. This sample was processed by an independent Florida heavy sands producer and the Company utilizing both "wet mill" and "dry mill" processes to produce representative samples of saleable products. The sample results were reviewed by an independent consultant hired by the Company to prepare a pre-feasibility study of the Tennessee Mineral Property. See "--Plan of Operation."

         In July 1998, an independent consulting group hired by the Company completed a technical pre-feasibility study of approximately 4,700 acres of the Tennessee Mineral Property known as the "Camden Deposit." The study states that the Camden Deposit contains an indicated resource of 12 million tons of total heavy minerals consisting of 65% titanium-bearing minerals, 5% zircon and 20% non-valuable heavy minerals. It indicated that saleable ilmenite, rutile and zircon products can be produced, and that established markets currently exist for such products. The study then modeled mining and production costs and concluded that the Camden Deposit has the potential to be economically mined via a large-scale sand mining operation with an approximate 20-year life.

         Based on the positive results of the consultant's report, the Company initiated a final feasibility study in August 1998. The Company anticipates that such study will involve additional drilling to further define resource characteristics, detailed analysis of mineralogical characteristics and mine processing methods, larger scale testing of the Series 30 Jig, analysis of product markets, and evaluation of possible strategic alliances. The Company expects that completion of a feasibility study will take 12-18 months. If the feasibility study suggests that cost-effective mining of the Tennessee Mineral Property is feasible, mining could begin within 24-36 months after completion of the study, subject to, among other things, the price of, and demand for extractable heavy minerals and the Company's ability to obtain necessary financing, permits, and government approvals. See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

         Subsequent to the completion of the pre-feasibility study, further exploration of the Tennessee Mineral Property by the Company suggested the existence of an additional heavy mineral sands resource of approximately 10 million tons in an area northwest of the Camden Deposit known as the "Little Benton Deposit." Preliminary results indicate that the Little Benton Deposit contains a high-grade titanium mineralization similar to the Camden Deposit. The Company has approximately 7,900 acres under lease in the Little Benton area and intends to conduct further testing of the Little Benton Deposit. If such testing affirms the existence of the indicated resource, and the feasibility study suggests that cost-effective mining of the Tennessee Mineral Property is feasible, the production capacity and/or life of the mining operation could be significantly increased.

California Mineral Property.

         In October 1998, the Company entered into an exploration license with respect to a heavy mineral sand stockpile near Ione, California. The license, which allows the Company to explore and test for heavy minerals, has a one-year term and includes an option to enter into a production agreement with the licensee to extract heavy minerals from the sand stockpile.

         The stockpile was accumulated over a 40-year period as an impoundment of material removed from sand ores used by a glass sand mining operation in the area. The Company has drilled 23 auger holes in the property; preliminary testing of the resulting samples indicates that the sands grade from 14% to 31% total heavy minerals with approximately 250,000 tons of ilmenite present. The very high concentration of heavy minerals in a small area suggests that a small-scale, low-cost mining operation may be effective in mining the property. During 1999, the Company intends to drill additional holes to define the heavy mineral resource area, assess potential environmental implications of mining the stockpile, and conduct gravity separation tests to determine product marketability. If the exploratory work on the property indicates that it can be economically developed, the Company intends to exercise its option with respect to the production agreement and commence mining in late 1999 or early 2000, subject to, among other things, the price of and demand for extractable heavy minerals and the Company's ability to obtain necessary financing, permits and governmental approvals. See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

         Technology and Proprietary Rights.

In operation, the Jig utilizes a combination of standard mechanical jig and centrifugal technologies. Without having tested the Jig in sustained, commercial operations, management believes production models of the Jig, if completed, will be capable of sustaining high reliability and low maintenance costs in a production environment. See "--Plan of Operation." Use of the Jig requires no chemical additives. The Series 12 Jig stands about six feet tall, requires floor space of about 25 square feet and weighs approximately 2,000 pounds, while the Series 30 Jig stands about 10 feet tall, requires floor space of about 54 square feet and weighs approximately 7,000 pounds. Recently constructed jigs have been mounted on metal frames along with jig auxiliary equipment--pulse water pump and tank and control panel--for transport by truck and rapid on-site installation.

         A conventional jig separates a slurry of mineral particles as it flows across the top of a screen. Water is periodically pulsed up through the screen to eliminate interparticle friction and allow differential settling according to the variations in the net specific gravities of the ore. Heavier minerals are allowed to pass downward through the screen while lighter materials flow across the screen to a discharge point. The Jig operates according to conventional jig principles except that the screen surface is cylindrical and is rotated to subject the particles to centrifugal forces. As currently designed, materials to be processed by the Jig are introduced into the top of the Jig in a slurry mix with water. The slurry is diffused across the top of the interior of a vertical cylindrical screen which is rotating. Water is pulsed through the screen allowing differential separation in the slurry material. Heavy particles pass through the screen, are collected, and exit the machine in a "concentrate" stream. Lighter particles flow down the screen interior, are collected and exit out the bottom of the machine in a separate "tails" stream.

         The Company does not intend to establish its own manufacturing facility. Management is considering options for manufacture of the Jig, including manufacturing under contract, exclusive licensing, or a joint venture. The arrangement could eventually include an exclusive license for manufacture, warehousing and distribution of spare parts, as well as maintenance and leasing of the Jig. Currently, the Company has entered into an agreement with a machine shop located in central Tennessee to manufacture three Series 30 Jigs.

         Initial patents related to the concept of the Jig as a whole have been issued in the United States, South Africa, United Kingdom, Australia and Canada. These patents expire on various dates between May 1999 and December 2000. A series of second patents with respect to the process by which water is pulsed through the cylindrical screen on the Jig, a critical component differentiating the Jig from competing products, have been issued in the United States, South Africa, Japan, Europe, Australia, Canada, United Kingdom, Germany and France. These patents expire on various dates between January 2010 and January 2011. On May 15, 1997, the Company filed an application in the United States seeking a third patent for an efficiency enhancing component of the Jig. Patents on the same component have been issued in Europe, Australia, Japan, South Africa, Canada and Brazil with expiration dates between April and November 2018.

         In separate transactions in 1996, 1997, and 1998, the Company purchased an aggregate of approximately 99% of the capital stock of Intercontinental Development Corporation ("Indeco") for total consideration of $424,605. Indeco has as its sole assets a royalty agreement entitling it to 10% of profits from use of the Jig worldwide.

Competition--the Jig.

         Alternative Technologies. Various mineral processing technologies perform many functions similar or identical to those for which the Jig is designed. See "Factors That May Affect Future Results--Competing Products and Alternative Technologies." Minerals processing technologies are generally predicated on the physical and chemical characteristics of the materials being processed. A minerals processor may exploit contrasts in size, specific gravity, hardness, magnetic susceptibility, electrical conductivity, and similar characteristics to selectively extract and concentrate mineral constituents. Minerals processors also exploit variations in chemical reactivity and molecular affinity to selectively separate minerals.

                  The Jig competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Competing technologies in this arena include the following:

         Spirals and Cones. To separate out valuable particles with a spiral or cone, a mineral processor runs a sand- size feed slurried in water through a tilted trough (spiral) or over a convex surface (cone). In this process, fine-sized particles tend to "float" and not settle as quickly as larger particles. The difference in settling speed permits the mineral processor to separate out and extract the more valuable heavy particles. Spirals and cones are most effective in feed sizes larger than 150 mesh.

         Froth Flotation Devices. To separate minerals using a froth floatation device, a processor introduces chemical agents into a pool of mixed particles, which agents attach to certain sulfides. Once attached to the chemical agents, the sulfides float to the surface. The froth flotation method can be effective on particles 200 mesh or smaller in size.

         Heavy Media Separation. Heavy media separation is a process in which a feed containing both dense and light particles is fed into a solution whose specific gravity is midway between the particles to be separated. The light particles float to the surface of the solution, while the heavy particles sink. Heavy media separation is effective primarily in the removal of ash from coal and in small scale analytic laboratory applications.

                  The Company believes that, in certain applications, the Jig may prove more efficient, cost effective, or adaptable than spirals and cones, froth flotation devices, or heavy media separation devices. Nevertheless, results from further tests or actual operations may reveal that these alternative technologies are better adapted to any or all of the uses for which the Jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative technologies as technically superior to, or more cost effective than, the Jig.

         Competing Products. The Company believes that the Jig currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh, including the Kelsey Jig, Falcon concentrators and the Knelsen batch concentrator unit, which are currently being used worldwide. See "Factors That May Affect Future Results--Competing Products and Alternative Technologies." Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the Jig. The Kelsey jig is more complicated in design than the Jig, which the Company believes makes it more expensive to manufacture, operate and maintain in a production environment. According to the Kelsey jig's manufacturer, Geo Logics Pty. Ltd., Kelsey jigs are in service at 20 plants worldwide. In addition, Falcon, a Canadian company, produces a concentrator which is used mainly for pre-concentration and scavenging. Their principal applications to date have been in the gold and tantalum industries. There also exists a batch concentrator known as the Knelsen Bowl, which management believes is best suited to small volumes. (A batch concentrator differs from the Jig in that it process a finite "batch" of material, is completely emptied, and then processes a completely new finite batch, while the Jig processes a continuous flow of materials). Knelsen Bowls have been installed in various mining applications, primarily gold, throughout the world. Both the Falcon and Knelsen concentrators utilize different technologies than the technologies employer by the Jig.

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

Competition--the Mineral Properties.

         Based on the exploratory work done to date, the Company anticipates that the saleable products which may be produced from the Mineral Properties are ilmenite, rutile and zircon. Ilmenite, which may contain 40% to 70% titanium dioxide, is used in the production of titanium dioxide pigment, a specialty chemical used principally as a whitener and opacifier for paper, plastics and paint. Ilmenite is the most abundant naturally occurring, commercially produced titanium mineral and supplies approximately 90% of the world demand for titaniferous material. Such demand is projected to increase at an annual rate of 2%-3% for the foreseeable future. The United States imports approximately 60% of total ilmenite consumed. There are presently three entities in the United States which produce ilmenite concentrate from heavy mineral sands and virtually all production is used by five titanium pigment producers whose plants are primarily located in the southeastern U.S. Pigment producers use various methods to process ilmenite concentrate into titanium dioxide pigment and require that the concentrate feedstock meet certain chemical and size criteria applicable to the process being used. The Company believes that, if it can economically mine the Mineral Properties and produce satisfactory products for sale to pigment producers, it may have a competitive advantage in being a domestic producer operating in close proximity to its primary markets.

         Rutile, which generally contains greater than 95% titanium dioxide, is also used in the production of titanium dioxide pigment. Its processing costs are significantly less than ilmenite due to the higher concentration of titanium dioxide. Although this greatly enhances its market value, rutile is much less abundant than ilmenite, representing approximately 5% of the total heavy minerals contained in the Mineral Properties.

         Zircon is used in ceramic, refractory and foundry applications. Zircon sand is currently being produced at three mines in the southeastern U.S. and in several countries around the world. The U.S. Geological Survey believes that long-term supply shortages may occur unless new production sources of zircon concentrates are developed.

Plan of Operation.

         Business Development-the Jig. Testing conducted to date by the Company indicates the Jig may have economic potential in a wide variety of industries, and management believes the Jig can be used for finely sized heavy minerals recovery, coal cleaning and environmental remediation. See "--Target Markets". During 1999, the Company plans to continue developing these target markets, which may have near-term profit potential, through implementation of the following critical steps:

         (1) Continued field testing and demonstration of the Series 12 Jig and experimentation with design manipulations to improve effectiveness for certain specific applications. In addition, sustained operational testing is critical in determining if any material design problems reside in the Jig technology, if the Jig is capable of sustained operation with little downtime, and if its maintenance costs are satisfactory. See "--Research, Testing and Development."

         (2)      Continued  field  testing,   including  sustained  operational
                  testing, of the larger volume, more marketable Series 30 Jig. See "--Research, Testing and Development."

         (3) Initial engineering and design work for a Jig that will be larger than the Series 30 Jig. See "--Research, Testing and Development."

         (4) Separation testing on potential new ore applications such as tin and iron ore fines.

         (5)      Development   of  royalty,   rental,   or  limited   licensing
                  agreements with prospective industrial users and introduction of the Jigs into targeted markets.

         Business Development-the Mineral Properties.
         --------------------------------------------

         The Company believes that, with the discovery of the Little Benton Deposit, the value of the Tennessee Mineral Property has been significantly enhanced. Accordingly, the Company is seeking to identify strategic options and potential sources of capital for development of the property. The Company has initiated a feasibility study with respect to developing the Tennessee Mineral Property; completion is expected by mid-2000.

         The Company intends to continue its exploration of the California Mineral Property. If the results of this work are positive, the Company expects to commence mining on the property as soon as it obtains the necessary financing, permits and governmental approvals.

         General. The Company's marketing efforts in the near future will continue to be directed to opportunities within North America, with future expansion into foreign markets developing over time. Because the Company does not intend to engage in the actual manufacture of its own products, the Company does not expect to purchase a manufacturing facility or any significant manufacturing equipment. Management does not anticipate that the number of Company employees will significantly increase until the Company has sufficient sales and business activity to warrant additional employees. Management expects to hire two to four additional employees during the next 12-month period; however, the actual number of new employees hired will depend on the Company's operating results. If hired, such new employees would be primarily engineering and technical staff to support testing, development and commercialization programs.

         Research, Testing and Development of the Jig. Field testing to date suggests that the Jig possesses the ability to process continuous tonnage throughput in several applications. The Jig has multiple operating parameters -- primarily rotational speed, pulsing pressure, and screen characteristics -- which must be adjusted to fit the processing requirements of the particular feed stream being treated. Management believes that more extensive testing is needed to identify the most efficient operating parameters for specifically identified applications. Further, demonstration of sustained operation is critical to marketing efforts. To this end, the Company has installed or is in the process of installing the Jig in several test sites. Specifically designed research, testing and development efforts planned for the upcoming twelve months include the following:

         (1) The Company has installed and commenced testing of a Series 30 Jig at a mineral recovery plant located in Northern Florida. Tests conducted by the Company indicate that the Jig is capable of yielding greater than 90% zircon concentrates and recovering up to 75% of the zircon fed to the unit. The Series 30 Jig is designed to process 500 tons per day and is considered to be commercial- sized for this application. Testing scheduled during the first half of 1999 is intended to verify Jig processing capacity and improve other operating design parameters. Also, sustained operational testing is intended to determine the Jig's capability for sustained operations with limited downtime. To this end, the high-volume testing will be done on a stream in the normal plant operating environment. Jig concentrate and tailings products will be commingled with other plant outputs. Access to the Florida test site is controlled by a large heavy minerals sand producer that supplies test materials for processing. On-site testing is being conducted by two Company employees. Additional Company employees provide periodic testing analysis and engineering services at the site. A Series 12 Jig unit has also been installed at the sand processing facility in Northern Florida. This unit is being used to test various other plant titanium and zircon feedstreams and to test heavy mineral sand feeds from other Florida locations. Testing utilizing the Series 12 Jig is being performed by Company personnel.

         (2) A joint coal wash test program with Southern Illinois University and Kerr-McGee Coal Corp. was established during late 1997 at Kerr-McGee's Galatia Coal Preparation Plant near Harrisburg, Illinois. During 1998, Kerr-McGee sold its Galatia coal operations to American Coal Company, who assumed Kerr-McGee's role in the test program. A Series 12 Jig was installed in the Galatia Plant and testing was conducted with the Jig treating feeds from the plant's coal processing streams to remove fine particles of ash and pyrite. Testing was performed by two Southern Illinois University test facility employees with periodic reviews conducted by Company employees. The testing has been completed and the Company expects the results to be published by the University of Southern Illinois in the second quarter of 1999. The Company will evaluate these results, together with the results of operational and field testing, to determine a course of action for future coal wash programs.

         (3) The Company has established a Jig testing facility near Reno, Nevada to test samples supplied by mineral companies and other potential users of the Jig. The facility is used for demonstrations of the Jig technology, provides amenability testing for a variety of mineral ores, and serves as a test site for on-going equipment design. The test facility is equipped with a Series 12 Jig, placed in a "closed loop" circuit designed to take an initial charge of solids (0.5 to 2.0 tons) which can be continuously fed in slurry form to the Jig. Concentrate and tails streams produced by the Jig may be accessed for sampling prior to recombination and return to the feed circuit. Amenability testing performed at the test facility during 1998 included heavy mineral sand feeds from the Mineral Properties and ores which may have near term commercial potential for recovery using the Jig. Operation of the Jig test facility is performed exclusively by Company personnel.

         (4) Engineering and design work will continue on a Jig having approximately twice the processing capacity of the Series 30 Jig. The Company anticipates that it will be able to complete construction of the first unit by the end of 1999.

         Provided that the planned testing of the Jig over the next twelve months as described above is successful, the Company believes the Series 30 Jig would be ready at that time for commercial use in applications involving the recovery of titanium, zircon and gold. While such capabilities of the Jig could then be marketed, the Company expects that the Jig's multiple operating parameters would need to be adjusted to fit the requirements of each particular customer and application. In the event any of the foregoing tests are not successful, the Company expects that it would conduct additional testing, the nature of which would depend upon the results obtained in the above-described tests.

         Research, Testing and Development of the Mineral Properties. As discussed in "--Tennessee Mineral Property" above, in July 1998, an independent consulting group completed a technical pre-feasibility study of approximately 4,700 acres of the Tennessee Mineral Property known as the "Camden Deposit." Based on the positive results of the consultant's report, the Company initiated a final feasibility study in August 1998 which it anticipates will involve additional drilling to further define resource characteristics, detailed analysis of mineralogical characteristics and mine processing methods, larger scale testing of the Series 30 Jig, analysis of product markets, and evaluation of possible strategic alliances. The Company expects that a feasibility study will be completed by mid-2000. If the feasibility study suggests that cost-effective mining of the Tennessee Mineral Property is feasible, mining could begin within 24-36 months after completion of the study, subject to, among other things, the price of, and demand for extractable heavy minerals and the Company's ability to obtain necessary financing, permits, and government approvals

         During 1998, the Company incurred $724,907 in deferred exploration expenditures on the Tennessee Mineral Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies and other related exploration activities.

         As discussed in "--California Mineral Propertys" above, in October 1998, the Company entered into an exploration license with respect to a heavy mineral sand stockpile near Ione, California. The license, which allows the Company to explore and test for heavy minerals, has a one-year term and includes an option to enter into a production agreement with the licensee to extract heavy minerals from the sand stockpile. See "Item 2 Properties." The Company has drilled 23 auger holes in the property; preliminary testing of the resulting samples indicates that the sands grade from 14% to 31% total heavy minerals with approximately 250,000 tons of ilmenite present. During 1999, the Company intends to drill additional holes to define the heavy mineral stockpile area, assess potential environmental implications of processing the stockpile, and conduct mineral processing tests to determine product marketability. If the exploratory work on the property indicates that it can be economically developed, the Company intends to exercise its option with respect to the production agreement and commence processing in late 1999 or early 2000, subject to, among other things, the price of and demand for extractable heavy minerals and the Company's ability to obtain necessary financing, permits and governmental approvals.

         During 1998, the Company incurred $68,344 in deferred exploration expenditures on the California Mineral Property. Expenditures were incurred for the exploration license, auger hole drilling, sampling, sample analysis and assay, and related exploration activities.

Subsidiaries.

         Altair International Inc.1 was incorporated under the laws of the province of Ontario, Canada in April 1973. The Company currently has two wholly-owned subsidiaries, Fine Gold Recovery Systems, Inc., a Nevada corporation ("Fine Gold"), and Mineral Recovery Systems, Inc., a Nevada corporation ("MRS"), and four indirect wholly owned subsidiaries, California Recovery Systems, Inc., a Nevada corporation, Altair Technologies, Inc., a Nevada corporation, Tennessee Valley Titanium, Inc., a Nevada corporation, and 660250 Ontario Limited, and Ontario Corporation. The Company also owns approximately 99% of the capital stock of Intercontinental Development Corporation. "-Technology and Proprietary Rights"

         Fine Gold was acquired by the Company in April 1994. Fine Gold is, for accounting purposes, a development stage company with no operating revenues earned to date. The Company's acquisition of TMI in February 1996 was effected by merging TMI with and into Fine Gold (the "TMI Merger"). Fine Gold also now includes the operations of a wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc., which was merged with and into Fine Gold in June 1996. As discussed below, another wholly-owned subsidiary of the Company, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. The Company intends that Fine Gold will hold and maintain Jig technology rights, including patents, and will enter into a royalty arrangements to allow MRS to develop and commercially utilize the Jig.

         MRS was incorporated by the Company in April, 19872. MRS previously has been involved in the exploration for minerals and development of unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. The Company currently intends that MRS will arrange for the manufacture of the Jig for commercial sales, rental or royalty arrangements with end users. In addition, MRS currently holds, directly or indirectly, all of the Company's interest in the Mineral Properties, and the Company intends that MRS will continue to lease or acquire and develop mineral properties in the future, particularly properties that contain mineral resources that may be processed with the Jig.

         California Recovery Systems, Inc. holds the company's exploratory rights with respect to the California Mineral Property. The remaining indirect 100% owned subsidiaries do not presently have any assets or operations.

Government Regulation and Environmental Concerns.

         Government Regulation. The Company's exploration of the Mineral Properties and testing of the Jig are, and any future testing, construction or mining activities of the Company will be, subject to a number of federal, state, and local laws and regulations concerning mine and machine safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the
Comprehensive Environmental Response Compensation Liability Act. Such laws require that the Company take steps to, among other things, maintain air and water quality standards, protect threatened endangered and other species of wildlife and vegetation, preserve certain cultural resources, and reclaim exploration, mining and processing sites. These laws are continually changing and, as a general matter, are becoming more restrictive.

         Compliance with federal, state, or local laws or regulations represents a small part of the Company's present budget; nevertheless, continued compliance may be extremely costly, especially if the Company actually commences extraction operations on the Tennessee Mineral Property or the California Mineral Property. If the Company fails to comply with any such laws or regulations, a government entity may levy a fine on the Company or require the Company to take costly measures to ensure compliance. Any such fine or expenditure may adversely affect the Company's development.

         The Company is committed to complying with and, to its knowledge, is in compliance with all governmental regulations. The Company's primary product, the Jig, does not require the addition of chemicals in its processing of minerals. The Company cannot, however, predict the extent to which future legislation and regulation could cause

--------------------------

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

         Environmental Regulation and Liability. Any proposed mining or processing operation on the Mineral Properties or any other property acquired by the Company will be subject to federal, state, and local environmental laws. Under such laws, the Company may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on either of the Mineral Properties or any other property used by the Company, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous Substances"). Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of Hazardous Substances. The Company might use Hazardous Substances and, although the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, Companies engaged in mineral exploration and processing are inherently subject to substantial risk that environmental remediation will be required.


Employees.

         The business of the Company is currently managed by Dr. William P. Long, President and Chief Executive Officer of the Company and Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold. In addition, Altair employs a Vice President of Marketing, and MRS employs a Director of Finance, a senior process engineer, a process engineer, a metallurgist, a geologist, a controller and a part-time employee in an office management and administrative assistance capacity. There are no other employees of the Company or its subsidiaries.

         Other than the employment agreements of Dr. Long and Mr. Costin described below, and the employment agreement with the Vice President of Marketing and the Director of Finance, there are no written employment agreements between the Company or its subsidiaries and their respective personnel. See "Item 11. Executive Compensation -- Employment Agreements." The future success of the Company will depend, in part, on its ability to attract and retain highly qualified technical, marketing and management personnel. There is no assurance the Company will be successful in retaining or attracting highly qualified individuals in key positions. See "Factors That May Affect Future Results--Dependence on Key Personnel."

Glossary of Terms.

         Amenability means responsiveness of an ore deposit to processing.

         Ash means inorganic residue remaining after coal combustion. Ash is an undesirable component of coal because it reduces thermal value and produces a waste product after combustion.

         Assay means to analyze an ore or other substance to determine the presence, absence, and quantity of one or more components.

         Beneficiate means to improve the grade of ore by processing.

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

         Ilmenite means a titanium-bearing oxide mineral containing variable percentages of iron and used as a raw material in the production of titanium pigments.

         Mesh means one of the openings or spaces in a screen. The value (size) of the mesh is given as the number of openings per linear inch.

         Mill means a building with machinery for processing ore. Dry mill refers to heavy minerals sand processing of dry materials. Wet mill refers to heavy minerals sand process of material that are mixed with water in slurry.

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

         Placer means deposits of sand, gravel and other detrital or residual material containing a valuable mineral which has accumulated through weathering and natural mechanical concentration processes. A placer mine is an operation that recovers certain valuable minerals based on differences in specific gravity.

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

Forward-looking Statements.

         This  Form  10-K  contains  various  forward-looking  statements.  Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in this section and other cautionary statements throughout this Form 10-K and the Company's other filings with the Commission. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Form 10-K or any other applicable filings materializes, or any other underlying assumptions prove incorrect, the Company's actual results may vary materially from those anticipated, estimated, projected, or intended.

         Among the key factors that may have a direct bearing on the Company's operating results are risks and uncertainties described under "Factors That May Affect Future Results," including those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the Jig, development risks associated with the Mineral Properties, and uncertainties regarding the Company's ability to obtain capital sufficient to continue its operations and pursue its proposed business strategy.

Factors that May Affect Future Results.

---------------------------------------------
Risk Factors Related to the Company Generally
---------------------------------------------

         Absence of Operating Revenues or Profits. The Company is a development stage company. To date, the Company has not generated revenues from operations or realized a profit. The Company is presently investing substantial resources in the testing and development of the Jig and the exploration of the Mineral Properties. There can be no assurance that the Jig, the Mineral Properties, or any other project undertaken by the Company will ever enable the Company to generate revenues or that the Company will at any time realize a profit from operations.

         Possibility of Continuing Operating Losses. The Company has experienced a loss from operations in every fiscal year since its inception. The Company's losses from operations in 1997 were $1,831,471 and its losses from operations in 1998 were $1,762,088. Consistent with its history, the Company expects to experience a net loss from operations during 1999. The Company will continue to experience a net operating loss until, and if, the Jig and/or the Mineral
Properties begin generating revenues for the Company. Even if the Jig or the Mineral Properties begin generating revenues, such revenues may not exceed the costs of production. Accordingly, the Company cannot provide assurance that it will ever realize a profit from operations.

         Risks Associated With Sufficiency and Price of Capital. The Company's existing capital may prove insufficient to complete testing and development of the Jig or exploration of the Mineral Properties. This insufficiency may be caused by numerous factors, including without limitation, unanticipated expenses associated with developing the Jig or exploring the Mineral Properties, the Company's inability to locate and reach an agreement with a company willing to manufacture the Jig at a reasonable price, or the need for a radical change in the design of the Jig.

                  If the Company determines to construct and operate a mine on the Tennessee Mineral Property or the California Mineral Property, the Company's existing capital will be inadequate to complete construction of the mine and commencement of operations. In addition, the Company may need additional capital for necessary or discretionary acquisitions of equipment, properties, intellectual property rights or companies. General and industry market factors or other unforeseen events may also affect the Company's use of and need for capital.

                  If the Company needs additional capital, it may not to be able obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include, without limitation, the following:

      o  market  factors   affecting  the   availability  and  cost  of  capital
         generally;
      o  the performance of the Company;
      o  the size of the Company's capital needs;
      o  the market's perception of mining, technology, and or minerals stocks;
      o  the economics of projects being pursued; and
      o industry perception of the Company's ability to recover minerals with the Jig or otherwise.

If the Company is unable to obtain sufficient capital or is forced to pay a high price for capital, the Company may be unable to complete testing and production of the Jig, exploration and development of the Mineral Properties, or otherwise pursue and fully exploit existing or future development opportunities. In addition, because of their size, resources, history and other factors, certain competitors of the Company may have better access to capital than the Company and, as a result, may be able to exploit opportunities more easily or thoroughly than the Company.

         Government Regulation. The Company's exploration of the Mineral Properties and testing of the Jig are, and any future testing, construction or mining activities of the Company will be, subject to a number of federal, state, and local laws and regulations concerning mine and machine safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the
Comprehensive Environmental Response Compensation Liability Act. Such laws require that the Company take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, and reclaim exploration, mining and processing sites. These laws are continually changing and, as a general matter, are becoming more restrictive.

                  Compliance with federal, state, or local laws or regulations represents a small part of the Company's present budget; nevertheless, continued compliance may be extremely costly, especially if the Company actually commences mining operations on the Tennessee Mineral Property or the California Mineral Property. If the Company fails to comply with any such laws or regulations, a government entity may levy a fine on the Company or require the Company to take costly measures to ensure compliance. Any such fine or expenditure may adversely affect the Company's development.

         Enforceability of Civil Liabilities Against Foreign Persons. The Company is an Ontario corporation, and a majority of its directors are residents of Canada. In addition, certain of the Company's experts (including its principal accountants and Canadian legal counsel) are located in Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the United States securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against the Company or its directors, officers, or experts predicated upon United States securities laws.

         Dependence on Key Personnel. The continued success of the Company will depend to a significant extent on the services of Dr. William P. Long, President and Chief Executive Officer of the Company, and Mr. C. Patrick Costin, Vice President of the Company and President of Fine Gold and MRS. The loss or unavailability of Mr. Long or Mr. Costin could have a material adverse effect on the Company. The Company does not carry key man insurance on the lives of such key officers.

                  In addition to the individuals identified above, the Company employs a Vice President of Marketing, Director of Finance, controller, senior process engineer, process engineer, metallurgist, geologist, and administrative assistant. The Company has no other employees. Aside from Dr. Long, Mr. Costin, the Vice President of Marketing, and the Director of Finance, the Company has no employment agreements with any of its personnel. Competition for such personnel is intense, and the Company can provide no assurance that it will be able to attract and maintain all personnel necessary for the development and operation of its business.

         Acquisition Risks. The Company is currently evaluating, and plans to continue to evaluate, licensing or acquiring additional mining products or properties. The Company also plans to remain open to acquiring, or developing strategic relations with, other companies that have products, manufacturing capabilities, or other qualities that are compatible with the Company's business objectives. The Company must compete for attractive acquisition or strategic alliance candidates with numerous other companies, many of whom have significantly greater financial and technological resources than the Company. In addition, to the extent the Company is in a competitive position, it may fail to identify or consummate acquisition or strategic alliance opportunities.

                  Even if the Company identifies and completes such alliances, consummation thereof may require the Company to incur additional debt, amortize expenses related to goodwill and intangible assets, or issue dilutive equity securities, all of which could adversely affect the Company's operating results or financial condition. In addition, a failure by the Company to integrate its operations with that of an ally or acquisition target may adversely affect operating results. Disruptions in operations are likely to be especially severe during the fiscal quarters immediately following any acquisition or alliance transaction, while the operations of the acquired or combined business are being integrated into the Company's operations.

         Possible Issuance of Substantial Amounts of Additional Shares Without Stockholder Approval. The Company's Articles of Incorporation authorize the issuance of an unlimited number of shares of Common Stock. All such shares may be issued without any action or approval by the Company's stockholders. In addition, the Company has two stock option plans which have potential for diluting of the ownership interests of the Company's stockholders. The issuance of any additional shares of Common Stock would further dilute the percentage ownership of the Company held by existing stockholders.

         Volatility of Stock Price. The Common Stock was listed on the Alberta Stock Exchange through April 23, 1998 and has been listed on the Nasdaq National Market since January 26, 1998. Between March 24, 1997 and January 23, 1998, the Common Stock was listed on the Nasdaq SmallCap Market. Trading in the Common Stock has been characterized by a high degree of volatility. See "Price Range of Common Stock." Trading in the Common Stock may continue to be characterized by extreme volatility for numerous reasons, including the following:

         o   The continued absence of any revenues from the Jig;

         o Uncertainty regarding the viability of mining the Tennessee Mineral Property or the California Mineral Property;

         o Continued dominance of trading in the Common Stock by a small number of firms;

         o   Positive   or  negative   announcements   by  the  Company  or  its
             competitors;

         o Industry trends, general economic conditions in the United States or elsewhere, or the general markets for equity securities, minerals, and commodities;

         o The announcement of financial or research and development results that differ from analyst and investor expectations, regardless of the health of the Company;

         o   Significant changes in future prospects of the Company; and

         o Speculation by short sellers of shares of Common Stock or other persons who stand to profit from a rapid increase or decrease in the price of the Common Stock.

         Shares Eligible for Future Sales. The resale of "restricted securities" as well as securities held by "affiliates" of the Company, is generally subject to the provisions of Rule 144 ("Rule 144") promulgated under the Securities Act of 1993, as amended (the "Securities Act"). In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least one year (including the holding period of any prior owner except an affiliate), including persons who may be deemed "affiliates" of the Company, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common shares then outstanding or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. In addition, a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owners except an affiliate), would be entitled to sell such shares under Rule 144(k) without regard to the requirements described above. The Company is unable to predict the effect that future sales under Rule 144 may have on the then prevailing market price of the Common Stock.

                  In addition, shares issued upon exercise of options granted pursuant to the Company's employee stock option plans are presently registered under the Securities Act. Subject to certain restrictions on resale by affiliates, such shares may be sold without restriction. The sale of any substantial number of shares of Common Stock will have a depressive effect on the market price of the Common Stock.

         Absence of Dividends The Company has never declared or paid dividends on the Common Stock. Moreover, the Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying dividends on the in the Common Stock in the foreseeable future.

--------------------------------------------------------
Risk Factors Primarily Related to Development of the Jig
--------------------------------------------------------

         Capacity Limitations of the Series 12 Jig. To date, the Company has developed and tested a lower-capacity Series 12 Jig and a higher-capacity Series 30 Jig. Test results on the Series 12 Jig, designed to be capable of processing approximately 120 tons of solids per day, suggest that commercial use of the Series 12 Jig is technically feasible. Nevertheless, the designed capacity of the Series 12 Jig is too small for coal washing, heavy minerals extraction, and most other intended applications of the Jig, except use in small placer gold mines or similar operations. Even if the Series 12 Jig performs to design specifications in subsequent tests or at a commercial facility, the Company believes that, because of its small capacity, the potential market for the Series 12 Jig is limited.

         Testing Status of the Series 30 Jig--Mineral Sands Processing. The Series 30 Jig is designed to process approximately 500 tons of solids per day.

The Company believes that this designed capacity is sufficient for heavy mineral sands processing and many other intended commercial applications. Having completed an initial set of tests on the Series 30 Jig at a heavy minerals sand processing facility in Northern Florida, the Company hopes that it can begin marketing the Series 30 Jig for heavy mineral sands recovery during 1999. Nevertheless, the Company can provide no assurance that the Series 30 Jig will prove attractive to potential end users. Even if the Company is successful in leasing the Series 30 Jig to end users, the Company can provide no assurance that, once installed in uncontrolled operational environments, the Series 30 Jig will prove efficient, durable, or cost-effective enough to satisfy the expectations of end users. In addition, the introduction of new technologies by competitors could render the Series 30 Jig or larger Jig obsolete or unmarketable or require costly alterations to make it marketable.

         Testing Status of the Series 30 Jig--Coal Washing. With respect to coal washing, the larger volume series 30 Jig has not yet been tested to evaluate its ability to operate at a commercial production facility. The Company expects to have installed a Series 30 Jig at an independent coal production facility during 1999, and expects that testing will take a minimum of six months. Depending upon the results of such testing, the Company hopes to begin marketing the Series 30 Jig for coal washing within three months of the date such testing is complete. Nevertheless, the test results may indicate that the Series 30 Jig is not capable of processing the volume of coal it is designed to process or capable of removing fine pyrite particles and ash from coal fines with acceptable efficiency or with reasonable maintenance costs. If not, the Company expects that marketing of the Series 30 Jig for coal washing will be delayed. Moreover, even if the Series 30 Jig or larger Jig performs to design specifications in a controlled test in a production facility, the Series 30 Jig may not wash coal fines in a cost-effective manner outside the test environment, prove sufficiently durable, or otherwise prove attractive to end users. In addition, the introduction of new technologies by competitors could render the Series 30 Jig or larger Jig obsolete or unmarketable or require costly alterations to make it marketable.

         Risks Upon Completion of Testing. Although test results from controlled tests on the Series 30 Jig suggest that it is capable of separating valuable heavy minerals from mineral sands and removing fine pyrite particles and ash from coal fines, the Series 30 Jig has not been operated as part of an actual commercial mineral processing or coal production facility. When integrated into an actual commercial operations, the Series 30 Jig:

         o   may not be able to process sand or coal at its design capacity;

         o may not recover a commercially valuable end product at a commercial viable rate when processing mineral sands or coal;

         o may break down frequently or otherwise be too costly to operate and maintain;

         o may be displaced or rendered obsolete by the introduction of competing technologies or jigs and may be incompatible with developing mining or extraction processes; and

         o may be rendered obsolete by the absence of demand for heavy minerals, coal, or other end product of processing.

         Competition From Alternative Technologies. The centrifugal jig process may not prove superior, either technically or commercially, to alternative technologies. As explained in "Competition--Alternative Technologies" on page 7, various mineral processing technologies perform many functions similar or identical to those for which the Jig is designed. The Company believes that, in certain applications, the Jig may prove more efficient, cost effective, or adaptable than spirals and cones, froth flotation devices, or heavy media separation devices. Nevertheless, results from further tests or actual operations may reveal that these alternative technologies are better adapted to any or all of the uses for which the Jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative technologies as technically superior to, or more cost effective than, the Jig.

         Competition From Other Jig-like Products. The Company believes that the Jig currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh, including the Kelsey Jig, Falcon concentrators and the Knelsen batch concentrator unit, which are currently being used worldwide. See "Factors That May Affect Future Results--Competing Products and Alternative Technologies." Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the Jig. According to the Kelsey jig's manufacturer, Geo Logics

Pty. Ltd., Kelsey jigs are in service at 20 plants worldwide. In addition, Falcon, a Canadian company, produces a small batch concentrator as well as a machine which is used mainly for pre-concentration and scavenging. Their principal applications to date have been in the gold and tantalum industries. There also exists a batch concentrator known as the Knelsen Bowl. Knelsen units have been installed in various mining applications, primarily gold, throughout the world. Competitors, many of whom may have significant capital and resources, may develop, or be in the process of developing, superior or less expensive alternatives to the Jig.

         Dependence on Commodities Markets. If the Jig is successfully developed and manufactured, the Company intends to use the Jig, or lease the Jig for use, to separate and recover valuable, heavy mineral particles. Active international markets exist for gold, titanium, zircon, and many other minerals potentially recoverable with the Jig. Prices of such minerals fluctuate widely and are beyond the control of the Company. A significant decline in the price of minerals capable of being extracted by the Jig could have significant negative effect on the value of the Jig. Similarly, a significant decline in the price of minerals being produced or expected to be produced on the Tennessee Mineral Property or California Mineral Property could have a significant negative effect on the viability of a mine or processing facility on either such property. In addition, because the Company intends to market the Jig primarily to mining companies, a general economic downturn in the mining or mineral industries may have a material adverse effect on the Company.

         Dependence  on  Third  Party   Manufacturers.   The  Company  currently
contracts on a per-unit basis with a machine shop located in central Tennessee for assembly of the Jig but has no long-term contract with such entity. If the Company completes testing of the Jig and develops a final production model, the Company does not currently have the know-how or resources to establish its own manufacturing facility. Management is considering options for manufacture of the Jig, including manufacturing under a long-term contract or through an exclusive licensing arrangement or joint venture. The Company may not be able to obtain adequate manufacturing capacity. Moreover, even if a manufacturer is found, it may not be able to cost-effectively produce affordable, high-quality units capable of sustaining continuous operations with low maintenance costs in a production environment.

         Patents for the Centrifugal Jig. Initial patents on the Jig have been issued in the United States, South Africa, United Kingdom, Australia and Canada. These patents expire on various dates between May 1999 and December 2000. A series of second patents have been issued with respect to a critical component of the Jig in the United States, South Africa, Japan, Europe, Australia, Canada, United Kingdom, Germany and France. These patents expire on various dates between January 2010 and January 2011. The Company filed an application in the United States seeking a third patent for a recently developed component of the Jig on May 15, 1997. Patents on the same component have been issued in Europe, Australia, Japan, South Africa, Canada and Brazil with expiration dates between April and November 2018.

                  The Company can provide no assurance that pending patent applications will be granted. In addition, persons in countries in which the Company has not patented the Jig or certain critical components may develop and market an infringing product. The cost of enforcing patents outside of North America, and similar obstacles, may limit the Company's ability to enforce its patents and keep infringing products out of the market for the Jig.

------------------------------------------------------------------------
Risk Factors Primarily Related to Development of the Minerals Properties
------------------------------------------------------------------------

                  Exploratory Stage of Development--Tennessee Mineral Property. The Tennessee Mineral Property is currently in the exploratory stage. An independent consultant hired by the Company has completed a pre-feasibility study on the Tennessee Mineral Property, which study concludes sands on the Tennessee Mineral property contain commercial quantities of heavy minerals. The preliminary study further concludes that the sands can be economically mined to produce commercial grade products and that established markets exist for such products. Based on these results, the Company has determined to commence a feasibility study of the Tennessee Mineral Property.

         The feasibility study, commenced during August 1998, will involve the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee Mineral Property. The Company expects that completion of a feasibility study will take 12-18 months and that, if the feasibility study suggests that cost-effective mining of the Tennessee Mineral Property is feasible, a mine would not be operational for 24-36 months after completion of the study. The pre-feasibility testing or the feasibility study may indicate that the Tennessee Mineral Property does not contain minable quantities of heavy minerals or that such deposits are not amenable to large-scale, low-cost mining, as contemplated by the Company. Even if the testing and studies suggest that mining is economically feasible on the Tennessee Mineral Property, the Company can provide no assurance that it will be able to obtain the capital, resources, and permits necessary to mine the Tennessee Mineral Property. Moreover, market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee Mineral Property, may adversely affect the development of mining operations on such property.

         Uncertainty of Obtaining Environmental Permits for the Tennessee Mineral Property. In order to begin construction and mining on the Tennessee Mineral Property, the Company may have to obtain a number of federal, state, and local permits, none of which the Company has obtained. Because the Company has not yet commenced design of a mining facility in the Tennessee Mineral Property, the Company is not in a position to definitively ascertain which federal, state and local mining and environmental laws or regulations would apply to a mine on the Tennessee Mineral Property. Nevertheless, the Company anticipates that compliance with the Clean Air Act, the Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act would be necessary if the Company determined to commence construction and operation of a mine on the Tennessee Mineral Property. See "--Government Regulation."

                  In addition to these federal laws and regulations, the Company anticipates that, if the Tennessee Property is developed, the Company will be required to obtain a surface mining permit from the State of Tennessee under the Tennessee Mineral Surface Mining Law of 1972. The application for such a permit must be preceded by public notice and must include, among other things, a filing fee, a reclamation and revegetation plan, and a bond to cover the costs of reclamation. Moreover, absent definitive plans for a mining operation on the Tennessee Mineral Property, the Company cannot determine what such operation's water needs or discharge levels would be. Nevertheless, the Company anticipates that it will be required to obtain a water discharge permit under the Tennessee Water Quality Control Act. The Company can provide no assurance that it will be able to obtain the federal and state permits necessary to construct and operate a mine on the Tennessee Mineral Property.

         The Company is not aware of any existing local land use restrictions that would prevent or affect mining operations on the Tennessee Mineral Property. Nevertheless, in the absence of a detailed plan for a mining operation on the Tennessee Mineral Property, the Company has not held discussions with State and local officials regarding land use issues and can provide no assurance as to their response any proposed mining operation.

         Exploratory Stage of Development--California Mineral Property. Altair acquired leasehold rights to the California Mineral Property during October 1998 and immediately commenced initial testing of the stockpiles located on such property. Such initial testing involves drilling holes to collect samples for use in defining the stockpile base and, assuming the analysis of such samples yields favorable results, experiments regarding the ease with which constituent heavy minerals--particularly ilmenite--can be separated out and extracted. If such initial tests suggest that valuable heavy minerals can be cost effectively extracted, Altair plans to begin designing and pricing the equipment necessary to process minerals on the California Mineral Property. Assuming Altair is able to design and obtain all necessary equipment at a reasonable price and in a timely manner, Altair anticipates that mineral processing operations on the California Mineral Property would commence as early as the end of 1999 or the first quarter of 2000. Nevertheless, the initial testing may reveal that the stockpiles on the California Mineral Property do not contain a sufficient volume or density heavy minerals or that constituent valuable heavy minerals can not be cost effectively extracted. Even if the testing suggests that mineral processing is economically feasible, Altair may be unable to obtain necessary equipment at the projected price, and the revenues generated by such mineral processing may be insubstantial. Moreover, the Company may be unable to obtain the capital, resources, and permits necessary to process minerals on the California Mineral Property, and market factors, such as a decline in the price of, or demand for, minerals recoverable at the California Mineral Property, may adversely affect the development of mineral processing operations on such property.

         Absence of Detailed Plans for the California Mineral Property. The Company is not aware of specific circumstances which would significantly delay, or increase the cost of, developing the California Mineral Property; however, the Company has not obtained sufficient mineral and economic feasibility information to develop definitive

plans with respect to the precise design and nature of mineral processing operations, if any, on the California Mineral Property. The specific details of such plans will largely determine the cost and difficulty of complying with governing environmental and land use laws. Significant factors the Company has not explored include the following:

         o        The  Company  has  not  commenced  any of  the  environmental, cultural, and other studies required by governing environmental and regulatory laws. Such studies are designed to reveal the existence of factors that may increase the cost and difficulty of obtaining necessary permits and approvals.

         o The Company has not reviewed State of California or local environmental or land use laws to determines what permits would be necessary to conduct mineral processing operations on the California Mineral Property or what restrictions may increase the cost of, or prevent, planned mineral processing activities. In general, land use and environmental restrictions in California are strict and may be cost prohibitive.

         o Absent definitive plans for a mineral processing operation on the California Mineral Property, the Company cannot determine what such operation's water needs or discharge levels would be. Depending on the nature of water use at the proposed mineral processing site, the Company may be required to obtain a water discharge permit under California's water control laws.

         Uncertainty of Obtaining Environmental Permits for the California Mineral Property. In order to begin processing the stockpiles on the California Mineral Property, the Company may have to obtain a number of federal, state, and local permits, none of which the Company has obtained. Because the Company has not yet commenced design of a mineral processing facility, the Company is not in a position to definitively ascertain which federal, state and local mining and environmental laws or regulations would apply to a mineral processing facility on the California Mineral Property. Nevertheless, the Company anticipates that compliance with the Clean Air Act, the Clean Water Act, the Resource
Conservation  and  Recovery  Act,  the  Comprehensive   Environmental   Response
Compensation Liability Act, and applicable state and local laws would be necessary if the Company determined to commence construction and operation of a mineral processing facility on the California Mineral Property. See "--Government Regulation."

         Environmental Liability on Mineral Properties. Any proposed mining or processing operation on the Tennessee Mineral Property, the California Mineral Property, or any other property acquired by the Company will be subject to federal, state, and local environmental laws. Under such laws, the Company may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on either of the Mineral Properties or any other property used by the Company, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous
Substances"). Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of Hazardous Substances. The Company might use Hazardous Substances and, although the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, Companies engaged in mineral exploration and processing are inherently subject to substantial risk that environmental remediation will be required.

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

         Fine Gold and MRS lease 5,700 square feet of office space at 230 South Rock Boulevard, Suite 21, Reno, Nevada 89502. The lease for the Reno, Nevada offices expires on January 31, 2000. MRS leases approximately 1,550 square feet of laboratory space at 7950 Security Circle, Reno, Nevada 89506, for its Jig testing operations. The test facility lease may be terminated by either party upon eight weeks prior written notice. Management believes that the existing offices and test facilities of the Company and its subsidiaries are adequate for their current needs. In the event that alternative or additional office space is required, the Company believes it could obtain additional space on commercial acceptable terms.

         The Tennessee Mineral Property consists of approximately 13,600 acres of real property located near Camden, Tennessee, which MRS leases (or has binding commitments to lease) from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See Note 6 to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided the Company is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The mineralized deposit on the Tennessee Mineral Property has not yet proven to be a reserve, and the Company's operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Mineral Property." The Tennessee Mineral Property is accessed by public roads and, to the Company's knowledge, has not been used in prior mining operations.

         The California Property consists of a heavy mineral sand stockpile located near Ione, California. A subsidiary of MRS, California Recovery Systems, Inc. ("CRS"), has an exploration license effective as of October 1, 1998 with the property owner which gives CRS the right to prospect and explore for heavy minerals and evaluate the property as a situs of an operation for extracting, processing and shipping of heavy minerals. The license has a term of one year and also grants CRS the option to enter into a production agreement with the property owner, pursuant to which CRS is granted a right to process the stockpile in exchange for a fixed mineral royalty payment plus an additional production based royalty. The production agreement has been executed by both parties and placed in escrow. CRS may exercise its option with respect to the production agreement at any time during the term of the license. The production agreement has a term of ten years with options to extend if CRS is not in default and minerals are being extracted in commercial quantities. The mineralized deposit on the California Mineral Property has not yet proven to be a reserve and the Company's operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--California Mineral Property." The California Mineral Property is accessed by public roads and is a stockpile of material removed from sand ores used by a glass sand mining operation in the area.

         During 1997 and 1998, the Company incurred $480,244 and $793,251 respectively in deferred exploration expenditures on the Mineral Property. Expenditures were incurred on leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies, and other related exploration activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1998 fiscal year.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Shareholder
         -----------------------------------------------------------------------
         Matters
         -------

Market Price

         In the United States, prior to March 23, 1997, the Common Stock was listed under the symbol "AIGDF" on the over-the-counter bulletin board maintain by the National Association of Securities Dealers the ("OTCBB"). The prices listed below represent the closing high and low bid prices for the Common Stock on OTCBB during the period from January 1, 1997 through March 23, 1997. The bid prices set forth below are market quotations based on interdealer bid prices, without markup, markdown or commission, and may not represent actual transactions.



Fiscal Year Ended December 31, 1997:                 Low               High
                                              -----------------   --------------

    1st Quarter (through March 23, 1997)...         $6.50            $11.375


         From March 24, 1997 until January 23, 1998, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "ALTIF." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the Nasdaq SmallCap Market:



Fiscal Year Ended December 31, 1997:                 Low               High
                                               ---------------   ---------------
         1st Quarter (beginning March 24,
         1997)..............................       $8.5625            $12.25
         2nd Quarter........................        4.75                9.625
         3rd Quarter........................        5.125               9.875
         4th Quarter........................        7.75               16.625



Fiscal Year Ended December 31,  1998

         1st Quarter (through January 23,
         1998)..............................      $13.75              $15.625


         Beginning on January 26, 1998, the Common Stock began trading on the Nasdaq National Market under the symbol "ALTIF." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the Nasdaq National Market.


Fiscal Year Ended December 31, 1998                   Low               High
                                                ---------------   --------------
         1st Quarter (beginning January 26,
         1998)..............................       $8.125             $15.625
         2nd Quarter........................        7.00                9.625
         3rd Quarter........................        3.00               10.25
         4th Quarter........................        5.875               8.625


The last sale price of the Common Shares, as reported on the Nasdaq National Market, on March 15, 1999 was $7.125 per share.

Outstanding Shares and Number of Shareholders.

         As of March 15, 1999, the number of shares of Common Stock outstanding was 15,174,915 held by 479 holders of record. In addition, as of the same date, the Company has reserved 3,418,000 shares of Common Stock for issuance upon exercise of options that have been, or may be, granted under its employee stock option plans.

Dividends

         The Company has never declared or paid dividends on the Common Stock. Moreover, the Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Transfer Agent and Registrar

         The Transfer Agent and Registrar for the Common Stock is Equity Transfer Services, Inc., Suite 420, 120 Adelaide Street West, Toronto, Ontario, M5H 4C3.

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


Item 6.  Selected Financial Data
         -----------------------

         The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the periods indicated. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which differ in certain respects from those in the United States. See Note 15 of Notes to Consolidated Financial Statements included herein for certain reconciliations to accounting principles generally accepted in the United States ("U.S. GAAP").

The selected financial data should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included herein. All amounts are stated in U.S. dollars.

                                                                    Year Ended December 31,
                                              -------------------------------------------------------------------
                                                  1998          1997          1996         1995          1994
                                              ------------   -----------   ----------   -----------  ------------
Statements of Operations:
  Revenues from Operations................... $        -0-   $       -0-   $      -0-  $        -0-  $        -0-
  Operating Expenses..........................   2,064,960     1,858,033    1,335,725       438,103       573,049
  Interest Expense............................      32,165        43,497       19,373           -0-           -0-
  Interest Income.............................    (335,037)      (70,059)     (27,872)       (1,000)         (979)
                                              ------------   -----------   ----------   -----------  ------------
  Net Loss....................................$  1,762,088   $ 1,831,471   $1,327,226   $   437,103  $    572,070
                                              ============   ===========   ==========   ===========  ============
  Loss per Common Share.......................$      (0.13)  $     (0.13)  $    (0.12)  $     (0.07) $      (0.12)
                                              ============   ===========   ==========   ===========  ============
  Cash Dividends declared per Common Share....$        -0-   $       -0-   $      -0-   $       -0-  $        -0-
                                              ============   ===========   ==========   ===========  ============
  Deficit, Beginning of Year..................$  6,303,879   $ 3,956,564   $3,332,064   $ 2,894,961  $  2,322,891
  Net Loss....................................   1,929,539     1,831,471      624,500       437,103       572,070
  Other Expense (Income) .....................     411,603       515,844          -0-           -0-           -0-
                                              ------------   -----------   ----------   -----------  ------------
  Deficit, End of Year........................$  8,645,021   $ 6,303,879   $3,956,564    $3,332,064  $  2,894,961
                                              ============   ===========   ==========   ===========  ============
Balance Sheet Data:
  Working Capital ............................$  2,991,707   $ 7,480,153  $ 2,974,955  $    313,502  $   (113,116)

  Total Assets................................   8,712,052    13,125,804    8,042,888       975,259       384,923
  Long-term Obligations.......................         -0-       602,451      269,685           -0-           -0-
  Current Liabilities.........................     239,512       712,810      308,762        90,910       164,011
  Net Stockholders' Equity....................   8,472,540    11,810,543    7,464,441       884,349       220,219

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
          ----------------------------------------------------------------------
         of Operations.
         --------------

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         From inception through the end of 1993, the Company's business consisted principally of the exploration of mineral properties for acquisition and development. During 1994, the Company's focus changed as it became engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles including gold, titanium, zircon and environmental contaminants. Nevertheless, the Company continues exploring mineral properties suitable for development using the Company's patented mineral processing equipment.

         On November 15, 1994, the Company executed an option agreement to acquire TMI, a development stage enterprise which owned all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. The Company funded $373,955 of option-related costs during 1994 and 1995. Subsequently, during early 1996, the Company renegotiated the acquisition agreement and acquired all of the outstanding common stock of TMI. The acquisition was accounted for as a purchase by the Company, which agreed to issue to TMI's shareholders 1,919,957 shares of the Common Stock over a five-year period and 580,000 warrants entitling the holder to purchase one share of Common Stock for $2.00 (Canadian) until March 1, 1997. The effective purchase price of TMI was $3,732,450. This consisted of the issuance to the former TMI shareholders of Common Stock valued at $2,521,469 (1,919,957 shares of Common Stock with a deemed value of $1.31 per share) and the assumption of TMI's assets and liabilities, with liabilities exceeding assets by $1,210,981 at February 29, 1996. The purchase price was allocated to Jig patents and development costs.

         Of the 580,000 Series E Warrants issued, 561,585 were exercised prior to January 31, 1997; the remaining 18,415 warrants have been canceled. Of the

1,919,957 shares of Common Stock initially deposited into escrow, in connection with the TMI Merger, 749,957 shares have been released pursuant to the terms of the governing agreements, 180,765 were released pursuant to a settlement agreement dated March 19, 1998 (the "Settlement"), and 723,065 shares were canceled pursuant to the Settlement. The remaining 266,170 shares remain in escrow subject to a Performance Escrow Agreement dated February 29, 1996 ("Performance Escrow Agreement"), which provides for release of one share of Common Stock for each $1.80 in cash flow received by Altair, provided that no more than one-third of the original number of shares of Common Stock escrowed may be released in any one year over the first three years of the escrow. Shares of Common Stock still in escrow at the end of five years may be canceled by the Alberta Stock Exchange.

         Prior to 1994, the Company operated its minerals business with the intent of receiving income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. The Company has received no royalty income in the past, and at present, there are no business arrangements or joint venture prospects involving the Company's properties or potential property sales from which the Company expects to receive income. The Company continues to explore mineral properties, such as the Tennessee Mineral Property, but its exploration efforts are primarily focused on locating property suitable for development using the Jig.

Results of Operations.

Fiscal Years 1998, 1997 and 1996

         The Company has earned no revenues to date. Operating losses before extraordinary items totaled $1,762,088 ($0.13 per share) for the 1998 fiscal year, $1,831,471 ($0.13 per share) for the 1997 fiscal year, and $1,327,226
($0.12 per share) for the 1996 fiscal year. Principal factors contributing to the losses during these periods were the absence of revenues coupled with the incurrence of operating expenses.

         Operating expenses increased from $1,335,725 during 1996 to $1,858,033 during 1997 and to $2,064,960 during 1998. Of these amounts, amortization of the Company's assets (including Jig patents) represented $385,633, $590,831 and $556,626 during 1996, 1997 and 1998, respectively. During 1998, the Company increased the amount of test and development work on the Series 30/16 Jig, began testing of potential new applications for it, initiated the preliminary design work for a larger capacity Jig, commenced exploration in California, and increased its exploration efforts in Tennessee. This higher level of activity caused a direct increase in testing, research, and development costs from $159,679 and $78,034 in 1996 and 1997, respectively, to $259,630 in 1998. In addition, in order to support this higher level of activity, the Company increased the number of employees in its Reno, Nevada office from four to eight personnel and expanded into new leased office space. The costs associated with this additional staffing and office space are reflected in increased testing, research and development expenses, general and office expenses, travel, and occupancy costs. Operating expenses, exclusive of amortization, increased in 1997 from 1996 due primarily to increased activity in acquiring, testing and developing the Jig.

         In January 1998, the Common Stock began trading on the Nasdaq National Market System. As a result of the expanded market for the Common Stock, the expenses associated with stock exchange fees, shareholders' meetings and reports, and shareholder relations combined increased to $ 345,880 in 1998, compared to $ 209,739 in 1997 and $ 77,330 in 1996.

         Interest income increased in 1998 over 1997 and 1996 principally due to interest earned on temporary cash investments following the issuance of $5,000,000 of 5% convertible subordinated debentures (the "Convertible Debentures") in December 1997.

         As a  result  of the  TMI  Merger,  Fine  Gold  assumed  all  of  TMI's liabilities. During 1996 and 1998, Fine Gold entered into agreements extinguishing certain of the TMI accounts payable and notes payable at less than the book amounts of such debt. The net of such forgiveness of debt in 1996 was $702,726, resulting in an extraordinary gain of $.06 per share. In 1998, the forgiveness of debt was $25,805 and had no material effect on earnings per share. During 1998, the Company redeemed $2,250,000 of the Convertible Debentures, incurring a redemption premium of $193,256. See "--Liquidity and Capital Resources." This represents a net loss per share of $.01. There were no extraordinary items during 1997.

Liquidity and Capital Resources.

         The Company has financed its operations since inception primarily by the issuance of equity securities (Common Stock, Convertible Debentures, and options and warrants to purchase Common Stock) with aggregate net proceeds of $19,056,117 as of December 31, 1998. The Company received cash proceeds from the sale of Common Stock and the exercise of options and warrants to acquire Common Stock of $7,156,846 in 1996 (including $2,521,469 deemed value of the Common Stock issued in the TMI Merger - $4,635,377 without such deemed value), $2,569,194 in 1997 and $113,664 in 1998. In addition, during 1997, the Company received net proceeds of $4,484,156 ($5,000,000 less $515,844 costs of issuance) from the issuance of the Convertible Debentures and related warrants.

         The Company has earned no revenues from operations and has incurred recurring losses. At December 31, 1998, the Company's accumulated deficit was $8,645,021, or an increase of $2,341,142 over the accumulated deficit at December 31, 1997. This increase was due to the net loss for the year of $1,929,539 and $411,603 in costs associated with the issuance and conversion of the Convertible Debentures.

         During 1998, the Company's cash and short-term investments decreased from $8,161,770 to $3,100,577. Of this $5,061,193 decrease in working capital, $1,546,590 was expended on operating activities (compared with $1,186,833 in 1997 and $795,410 in 1996) and $1,105,034 was expended on the purchase or exploration of the Mineral Properties, the purchase of capital assets, and the purchase of rights related to the Jig (compared with $764,232 in 1997 and $714,407 in 1996). Most of the remaining decrease was the result of the Company's redemption of the Convertible Debentures. Between May and July 1998, holders of the Convertible Debentures elected to convert $2,750,000 principal amount of the Convertible Debentures and accrued interest. On August 28, 1998, the Company used $2,550,938 of the proceeds from the initial issuance of the Convertible Debentures to redeem the remaining $2,250,000 principal amount (plus interest) of the Convertible Debentures. Although this redemption resulted in a substantial decrease in the Company's working capital, the Company believes that, because of the apparent downward pressure the existence of the Convertible Debentures was placing on the price of the Common Stock, the Company's long-term ability to raise money for working and expansion capital was enhanced by the redemption of the Convertible Debentures.

         The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1999 fiscal year at the current level of operations. However, the Company's exploration and development program may result in business opportunities that require additional capital resources for the development of the Mineral Properties and construction of Jigs. When and if such capital resources are required, the Company intends to assess equity and/or debt financing sources. Nevertheless, there can be no assurance that the Company will be able to continue to raise capital to fund its long-term capital requirements. At December 31, 1998, the Company had $3,100,577 in cash and short-term investments available to meet its near-term development and operating needs.

         The Company continues to use its working capital to invest in the testing and development of the Jig and to invest in mineral properties suitable for development and processing with the Jig. During 1998, the Company invested $225,058 in development of the Jig, $123,147 to construct additional Jigs, $724,907 in the exploration of the Tennessee Mineral Property, and $68,344 in deferred exploration expenditures on the California Mineral Property.

Year 2000 Issues.

         The Company has conducted a preliminary examination of the potential impact of Year 2000 issues on its operations. Based on this preliminary examination, the Company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations. The Company is in an early stage of development and does not presently have any customer or supplier relationships that management believes are material to its operations. Accordingly, the Company has not taken steps to verify the Year 2000 readiness of any third parties with which it conducts or may conduct business. The Company intends, however, to investigate the Year 2000 readiness of third parties as its relationship with any such party becomes material to the operations of the Company. Despite the Company's examination of its own operations and intent to investigate the Year 2000 readiness of essential suppliers, customers, and service providers, there can be no assurance that the Company will not experience interruptions of operations or become involved in disputes with third parties because of direct or indirect Year 2000 problems. Such Year 2000 problems could require the Company to incur unanticipated expenses, and such expenses could have a material adverse effect upon the Company's business, financial condition and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
             -----------------------------------------------------------

         None.


Item 8.      Financial Statements and Supplementary Data.
             --------------------------------------------

         The financial statements required by this Item appear on pages F-1 through F-17 of this Form 10-K.


Item 9.      Changes in and  Disagreements  with  Accountants  on Accounting and
             -------------------------------------------------------------------
             Financial Disclosure.
             ---------------------

         None.



                                    PART III


Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

         The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission.

Item 11.     Executive Compensation
             ----------------------

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

         The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

                  The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

        (a)  Documents Filed
             ---------------

             1. Financial Statements. The following Consolidated Financial Statements of the Company and Auditor's Report are filed as part of this Annual Report on Form 10-K:

                     o Report of McGovern, Hurley, Cunningham, for the years ended December 31, 1998, 1997, and 1996

                     o     Consolidated  Balance Sheets at December 31, 1998 and
                           1997

                     o Consolidated Statements of Operations and Deficit for the years ended December 31, 1998, 1997 and 1996

                     o Consolidated Statements of Changes of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                     o     Notes to Consolidated Financial Statements


             2.      Financial Statement Schedule.  Not applicable.


             3.      Exhibit List

Exhibit                                                               Incorporated    Filed
  No.                              Exhibit                            by Reference   Herewith
-------   ---------------------------------------------------------   ------------   --------
  3.1.1  Articles of Incorporation of the Registrant                      (1)

  3.1.2   Amendment to Articles of Incorporation of the Registrant
          dated November 6, 1996                                          (2)

  3.2     Bylaws of the Registrant                                        (1)

  4.1     Form of Common Stock Certificate                                (1)

  4.3     Form of Warrant (related to Convertible Debentures)             (3)

  4.3     Shareholders Rights Plan Agreement dated November 27,
          1998, between Altair International Inc. and Equity
          Transfer Services Inc.                                          (4)

  10.1    Performance Escrow Agreement dated February 27,
          1996; Performance Escrow Release Schedule                       (1)

  10.2    Employment Agreement between Altair International Inc.
          and William P. Long dated January 1, 1998                       (5)

  10.3    Employment Agreement between Fine Gold Recovery
          Systems Inc. and C. Patrick Costin dated August 15,
          1994                                                            (1)

  10.4    Employment Agreement between Altair International Inc.
          and John W. Parsons dated July 6, 1998                          (6)

Exhibit                                                              Incorporated    Filed
  No.                          Exhibit                               by Reference   Herewith
  ---     ------------------------------------------------------     ------------   --------
  10.5    Altair International Inc. Stock Option Plan adopted by
          shareholders on May 10, 1996                                    (7)
  10.6    1998 Altair International Inc. Stock Option Plan adopted
          by Shareholders on June 11, 1998.                               (8)
  10.7    Escrow Agreement among Altair International Inc.,
          Equity Transfer Services Inc., Thomas P. Campbell and
          C. Patrick Costin dated June 1, 1994                            (1)
  10.8    Form of Mineral Lease                                           (5)
  10.9    Exploration License with Option dated October 1, 1998                        (9)
  23.1    Consent of McGovern, Hurley, Cunningham                                      (9)
  27      Financial Data Schedule                                                      (9)
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

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 29, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1998, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed on May 15, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 11, 1997.

(8) Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed with the Commission on May 12, 1998.

(9) Filed herewith and attached to this Annual Report on Form 10-K following page F-17 hereof.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Current Report on Form 8-K on December 29, 1998, in which the Company reported the adoption of a Shareholder Rights Plan dated November 27, 1998 and the authorization of certain rights related thereto.

         (c)      Exhibits
                  --------

                  Exhibits to this Report are attached following page F-17 hereof.

         (d)      Financial Statement Schedule

                  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1999.

                                      ALTAIR INTERNATIONAL INC.



                                      By:   /s/ William P. Long
                                         ---------------------------------------
                                         William P. Long,
                                         President, Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                            Title                       Date
      ---------                            -----                       ----

/s/ William P. Long
-----------------------
William P. Long                President and Chief Executive      March 17, 1999
                               Officer and Director (Principal
                               Executive Officer)

/s/ C. Patrick Costin          Vice President (Principal          March 17, 1999
-----------------------
C. Patrick Costin              Financial and Accounting
                               Officer)

/s/ James I. Golla             Secretary and Director             March 17, 1999
-----------------------
James I. Golla

/s/ George Hartman             Director                           March 17, 1999
-----------------------
George Hartman

/s/ Robert Sheldon             Director                           March 17, 1999
-----------------------
Robert Sheldon

                            ALTAIR INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



                       (Express in United States Dollars)



INDEX                                                                       PAGE

Auditors' Report                                                             F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations and Deficits                           F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Financial Statements                                           F-6- F17

[Letterhead of McGovern, Hurley, Cunningham]



                                AUDITORS' REPORT



To the Shareholders of
Altair International Inc.


We have audited the consolidated statements of Altair International Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit, and consolidated statements of cash flows of Altair International Inc. for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and changes in its financial position for the years ended December 31, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in Canada.


                                             McGOVERN, HURLEY, CUNNINGHAM


                                                /s/ McGovern, Hurley, Cunningham


                                             Chartered Accountants

NORTH YORK, Canada
February 26, 1999

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                     December 31,
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
                            ASSETS
Current
     Cash and short-term investments                         $  3,100,577    $  8,161,770
     Other current assets                                         130,642          31,193
                                                             ------------    ------------
                                                                3,231,219       8,192,963

Capital
     Office equipment, vehicles, testing and mining
          equipment  (Cost, net of amortization) (Note 4)         462,417         397,723

Centrifugal jig patents and related expenditures
     (Cost, net of amortization) (Note 5)                       3,609,024       3,918,378

Mineral properties and related deferred exploration
     expenditures (Note 6)                                      1,399,802         606,551

Goodwill, net                                                       9,590          10,189
                                                             ------------    ------------

                         Total Assets                        $  8,712,052    $ 13,125,804
                                                             ============    ============

                          LIABILITIES
Current
     Accounts payable and accrued liabilities                $    165,979    $    227,439
     Current portion of notes payable (Note 7)                     73,533         253,890
     Current portion of convertible debentures - liability
element                                                              --           231,481
                                                             ------------    ------------
                                                                  239,512         712,810

Notes payable (Note 7)                                               --             5,901

Convertible debentures - liability element                           --           596,550
                                                             ------------    ------------
                       Total Liabilities                          239,512       1,315,261
                                                             ------------    ------------

                     SHAREHOLDERS' EQUITY
Capital stock issued (Note 8)
     15,174,915 and 15,492,745 common shares at
               December 31, 1998 and 1997, respectively        16,462,463      13,942,453

Convertible debentures - equity element                              --         4,171,969

Contributed surplus (Note 3(b))                                   655,098            --

Deficit                                                        (8,645,021)     (6,303,879)
                                                             ------------    ------------

                  Total Shareholders' Equity                    8,472,540      11,810,543
                                                             ------------    ------------

          Total Liabilities and Shareholders' Equity         $  8,712,052    $ 13,125,804
                                                             ============    ============


        See accompanying Notes to the Consolidated Financial Statements.


                            ALTAIR INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      (Expressed in United States Dollars)
                                                                   Year Ended December 31,
                                                         --------------------------------------------
                                                             1998           1997            1996
                                                         -------------  -------------   -------------
Operating Expenses
     Testing, research and development                  $   259,630    $    78,034    $     159,679
     Wages and administration                               251,798        256,033          223,987
     Professional fees                                      236,549        293,883          321,363
     Shareholder relations                                  165,063        105,993           22,480
     Shareholders' meetings and reports                     119,497         96,308           51,348
     General and office                                     108,785         74,266           87,647
     Travel                                                 106,661         87,777           23,416
     Occupancy costs                                         69,286         43,146           27,140
     Stock exchange fees                                     61,320          7,438            3,502
     Insurance                                               58,951         48,120           11,769
     Government fees and taxes                               23,123         25,447            4,208
     Loss (Gain) on foreign exchange                         17,109        123,612           (7,888)
     Transfer agent's fees                                   14,247         17,390           13,978
     Accounting and corporate services                       10,625          8,166            6,700
     Bank charges                                             2,272          1,589              763
     Loss on disposal of fixed assets                         4,418           --               --
     Amortization                                           555,626        590,831          385,633
                                                        -----------    -----------    -------------
                                                          2,064,960      1,858,033        1,335,725

Interest on long-term debt                                   32,165         43,497           19,373
Interest income                                            (335,037)       (70,059)         (27,872)
                                                        -----------    -----------    -------------

Loss from operations                                      1,762,088      1,831,471        1,327,226
Premium on redemption of convertible debentures             193,256           --               --
(Gain) on forgiveness of debt                               (25,805)          --           (702,726)
                                                        -----------    -----------    -------------
Net loss for the year                                     1,929,539      1,831,471          624,500
Deficit, beginning of the year                            6,303,879      3,956,564        3,332,064
Premium on conversion of convertible debentures             244,915           --               --
Accretion of equity element of convertible debentures       144,801           --               --
Convertible debenture issuance costs                         21,887        515,844             --
                                                        -----------    -----------    -------------
Deficit, end of the year                                $ 8,645,021    $ 6,303,879    $   3,956,564
                                                        ===========    ===========    =============

Basic net loss per share from operations (Note 11)      $     (0.13)   $     (0.13)   $       (0.12)
                                                        ===========    ===========    =============
Net loss per share from premium on redemption of
     convertible debentures                             $     (0.01)   $      --      $        --
                                                        ===========    ===========    =============
Net income per share from gain on forgiveness of debt   $      --      $      --      $        0.06
                                                        ===========    ===========    =============



        See accompanying Notes to the Consolidated Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                 1998           1997           1996
                                                             -----------    -----------    -----------
Cash flows from operating activities
     Net loss for the year                                   $(1,929,539)   $(1,831,471)   $  (624,500)
     Adjustments to reconcile net loss for the period
       to net cash (used):
               Amortization                                      555,626        590,831        385,633
               Gain on forgiveness of debt                       (25,805)          --         (702,726)
               Loss on disposal of fixed assets                    4,418           --             --
               Interest on long-term debt                          9,619           --             --
                                                             -----------    -----------    -----------
                                                              (1,385,681)    (1,240,640)      (941,593)

     Changes in assets and liabilities:

          Other current assets                                   (99,450)       (17,637)        81,367
          Accounts payable and accrued liabilities               (61,459)        71,444         64,816
                                                             -----------    -----------    -----------

Net cash used in operating activities                         (1,546,590)    (1,186,833)      (795,410)
                                                             -----------    -----------    -----------

Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                     (793,251)      (480,248)      (275,790)
     Purchase of capital assets                                 (146,211)      (237,283)       (87,114)
     Purchase of centrifugal jig patents and related
          expenditures                                          (168,572)       (46,701)      (351,503)
                                                             -----------    -----------    -----------

Net cash used in investing activities                         (1,108,034)      (764,232)      (714,407)
                                                             -----------    -----------    -----------

Cash flows from financing activities
     Issuance of common shares for cash                             --             --          222,530
     Proceeds from exercise of stock options                     113,664      1,530,406        526,850
     Proceeds from exercise of warrants                             --          991,042      2,411,219
     Payment of notes payable                                   (160,454)      (162,930)      (152,634)
     Issuance of common shares pursuant to private
     placement                                                      --             --        1,414,778
     Common shares to be issued                                     --             --           47,746
     Issuance of convertible debentures                             --        5,000,000           --
     Convertible debenture issuance costs                        (21,887)      (515,844)          --
     Redemption of convertible debentures                     (2,337,892)          --             --
                                                             -----------    -----------    -----------

Net cash provided by (used in) financing activities           (2,406,569)     6,842,674      4,470,489
                                                             -----------    -----------    -----------

Net increase (decrease) in cash and short-term investments    (5,061,193)     4,891,609      2,960,672

Cash and short-term investments, beginning of year             8,161,770      3,270,161        309,489
                                                             -----------    -----------    -----------

Cash and short-term investments, end of year                 $ 3,100,577    $ 8,161,770    $ 3,270,161
                                                             ===========    ===========    ===========



        See accompanying Notes to the Consolidated Financial Statements.

                 Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation
------------------------------
The United States dollar is the principal currency in which the Company conducts business; accordingly, these consolidated financial statements are expressed in United States dollars.


Note 2.  Summary of Significant Accounting Policies
---------------------------------------------------
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. As described in Note 15, these principles differ in certain respects from principles and practices generally accepted in the United States. Summarized below are those policies considered particularly significant for the Company.

Consolidation
The financial statements include the accounts of the Company and its subsidiaries, Mineral Recovery Systems, Inc. (100% owned), Intercontinental Development Corporation (99% owned), Fine Gold Recovery Systems, Inc. (100% owned), Altair Technologies, Inc (100% owned), California Recovery Systems, Inc. (100% owned), Tennessee Valley Titanium, Inc. (100% owned) and 660250 Ontario Limited (100% owned).

Nature of Operations
The Company and its subsidiaries are engaged in the business of developing and testing mineral processing equipment in the United States for use in the recovery of fine and heavy mineral particles, including gold, titanium, zircon and environmental contaminants. The Company and its subsidiaries are also in the process of exploring mineral properties in the United States.

Mineral Properties and Related Deferred Exploration Expenditures
Mineral properties are carried at cost until they are brought into production, at which time they are depleted on a unit-of-production method based on proven and probable reserves. If a property is subsequently determined not to be economic, the property and related deferred costs are written down to net realizable value.

Exploration expenses, as well as advance royalty payments relating to mineral properties in which the Company has an interest, are deferred until the properties are brought into production, at which time they are amortized on a unit-of-production basis. Other general exploration expenses are charged to operations as incurred. The cost of mineral properties abandoned or sold and their related deferred exploration costs are charged to operations in the current year.

The Company reviews its mineral properties on an annual basis to determine if events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The recoverability of costs incurred on the mineral properties is dependent upon numerous factors including exploration results, environmental risks, commodity risks, political risks, and the Company's ability to attain profitable production. In reviewing its mineral properties, the Company estimates the future cash flows expected to result from each asset and its eventual disposition. If the sum of the undiscounted, expected future cash flow is less than the carrying value of the asset, an impairment loss is recognized. It is reasonably possible, based on existing knowledge, that changes in future conditions in the near-term could require a change in the determination of the need for and amount of any writedown.

Administrative Expenditures
Administrative expenditures are charged to operations as incurred.

Short-term Investments
Surplus cash of the Company is invested in a diversified portfolio of United States dollar-denominated money market instruments. These investments are liquid and can be converted to cash at any time through the public money market. The carrying amount of the short-term investments approximates their market value.

Capital Assets and Amortization
Capital assets are stated at acquisition cost. Amortization is provided based on the estimated useful life of the assets as follows:

          Furniture and office equipment - 3, 5 and 7 year straight-line Mining equipment - 7 year straight-line
          Vehicles - 5 year straight-line
          Centrifugal jig equipment - 7 year straight-line
          Test facility - 7 year straight-line

Effective January 1, 1998, the Company changed certain methods of amortization from the declining balance method to the straight-line method. This change has been applied prospectively. The effect of the change on the reported net loss for the year ended December 31, 1998 is not significant.

Centrifugal Jig Patents and Related Expenditures
The Centrifugal Jig patents are carried at acquisition cost and are being amortized on a straight-line basis over their remaining lives.

The related expenditures are also being carried at acquisition cost and the amortization policies are as follows:

Royalty agreement (Note 3(c))         - 15 year straight-line
License agreement                     - Straight-line over the remaining life of
                                        the related patent
Mineral recovery technology rights    - Straight-line over the remaining life of
                                        the related patent

The Company reviews its Centrifugal Jig patents and related expenditures on an annual basis to determine if events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. In performing its review, the Company estimates the future cash flows expected to result from each asset and its eventual disposition. If the sum of the undiscounted expected future cash flow is less than the carrying value of the asset, an impairment loss is recognized. It is reasonably possible, based on existing knowledge, that changes in future conditions in the near-term affecting the operating capability and/or marketability of the Centrifugal Jig could require a change in the determination of the need for and amount of any writedown.

Research and Development Expenditures
Research and development expenditures are charged to operations as incurred.

Goodwill
Goodwill is the excess of the cost of the investment in subsidiaries over the estimated fair value of the net assets acquired and is amortized on a straight-line basis over 20 years. Goodwill is written down (to fair value) when declines in value are considered other than temporary based on expected future cash flows of the respective subsidiary.

Foreign Currency Translation
The Company's consolidated operations are integrated and amounts denominated in currencies other than U.S. dollars are translated into U.S. dollars using the temporal method. This method translates monetary balances at the rate of exchange at the balance sheet date, non-monetary balances at historical exchange rates and revenue and expense items at average exchange rates. The resulting gains and losses are included in income (loss) in the reporting period.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expense during the report period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

Financial Instruments
The carrying amounts for other current assets, accounts payable and accrued liabilities, and notes payable on the balance sheets approximate fair value because of the limited term of these instruments. Fair value estimates are made at the balance sheet date based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


Note 3.  Acquisitions
---------------------
(a)      Fine Gold Recovery Systems, Inc.
Pursuant to an agreement dated April 21, 1994, the Company issued 750,000 Common Shares with a deemed value of $0.34 per share ($255,000) for all of the outstanding common shares of Fine Gold Recovery Systems, Inc. ("Fine Gold"), a corporation incorporated in the State of Nevada and involved in the development of a "Centrifugal Jig," an apparatus designed to recover fine gold from mineral properties. Pursuant to an agreement dated January 1, 1994 between Thomas P. Campbell, the inventor of the Centrifugal Jig, and Fine Gold, Fine Gold acquired the rights to develop and market applications for the Centrifugal Jig at specified target sites and utilize the Centrifugal Jig in the exploitation of such sites, and further obtained the agreement of Mr. Campbell to provide certain services and assistance to Fine Gold during the term of the agreement. The agreement is valid throughout the world except (i) areas subject to patents held by Trans Mar, Inc. (Note 3(b)), and (ii) the Republic of Costa Rica and certain areas in Mexico and Guyana, South America.

A total of 650,000 Common Shares issued pursuant to the acquisition were subject to a Performance Escrow Agreement. As of December 31, 1998, 216,666 Common Shares remain in escrow and are scheduled to be released on June 1, 1999.

As of December 31, 1998, Fine Gold was still in the development stage in that no operating revenues have been earned and no operating expenses have been incurred.

(b)      Trans Mar, Inc.
In March 1996, the Company acquired 100% of the issued and outstanding common stock of Trans Mar, Inc. ("TMI") for total consideration of 1,919,957 Common Shares at $1.31 each ($2,521,469), 580,000 warrants entitling the holder to purchase one share of Common Stock for $2.00 (Canadian), and the assumption of $1,210,981 of net liabilities.

TMI was involved in the development of the patented Campbell Centrifugal Jig and held patent rights to the Centrifugal Jig technology (subject to a 10% royalty - see Note 3(c)) in the United States, South Africa, United Kingdom, Australia and Canada. The transaction was accounted for using the purchase method. The excess paid over the net book value (which approximates fair value) of the assets acquired was allocated to the Centrifugal Jig patents. TMI was merged with Fine Gold immediately after the acquisition. Of the 1,919,957 Common Shares initially deposited into escrow, 266,170 Common Shares remain subject to a Performance Escrow Agreement which provides for release based on the cash flow of the Company, and 749,957 Common Shares have been released pursuant to the terms of the governing agreements. The remaining 903,830 Common Shares initially deposited into escrow were subject to the terms of the Performance Escrow Agreement. However, on March 19, 1998, the Alberta Stock Exchange approved (and thereby made effective) a settlement agreement with respect to such 903,830 Common Shares. Pursuant to the settlement agreement, 180,765 of the affected 903,830 Common Shares were released to the beneficial owners effective March 19,1998 (subject to certain resale restrictions) and the remaining 723,065 Common Shares subject to the settlement agreement were canceled. The canceled Common Shares had an average stated capital value of $655,098. Upon cancellation, this amount was transferred from capital stock issued to contributed surplus.

(c)      Intercontinental Development Corporation
In 1996, the Company purchased 66% of the issued and outstanding shares of Intercontinental Development Corporation ("INDECO") for total consideration of $319,298. The acquisition was accounted for using the purchase method. INDECO is a dormant company whose sole asset is a royalty agreement entitling the corporation to 10% of the cost of manufacturing any Centrifugal Jigs which are placed in production, sold or exploited for profit worldwide. The entire amount of the purchase price has been allocated to the Centrifugal Jig Royalty Agreement. During 1997, the Company acquired an additional 17% interest in INDECO for total consideration of $36,537, and during 1998, the Company acquired an additional 16% interest for total consideration of $68,770. The additional cost of the investment has been allocated to the Centrifugal Jig Royalty Agreement.


Note 4.  Capital Assets
-----------------------

                                   December 31, 1998                      December 31, 1997
                           ----------------------------------     ----------------------------------
                                      Accumulated                            Accumulated
                             Cost     Amortization      Net         Cost     Amortization      Net
                           ----------------------------------     ----------------------------------
Furniture and office
     equipment             $ 65,538     $ 28,325     $ 37,213     $ 42,473     $ 16,935     $ 25,538
Vehicles                     92,629       44,499       48,130       92,629       26,555       66,074
Mining equipment               --           --           --          9,501        4,917        4,584
Centrifugal jig
     equipment              333,028      111,674      221,354      333,028       70,182      262,846
Testing facility             45,128       12,555       32,573       45,128        6,447       38,681
Centrifugal jigs under
  construction              123,147         --        123,147         --           --           --
                           ----------------------------------     ----------------------------------
                           $659,470     $197,053     $462,417     $522,759     $125,036     $397,723
                           ==================================     ==================================


Note 5.  Centrifugal Jig Patents and Related Expenditures
---------------------------------------------------------

                                           1998             1997
                                       -----------      -----------
Patents                                $ 4,182,262      $ 4,182,262
Less: accumulated amortization          (1,332,821)        (904,437)
                                       -----------      -----------
                                       $ 2,849,441      $ 3,277,825
Royalty agreement                          424,604          355,835
Less: accumulated amortization             (59,265)         (34,449)
                                       -----------      -----------
                                           365,339          321,386
Mineral recovery technology rights         243,000          243,000
Less: accumulated amortization             (18,692)            --
                                       -----------      -----------
                                           224,308          243,000
License agreement                          136,004           66,003
Less: accumulated amortization              (6,036)            --
                                       -----------      -----------
                                           129,968           66,003
Patent application                          39,968           10,164
                                       -----------      -----------
                                       $ 3,609,024      $ 3,918,378
                                       ===========      ===========

License Agreements
On June 10, 1996, the Company entered into an agreement to acquire the entire right, title and interest in a license agreement related to the Centrifugal Jig. The Company agreed to purchase the right for $75,000 with an initial deposit of

$5,000 and monthly payments of $2,000 commencing July 1, 1996 over a 35-month period. On November 23, 1998, the Company acquired another license agreement related to the Jig for a cash payment of $70,000.


Note 6.  Mineral Properties and Related Deferred Exploration Expenditures
-------------------------------------------------------------------------
The Company's subsidiary, Mineral Recovery Systems, Inc. ("MRS"), has entered into various mineral leases for a 100% interest in approximately 13,600 acres of land in the state of Tennessee, United States with minimum annual advance royalty payments as follows:

          Year                                      Amount
          ----                                      ------
          1999                                   $  83,306
          2000                                      89,101
          2001                                     150,664
          2002                                     190,929
          2003                                     208,705
          2004 and every year thereafter           421,172

The mineral leases are subject to a production royalty; however, MRS will receive a credit against production royalties for all advance royalties paid. The lessors can only terminate the leases upon failure of MRS to make the minimum payments as required by the leases. During the years ended December 31, 1998 and 1997, approximately $793,000 and $480,000, respectively, was incurred on exploration.


Note 7.  Notes Payable
----------------------
Notes payable to former shareholders of TMI are subject to a repayment agreement dated March 3, 1996. Although the original notes payable are due December 31, 1999, the Company agreed to retire $50,000 per month of the TMI debt assumed by the Company.

                                                      1998         1997
                                                    --------     --------
Notespayable  assumed from Trans Mar, Inc.,
     interest  payable at various rates,
     unsecured, principal and interest due
     December 31, 1999                              $ 67,442     $190,559
Notes payable to former shareholders of
     Trans Mar, Inc., non-interest bearing,
     unsecured, principal due December 31, 1999         --         41,141
Note payable, interest payable at 10% per
     annum, unsecured, blended payments
     of $2,000 per month, due April 1, 1999            6,091       28,091
                                                    --------     --------
                                                      73,533      259,791
Less: Current portion                                 73,533      253,890
                                                    --------     --------

Long-term portion of notes payable                  $   --       $  5,901
                                                    ========     ========

Note 8.  Capital Stock
----------------------
Authorized capital stock of the Company is comprised of an unlimited number of Common Shares. Details of issued and outstanding shares are as follows:

                                                                      Shares              Amount
                                                                  ----------------    ---------------
Balance, December 31, 1995                                              8,497,849      $   4,216,413
Private placements                                                        554,027          1,414,778
Exercise of stock options                                                 702,000            526,850
Exercise of warrants                                                    2,912,463          2,471,219
Common shares issued for cash                                             100,000            222,530
Common shares issued for the acquisition of TMI (Note 3(b))             1,919,957          2,521,469
                                                                  ----------------    ---------------
Balance, December 31, 1996                                             14,686,296         11,373,259
Exercise of stock options                                                 362,500          1,530,406
Exercise of warrants                                                      411,229            991,042
Common shares issued on warrants exercised in December 1996                32,720             47,746
                                                                  ----------------    ---------------
Balance, December 31, 1997                                             15,492,745         13,942,453
Exercise of stock options                                                  17,500            113,664
Common shares issued on conversion of convertible debentures              387,735          3,061,444
Common shares canceled pursuant to settlement agreement
     with former TMI shareholders (Note 3(b))                            (723,065)          (655,098)
                                                                  ----------------    ---------------
Balance, December 31, 1998                                             15,174,915      $  16,462,463
                                                                  ================    ===============

Stock Options
As of December 31, 1998, 1,965,000 Common Shares are reserved for issuance to directors, officers and employees under the Company's stock option plans. The exercise price and expiry dates of options outstanding as of December 31, 1998 are as follows:

   Number of Shares         Price               Expiry Date
   ----------------    ----------------      ----------------
       15,000              $ 7.38               June 29, 2000
      125,000                2.39               March 7, 2001
      250,000                2.58                May 27, 2001
       75,000                2.71               July 29, 2001
       15,000                5.42            November 6, 2001
       25,000                7.97              March 10, 2002
      200,000                6.62                May 14, 2002
       25,000                6.00                June 3, 2002
      150,000                6.98             August 26, 2002
       80,000                8.38           December 22, 2002
      120,000                8.38               March 2, 2003
      350,000                8.38                 May 6, 2003
      100,000                7.75               June 15, 2003
      200,000                9.00                July 6, 2003
       30,000                7.70              August 5, 2003
      150,000                7.15             August 13, 2003
       30,000                8.00           November 25, 2003
       25,000                7.25           December 22, 2003
   ----------------
    1,965,000
   ================

Warrants
As of December 31,  1998,  there were 105,000  Convertible  Debenture  Placement
Warrants and 75,000 Convertible Debenture Transaction Warrants issued and outstanding. See Note 9.

Note 9.  Convertible Debentures
-------------------------------
On December 29, 1997, the Company issued $5,000,000 in convertible subordinated debentures due December 29, 2001 (the "Debentures") bearing interest at 5% per annum payable in cash or Common Shares of the Company annually or upon conversion or maturity, at the discretion of the Company. Subject to certain restrictions during the first 180 days after closing, the Debentures were convertible by holders into Common Shares at a conversion rate equal to the lesser of (i) 92% of the average price of the Common Shares for the five trading days prior to submission of a notice of conversion by the holder, or (ii) $14.36875 per share. The purchasers of the Debentures also received transaction warrants entitling the holders to purchase 75,000 Common Shares on or before December 29, 1999 at a price of $16.7188 per share. In addition, the placement agent received 105,000 placement warrants entitling the agent to purchase 105,000 Common Shares at $16.7188 per share on or before December 29, 1999.

During the period May 20, 1998 through July 31, 1998, the holders of the Debentures elected to convert $2,750,000 of the principal amount of the Debentures and $66,528 of accrued interest. The conversions were made at a conversion price rate equal to 92% of the average price of the Common Shares for the five trading days prior to submission of the notice of conversion by the holders. These conversions resulted in the issuance of 387,735 Common Shares.

On August 28, 1998, the Company elected to redeem the remaining $2,250,000 of Debentures using cash previously invested in short-term instruments. The total cash required to redeem the Debentures, including the 10% redemption premium and accrued interest, was $2,550,938.


Note 10.  Commitments
---------------------
Under the current employment agreement between the Company and its president, Dr. William P. Long, Dr. Long is entitled to receive payment of 200,000 Common Shares in the event (i) voting control of over 35% of the issued stock is acquired by a person or group of persons in a merger, takeover or similar transaction (a "change of control") and Dr. Long's employment agreement is terminated within 180 days before or at any time after such change of control, or (ii) absent a change of control, if Dr. Long's employment agreement is terminated for any reason except by Dr. Long, by mutual consent, by the Company for cause, or at the end of the term.


Note 11.  Net Loss per Share
----------------------------
The calculation of basic net loss per share from operations is based on the weighted average number of Common Shares outstanding for the year. Net loss used in the calculation is loss from operations increased by the accretion of the equity element of convertible subordinated debentures.

                                                 1998            1997            1996
                                             -----------     -----------     -----------
Loss from operations                         $ 1,762,088     $ 1,831,471     $ 1,327,226
Accretion of equity element of
convertible debentures                           144,801            --              --
                                             -----------     -----------     -----------
                                             $ 1,906,889     $ 1,831,471     $ 1,327,226
                                             ===========     ===========     ===========
Weighted average number of
common shares                                 15,143,020      14,366,457      11,592,073
                                             ===========     ===========     ===========
Basic net loss per share from operations     $      0.13     $      0.13     $      0.12
                                             ===========     ===========     ===========

The existence of stock options, warrants and convertible debentures affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, the fully diluted loss per share has not been presented.

Note 12.  Income Taxes
----------------------
As of December 31, 1998, the Company has approximately $5,900,000 of non-capital losses carried forward for income tax purposes which, under certain circumstances, are available to reduce future years' income for tax purposes. Approximately $5,700,000 of these losses are subject to expiration beginning in 2003.


Note 13.  Concentration of Credit Risk
--------------------------------------
As of December 31, 1998, the Company had $3,028,216 invested in a diversified portfolio of United States dollar-denominated money market instruments in the United States. This portfolio is neither insured nor guaranteed by the United States Government.


Note 14.  Statements of Cash Flows
----------------------------------
Non-Cash Investing and Financing Activities
Year ended December 31, 1998: Convertible debentures having a principal amount of $2,750,000 and accrued interest of $66,528 were converted into 387,735 Common Shares with a fair market value of $3,061,444.

Year ended December 31, 1997: There were no non-cash investing or financing activities.

Year ended December 31, 1996: The Company acquired 100% of the issued and outstanding common stock of TMI for total consideration of 1,919,957 Common Shares at $1.31 each ($2,521,469), the assumption of $1,210,981 of net liabilities, and the issuance of 580,000 warrants entitling the holder to purchase one Common Share per warrant.

Cash and Cash Equivalents
The cash and short-term investments on hand as of December 31, 1998 represent cash, short-term investments with original maturity dates of less than 30 days and a diversified portfolio of United States dollar-denominated money market instruments which are considered cash equivalents.


Note 15.  Differences  Between  Canadian and United  States  Generally  Accepted
--------------------------------------------------------------------------------
Accounting Principles
---------------------
The Company prepares its accounts in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

Development Stage Company
As of December 31, 1998 the Company would be characterized as a "development stage enterprise" under U.S. GAAP in accordance with Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Under Canadian GAAP, there are no requirements for the indication or reporting of development stage entities. The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:
                                                      Accumulated deficit
                                                           during the
                                                       development stage
                                                       -----------------
Professional fees                                         $ 1,352,212
Salaries and wages                                          1,872,230
Shareholders' expenses                                        971,910
Office and general                                          1,658,431
Loss on sale of mining claims                                 101,047
Amortization                                                1,537,552
Interest on long-term debt                                     95,035
Write off of mineral properties and related
     deferred exploration expenditures                      1,292,354

Write off of organization costs
                                                                8,563
                                                          -----------
                                                            8,889,334
Less:
     Interest income                                         (446,609)
     Gain on sale of marketable securities                    (35,773)
     Lease payments                                          (143,754)
     Gain on forgiveness of debt                             (728,531)
     Option payments                                          (70,906)
                                                          -----------
Total accumulated loss                                      7,463,761
Convertible debenture costs                                   537,731
Share issue costs                                              60,557
Accretion of equity element of convertible debentures         144,801
Premium on conversion of convertible debentures               244,915
Premium on redemption of convertible debentures               193,256
                                                          -----------
Accumulated deficit, December 31, 1998                    $ 8,645,021
                                                          ===========

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

Income Taxes
Under Canadian GAAP, the future tax benefits related to the non-capital loss carryforwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 ("SFAS 109") which requires the use of the asset/liability method for measurement of tax liabilities wherein deferred tax assets are recognized as well as deferred tax liabilities.

The Company has significant non-capital loss carryforwards (Note 12). SFAS 109 would require the recognition of a deferred tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is more likely than not that some portion or all of the deferred tax asset will not be realized, then a valuation allowance is applied to the asset to reasonably state it at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As of December 31, 1998, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred tax asset are recognized each year as income tax expense.

Stock Options
The number of Common Shares available for the granting of options at December 31, 1998 and 1997 was 1,453,000 and 443,000, respectively. The following table summarizes stock option activity for the years ended December 31, 1998 and 1997:

                                             1998            1997
                                          ----------      ----------
     Outstanding at beginning of year        962,500         745,000
     Granted during the year               1,020,000         580,000
     Exercised at an average price of
          $9.26 (1997 - $4.22)               (17,500)       (362,500)
                                          ----------      ----------
     Outstanding at end of year            1,965,000         962,500
                                          ==========      ==========
     Currently exercisable                 1,540,000         882,500
                                          ==========      ==========

Under Canadian GAAP, there is no requirement to record compensation on the issuance of stock options to employees or directors. Under U.S. GAAP, compensation would be accrued on the date of granting of the options, calculated as the difference between the market price and exercise price on the date of the grant. For the fiscal years ended December 31, 1998 and 1997, the exercise price of all stock options granted has been equal to or greater than the market price on the date of the grant and therefore the compensation cost under U.S. GAAP would be nil.

Reconciliation to Accounting Principles Generally Accepted in the United States Convertible debenture issuance costs are added to the deficit under Canadian GAAP, but would be recorded as deferred financing costs (an asset), and amortized to expense, under U.S. GAAP. The Company incurred issuance costs of $21,887 in 1998 and $515,844 in 1997 that have been charged to deficit under Canadian GAAP. Under U.S. GAAP, the balance sheet at December 31, 1997 would include a deferred financing cost asset of $515,844 but this amount and the 1998 charges of $21,887 would be charged to expense in 1998 due to the redemption and conversion of the Debentures during the year (see Note 9). Also, under U.S. GAAP, the premium on conversion of convertible debentures ($144,801) and the accretion of equity element of convertible debentures ($244,915) would be expensed in the Statements of Operations. The following reflects amounts that would have been reported had the Company's consolidated financial statements been prepared on the basis of U.S. GAAP:

Consolidated Balance Sheets
---------------------------
                                            1998            1997
                                       -------------   -------------
     Deferred convertible debenture
          financing costs               $      --       $   515,844
     Total assets                         8,712,052      13,641,648
     Deficit                              8,645,021       5,788,035
     Total shareholders' equity           8,472,540      12,326,387


Consolidated Statements of Operations and Deficit
-------------------------------------------------

                                                 1998             1997             1996
                                             -----------      -----------      -----------
Convertible debenture issuance costs         $   537,731      $      --        $      --
Premium on conversion of convertible
     debentures                                  244,915             --               --
Accretion of equity element of
     convertible debentures                      144,801             --               --
Net loss for the year                          2,856,986        1,831,471          624,500
Deficit, beginning of year                     5,788,035        3,956,564        3,332,064
Deficit, end of year                           8,645,021        5,788,035        3,956,564
Basic net loss per share from operations     $     (0.19)     $     (0.13)     $     (0.12)

Under  U.S.  GAAP,   interest  expense  would  be  imputed  with  respect  to  a non-interest bearing note payable as in Note 7. The effect on net income of not recording imputed interest is negligible.

There are no other material differences between Canadian GAAP and U.S. GAAP.


Note 16. Uncertainty Due to the Year 2000 Issue
-----------------------------------------------
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or third parties, will be fully resolved in a timely manner.

                             Additional Information

Common Stock
------------
United States
The Company's Common Shares began trading through the Nasdaq National Market on January 23, 1998 under the symbol "ALTIF". From March 24, 1997 until January 23, 1998, the Common Shares traded under the same symbol on the Nasdaq SmallCap Market. Prior to March 24, 1997, the Common Shares traded on the OTC Bulletin Board under the symbol "AIDGF". On December 31, 1998, the number of record holders was 479 and the Company estimates that on that date there were 9,321 beneficial owners.

The Company has never declared or paid dividends on its Common Shares. Moreover, the Company currently intends to retain any future earnings for use in the business and, therefore, does not anticipate paying dividends on its Common Shares in the foreseeable future.

The following table sets forth, on a quarterly basis, the high and low sales prices during the last two fiscal years for the Common Shares as reported. The prices reported do not include retail mark-up, mark-down or commissions and may not reflect actual transactions.


For the Fiscal Year Ended:    December 31, 1998    December 31, 1997
(In U.S. Dollars)            -------------------  -------------------
                                High       Low       High       Low
First Quarter                $   15.63  $   8.13  $   12.25  $   6.00
Second Quarter               $    9.63  $   7.00  $    9.63  $   4.75
Third Quarter                $   10.25  $   3.00  $    9.88  $   5.19
Fourth Quarter               $    8.63  $   5.88  $   16.63  $   7.75

Canada
In Canada, the Common Shares were traded under the symbol "AIL" on the Alberta Stock Exchange (the "ASE") through April 23, 1998. The Company voluntarily removed the Common Shares from the ASE on that date due to increased focus on operations in the United States and diminishing trading volume on the ASE.


Exchange Rate Information
-------------------------
The following exchange rates represent the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for Customs purposes, by the Federal Reserve Bank of New York. The table sets forth, for each of the years indicated, the period-end exchange rate, the average exchange rate (i.e., the average of the exchange rates on the last day of each month during the period), and the high and low exchange rates of the U.S. dollar in exchange for the Canadian dollar for the years indicated, based on the noon buying rates:

For the Year Ended December 31,          1998       1997       1996       1995       1994
(Canadian Dollar per U.S. Dollar)        ----       ----       ----       ----       ----
High                                    1.5770     1.4398     1.3822     1.4238     1.4078
Low                                     1.4075     1.3392     1.3310     1.3285     1.3103
Average                                 1.4894     1.3849     1.3638     1.3725     1.3664
Year-End                                1.5375     1.4288     1.3697     1.3655     1.4030


Canadian Taxation Considerations
Dividends paid on Common Shares of the Company owned by non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax on dividends under the Income Tax Act (Canada) (the "Act") is 25%. However, Article

X of the reciprocal treaty between Canada and the United States of America (the "Treaty") generally limits the rate of withholding tax on dividends paid to United States residents to 15%. The Treaty further generally limits the rate of withholding tax to 5% if the beneficial owner of the dividends is a U.S. corporation that owns at least 10% of the voting shares of the subject company.

If the beneficial owner of the dividend carries on business in Canada through a permanent establishment in Canada, or performs in Canada independent personal services from a fixed base in Canada, and the shares of stock with respect to which the dividends are paid are effectively connected with such permanent establishment or fixed base, the dividends are taxable in Canada as business profits at rates which may exceed the 5% or 15% rate applicable to dividends that are not so connected with a Canadian permanent establishment or fixed base. Under the provisions of the treaty, Canada is permitted to apply its domestic law rules for differentiating dividends from interest and other disbursements.

A capital gain realized on the disposition of Common Shares of the Company by a person resident in the United States (a "non-resident") will be subject to tax under the Act if the shares held by the non-resident are "taxable Canadian property". In general, Common Shares will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the Common Shares in carrying on business in Canada or, pursuant to proposed amendments to the Act, where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the Company were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arm's length, or by any combination thereof. If the Company's Common Shares constitute taxable Canadian property, relief nevertheless may be available under the Treaty. Under the Treaty, gains from the alienation of Common Shares owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property (which includes rights to explore for or to exploit mineral deposits) situated in Canada.