Form 10-Q
period 1999-03-31
ALTAIR INTERNATIONAL INC
filed 1999-05-12
CIK 1016546

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO                                                  -------------------
            -----------------

                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                       1-12497                 None
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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.



 As of March 31, 1999, the registrant had 15,424,915 Common Shares outstanding.


--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                  March 31,       December 31,
                                                                    1999              1998
                                                                 (unaudited)        (audited)
                                                                ------------      ------------
                            ASSETS
Current
     Cash and short-term investments                            $  4,085,622      $  3,100,577
     Other current assets                                            103,195           130,642
                                                                ------------      ------------
                                                                   4,188,817         3,231,219

Capital
     Office equipment, vehicles, jigs and testing
          equipment  (Cost, net of amortization)                     579,901           462,417

Centrifugal jig patents and related expenditures
     (Cost, net of amortization)                                   3,532,596         3,609,024

Mineral properties and related deferred exploration
     expenditures                                                  1,553,049         1,399,802

Goodwill, net                                                          9,440             9,590
                                                                ------------      ------------

                         Total Assets                           $  9,863,803      $  8,712,052
                                                                ============      ============

                          LIABILITIES
Current
     Accounts payable and accrued liabilities                   $     99,299      $    165,979
     Current portion of notes payable                                 67,533            73,533
                                                                ------------      ------------
                       Total Liabilities                             166,832           239,512
                                                                ------------      ------------

                     SHAREHOLDERS' EQUITY
Capital stock issued
     15,424,915 common shares at March 31, 1999; 15,174,915
          shares at December 31, 1998                             18,212,463        16,462,463
                                                                ------------      ------------

Contributed Surplus                                                  655,098           655,098
                                                                ------------      ------------

Deficit
     Balance, beginning of period                                 (8,645,021)       (6,303,879)
     Accretion of equity element of convertible debentures              --            (144,801)
     Premium on conversion of convertible debentures                    --            (244,915)
     Convertible debenture issuance costs                               --             (21,887)
     Capital stock issuance costs                                    (87,500)             --
     Net loss for the period                                        (438,069)       (1,929,539)
                                                                ------------      ------------
     Balance, end of period                                       (9,170,590)       (8,645,021)
                                                                ------------      ------------
                  Total Shareholders' Equity                       9,696,971         8,472,540
                                                                ------------      ------------

          Total Liabilities and Shareholders' Equity            $  9,863,803      $  8,712,052
                                                                ============      ============

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                               1999           1998
                                            ---------      ---------
Operating Expenses
     Testing, research and development      $  79,937      $  67,050
     Wages and administration                  83,047         27,770
     Professional fees                         26,332         39,615
     Shareholder relations                     41,267         22,896
     Shareholders' meetings and reports        20,953         23,889
     General and office                        29,394         15,867
     Travel                                    17,218         12,087
     Occupancy costs                           17,251         16,551
     Stock exchange fees                       18,505         78,974
     Insurance                                 15,200         15,694
     Government fees and taxes                 20,680          2,906
     Loss (Gain) on foreign exchange           (1,105)         6,471
     Transfer agent's fees                        518          1,521
     Corporate services                         2,096          2,115
     Bank charges                                 177            712
     Loss on disposal of fixed assets            --            4,417
     Amortization                              98,841        152,725
                                            ---------      ---------
                                              470,311        491,260
Interest expense                                 --           11,816
Interest income                               (32,242)      (119,672)
                                            ---------      ---------

Net loss for the period                     $ 438,069      $ 383,404
                                            =========      =========

Basic loss per share                        $    0.03      $    0.02
                                            =========      =========

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1999             1998
                                                               -----------      -----------
Cash flows from operating activities
     Net loss for the period                                   $  (438,069)     $  (383,404)
     Adjustment to reconcile net loss for the period
          to net cash (used):
               Amortization                                         98,841          152,725
                                                               -----------      -----------
                                                                  (339,228)        (230,679)
     Changes in assets and liabilities:
          Other current assets                                      27,447            8,803
          Accounts payable and accrued liabilities                 (66,680)          31,790
                                                               -----------      -----------

Net cash used in operating activities                             (378,461)        (190,086)
                                                               -----------      -----------

Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                       (153,247)        (126,447)
     Purchase of capital assets                                   (137,898)            --
     Purchase of centrifugal jig patents and related
          expenditures                                              (1,849)         (27,429)
                                                               -----------      -----------

Net cash used in investing activities                             (292,994)        (153,876)
                                                               -----------      -----------

Cash flows from financing activities
     Issuance of common shares for cash                          1,750,000          113,664
     Payment of notes payable                                       (6,000)        (206,888)
     Increase in convertible debentures                               --             16,560
     Convertible debenture issuance costs                             --            (22,702)
     Capital stock issuance costs                                  (87,500)            --
                                                               -----------      -----------

Net cash provided by (used in) financing activities              1,656,500          (99,366)
                                                               -----------      -----------

Net increase (decrease) in cash and short-term investments         985,045         (443,328)

Cash and short-term investments, beginning of period             3,100,577        8,161,770
                                                               -----------      -----------

Cash and short-term investments, end of period                 $ 4,085,622      $ 7,718,442
                                                               ===========      ===========

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

      These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 18, 1999.

      The Company is an Ontario corporation and, in the past, has prepared its interim and year-end financial statements in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). Because the Company's operations are centered in the United States, the Company determined effective January 1, 1997 that its functional currency is the U.S. Dollar and determined effective January 1, 1998 to prepare its interim financial statements in accordance with accounting principles ------- generally accepted in the United States ("U.S. GAAP"). Accordingly, the foregoing unaudited interim financial statements are denominated in U.S. Dollars and presented in accordance with U.S. GAAP.

      The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.



Note 2.  Capital Stock

      On March 19, 1999, the Company issued 100,000 common shares of the Company ("Common Shares") and 50,000 Series J Warrants at the price of $7.00 per unit of one Common Share and one-half Series J Warrant (a "Unit"). On March 23, 1999, the Company issued an additional 150,000 Common Shares and 75,000 Series J Warrants at the price of $7.00 per Unit. Each Series J Warrant entitles the holder to acquire one Common Share at the price of $9.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) March 19, 2002, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $14.00 per share. Gross proceeds from the March 19 and March 23 sales were $1,750,000.

      During the three months ended March 31, 1999, options to purchase 15,000 Common Shares were granted to employees at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. During the same period, no options were exercised. As of March 31, 1999, options to purchase 1,980,000 Common Shares were outstanding.

Note 3.  Development Stage Company

      As of March 31, 1999, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:


                                                      Accumulated deficit
                                                           during the
                                                       development stage
                                                      -------------------

Professional fees                                         $ 1,378,544
Salaries and wages                                          1,955,276
Shareholders' expenses                                      1,011,886
Office and general                                          1,880,546
Loss on sale of mining claims                                 101,047
Amortization                                                1,636,393
Interest on long-term debt                                     95,035
Write off of mineral properties and related
     deferred exploration expenditures                      1,292,354
Write off of organization costs                                 8,563
                                                          -----------
                                                            9,359,645
Less:
     Interest income                                         (478,851)
     Gain on sale of marketable securities                    (35,773)
     Lease payments                                          (143,754)
     Gain on forgiveness of debt                             (728,531)
     Option payments                                          (70,906)
                                                          -----------
Total accumulated loss                                      7,901,830
Convertible debenture costs                                   537,731
Share issue costs                                             148,057
Accretion of equity element of convertible debentures         144,801
Premium on conversion of convertible debentures               244,915
Premium on redemption of convertible debentures               193,256
                                                          -----------
Accumulated deficit, March 31, 1999                       $ 9,170,590
                                                          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion summarizes the material changes in the Company's financial condition between December 31, 1998 and March 31, 1999 and the material changes in the results of operations and financial condition of the Company between the three-month periods ended March 31, 1999 and March 31, 1998. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for th year ended December 31, 1998.


Results of Operations

      The Company has earned no operating revenues to date. Basic net losses totaled $438,069 ($.03 per share) during the first three months of 1999 and $383,404 ($.02 per share) during the same period of 1998. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

      Operating expenses for the three months ended March 31, 1999 decreased by $20,949 from the comparable period of 1998. Stock exchange fees were a contributing factor, decreasing by $60,469 from the same period in 1998. In January 1998, the Company's common shares were initially listed on the Nasdaq National Market System and certain initial listing fees were incurred. Similar fees were not incurred during the quarter ended March 31, 1999. In addition to this, the Company experienced a decrease in amortization of $53,884 caused by a two-year extension in the life of the centrifugal jig patents. Amortization expense has been reduced to account for the longer lives of the patents.

      These decreases in expense were partially offset by increases in other expense categories. Wages and administration expense increased by $55,277 over the same period in 1998 due to the addition of four new employees in the Reno office which occurred in February, April and July 1998. Shareholder relations expenses increased by $18,371 over the same period in 1998, as the Company has increased its efforts to develop and maintain investor contacts. General and office expenses increased by $13,527 over the comparable period of 1998 due primarily to the addition of the new employees described above.

      Interest income for the three-month period ended March 31, 1999 decreased by $87,430 from the same period in 1998 due to a decrease in the amount of cash invested in temporary investments following the redemption of the Company's convertible debentures in August 1998.


Liquidity and Capital Resources

      The Company has financed its operations since inception primarily by the issuance of equity securities and convertible debt (common shares, convertible debentures, and options and warrants to purchase common shares) with aggregate net proceeds of $20,718,617 as of March 31, 1999. The Company received cash proceeds of $1,662,500 from sales of 250,000 common shares and 125,000 warrants, described below, during the first three months of 1999.

      On March 19, 1999, the Company sold 100,000 common shares of the Company and 50,000 Series J Warrants at the price of $7.00 per unit of one common share and one-half Series J Warrant. On March 23, 1999, the Company sold an additional 150,000 common shares and 75,000 Series J Warrants at the price of $7.00 per unit of one common share and one-half Series J Warrant. Each Series J Warrant entitles the holder to acquire one common share at the price of $9.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) March 19, 2002, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the common shares on the Nasdaq National Market exceeds $14.00 per share. Gross proceeds from the March 19 and March 23 sales were $1,750,000. Net proceeds from such sales were $1,622,500, which net proceeds have been incorporated into the Company's working capital. During the three-month period ended March 31, 1999, the Company's working capital was invested primarily in the testing and development of the Jig and mineral properties suitable for development and processing with the Jig, and in construction of additional Jigs. The Company has earned no revenues and has incurred recurring losses. At December 31, 1998 the Company's accumulated deficit was $8,645,021. The deficit increased by $525,569 to $9,170,590 during the first three months of 1999, due to the net loss for the period of $438,069 and capital stock issuance costs of $87,500.

      The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1999 fiscal year at the current level of operations. However, the Company's exploration and development program may result in business opportunities that require additional capital resources for development of mineral properties and construction of Jigs. When and if such capital resources are required, the Company intends to assess equity and/or debt financing sources. Nevertheless, there can be no assurance that the Company will be able to continue to raise capital to fund its long-term capital requirements. At March 31, 1999, the Company had $4,085,622 in cash and short-term investments available to meet its near-term development and operating needs.

      The Company continues to use its working capital to invest in the testing and development of the Jig and to invest in mineral properties suitable for development and processing with the Jig. In addition, the Company is constructing three Series 30 Jigs to be used for bulk sample testing at the Company's Tennessee mineral property, or for potential commercial installation. During the first three months of 1999, the Company invested $43,334 in development of the Jig, $153,248 in the exploration of its Tennessee and California mineral properties, and $103,552 in construction of additional Jigs.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the sufficiency of the Company's working capital, development of the Jig or any mineral properties, and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates" and "likely" als identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the failure of the Jig to prove economically attractive to end users, the development of a substitute for the Jig by a competitor, the unforeseen need for and/or inability to raise capital to complete testing and development of the Tennessee mineral property, the Jig, or other ongoing or new projects. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index attached hereto.

         (b) No reports on Form 8-K have been filed during the first quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Altair International Inc.




      May 10, 1999                           By:      /s/ William P. Long
------------------------         -----------------------------------------------
          Date                                        William P. Long, President




      May 10, 1999                       By:      /s/ C. Patrick Costin
------------------------         -----------------------------------------------
          Date                            C. Patrick Costin, Vice-President
                                     (Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit                                                                 Incorporated    Filed
   No.                               Exhibit                             by Reference   Herewith
---------    ---------------------------------------------------------  -------------- ----------
3.1          Articles of Incorporation of the Registrant                     (1)

3.2          Amendment to Articles of Incorporation of the Registrant        (2)
             dated November 6, 1996

3.3          Bylaws of the Registrant                                        (1)

4.1          Form of Common Stock Certificate                                (1)

4.2          Form of Warrant (related to Convertible Debentures)             (3)

4.3          Form of Series J Warrant                                                     (4)

27           Financial Data Schedule                                                      (4)

-----------------------

(1) Incorporated by reference to Registration Statement on Form 10 SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 13, 1998, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on January 21, 1998.

(4)   Filed herewith