Form 10-Q
period 1999-06-30
ALTAIR INTERNATIONAL INC
filed 1999-08-11
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

        TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                            -------   -------

                            ALTAIR INTERNATIONAL INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Province of
          Ontario,
           Canada                      1-12497                      None
  ---------------------------    ---------------------       -------------------
 (State or other jurisdiction    (Commission File No,)         (IRS Employer
     of incorporation)                                       Identification No.)




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


   As of June 30, 1999, the registrant had 15,424,915 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                June 30,     December 31,
                                                                 1999          1998
                                                             -----------    ----------
                                                              unaudited)     (audited)
                            ASSETS
Current
     Cash and short-term investments                         $ 3,381,263    $3,100,577
     Other current assets                                        115,595       130,642
                                                             -----------    ----------
                                                               3,496,858     3,231,219

Capital
     Office equipment, vehicles, jigs and testing
          equipment  (Cost, net of amortization)                 643,215       462,417

Centrifugal jig patents and related expenditures
     (Cost, net of amortization)                               3,449,662     3,609,024

Mineral properties and related deferred exploration
     expenditures                                              1,715,725     1,399,802
Goodwill, net                                                      9,290         9,590
                                                             -----------    ----------
                         Total Assets                        $ 9,314,750    $8,712,052
                                                             ===========    ==========

                          LIABILITIES
Current
     Accounts payable and accrued liabilities                $    79,207    $  165,979
     Current portion of notes payable                             67,442        73,533
                                                             -----------    ----------
                       Total Liabilities                         146,649       239,512
                                                             -----------    ----------

                     SHAREHOLDERS' EQUITY
Capital stock issued
     15,424,915 common shares at June 30, 1999; 15,174,915
          shares at December 31, 1998                         18,212,463    16,462,463
                                                             -----------    ----------
Contributed Surplus                                             655,098       655,098
                                                             -----------    ----------
Deficit
     Balance, beginning of period                             (8,645,021)   (6,303,879)
     Accretion of equity element of convertible debentures          --        (144,801)
     Premium on conversion of convertible debentures                --        (244,915)
     Convertible debenture issuance costs                           --         (21,887)
     Capital stock issuance costs                                (87,500)         --
     Net loss for the period                                    (966,939)   (1,929,539)
                                                             -----------    ----------
     Balance, end of period                                   (9,699,460)   (8,645,021)
                                                             -----------    ----------
                  Total Shareholders' Equity                   9,168,101     8,472,540
                                                             -----------    ----------

          Total Liabilities and Shareholders' Equity         $ 9,314,750    $8,712,052
                                                             ===========    ==========

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                         -------------------------------  ------------------------------
                                                1999           1998           1999            1998
                                         --------------- ---------------  --------------  --------------
Operating Expenses
     Testing, research and development    $    62,159    $    66,641    $   142,096    $   133,691
     Wages and administration                 132,655         54,491        215,702         82,261
     Professional fees                         29,192         93,529         55,524        133,144
     Shareholder relations                     72,820         41,946        114,087         64,842
     Shareholders' meetings and reports        59,417         84,883         80,370        108,772
     General and office                        46,209         27,310         75,603         43,177
     Travel                                    36,659         21,959         53,877         34,046
     Occupancy costs                           17,451         18,001         34,702         34,552
     Stock exchange fees                         --             (299)        18,505         78,675
     Insurance                                 14,092         19,881         29,292         35,575
     Government fees and taxes                 (6,564)        20,132         14,116         23,038
     Loss (Gain) on foreign exchange           (2,270)         1,251         (3,375)         7,722
     Transfer agent's fees                        805          3,184          1,323          4,705
     Corporate services                         2,133          3,129          4,229          5,244
     Bank charges                                 410            613            587          1,325
     Loss on disposal of fixed assets            --             --             --            4,417
     Amortization                             105,341        166,652        204,182        319,377
                                          -----------    -----------    -----------    -----------
                                              570,509        623,303      1,040,820      1,114,563
Interest expense                                1,966         14,720          1,966         26,536
Interest income                               (43,605)       (98,986)       (75,847)      (218,658)
                                          -----------    -----------    -----------    -----------
Net loss for the period                   $   528,870    $   539,037    $   966,939    $   922,441
                                          ===========    ===========    ===========    ===========
Basic loss per share                      $      0.03    $      0.04    $      0.06    $      0.06
                                          ===========    ===========    ===========    ===========


                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                                    Six Months Ended
                                                                        June 30,
                                                          ---------------------------------
                                                                 1999           1998
                                                             -----------    ----------

Cash flows from operating activities
     Net loss for the period                                 $  (966,939)   $  (922,441)
     Adjustment to reconcile net loss for the period
       to net cash (used):
               Amortization                                      204,182        319,377
               Interest on convertible debentures                   --           35,594
               Loss on disposal of fixed assets                     --            4,417
                                                             -----------    -----------
                                                                (762,757)      (563,053)
     Changes in assets and liabilities:
          Other current assets                                    15,047         22,312
          Accounts payable and accrued liabilities               (86,772)       (80,953)
                                                             -----------    -----------

Net cash used in operating activities                           (834,482)      (621,694)
                                                             -----------    -----------

Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                     (315,923)      (295,859)

     Purchase of capital assets                                 (223,469)       (18,593)
     Purchase of centrifugal jig patents and related
          expenditures                                            (1,849)       (40,097)
                                                             -----------    -----------

Net cash used in investing activities                           (541,241)      (354,549)
                                                             -----------    -----------

Cash flows from financing activities
     Issuance of common shares for cash                        1,750,000        113,664
     Payment of notes payable                                     (6,091)      (206,888)
     Convertible debenture issuance costs                           --          (22,702)
     Capital stock issuance costs                                (87,500)          --
                                                             -----------    -----------

Net cash provided by (used in) financing activities            1,656,409       (115,926)
                                                             -----------    -----------

Net increase (decrease) in cash and short-term investments       280,686     (1,092,169)

Cash and short-term investments, beginning of period           3,100,577      8,161,770
                                                             -----------    -----------

Cash and short-term investments, end of period               $ 3,381,263    $ 7,069,601
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

        The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.



Note 2.  Capital Stock

        During the three months ended June 30, 1999, options to purchase 285,000 common shares of the Company ("Common Shares") were issued to employees and other service providers at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. During the same period, no options were exercised. As of June 30, 1999, options to purchase 2,265,000 Common Shares were outstanding.

Note 3.  Development Stage Company

        As of June 30, 1999, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                         Accumulated deficit
                                                             during the
                                                          development stage
                                                       -----------------------

Professional fees                                          $ 1,407,737
Salaries and wages                                           2,087,931
Shareholders' expenses                                       1,072,108
Office and general                                           2,123,645
Loss on sale of mining claims                                  101,047
Amortization                                                 1,741,734
Interest on long-term debt                                      97,001
Write off of mineral properties and related
     deferred exploration expenditures                       1,292,354
Write off of organization costs                                  8,563
                                                           -----------
                                                             9,932,120
Less:
     Interest income                                          (522,456)
     Gain on sale of marketable securities                     (35,773)
     Lease payments                                           (143,754)
     Gain on forgiveness of debt                              (728,531)
     Option payments                                           (70,906)
                                                           -----------
Total accumulated loss                                       8,430,700
Convertible debenture costs                                    537,731
Share issue costs                                              148,057
Accretion of equity element of convertible debentures          144,801
Premium on conversion of convertible debentures                244,915
Premium on redemption of convertible debentures                193,256
                                                           -----------
Accumulated deficit, June 30, 1999                         $ 9,699,460
                                                           ===========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in the Company's financial condition between December 31, 1998 and June 30, 1999 and the material changes in the results of operations and financial condition of the Company between the three- and six-month periods ended June 30, 1999 and June 30, 1998. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Results of Operations

        The Company has earned no operating revenues to date. Basic net losses totaled $966,939 ($.06 per share) for the six months ended June 30, 1999 and $922,441 ($.06 per share) during the same period of 1998. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

        Six-Month Periods Ended June 30, 1999 and 1998. Operating expenses for the six months ended June 30, 1999 decreased by $73,743 from the six-month period ended June 30, 1998. Stock exchange fees were a contributing factor, decreasing by $60,170 from the same period in 1998. In January 1998, the Company's common shares were initially listed on the Nasdaq National Market System and certain initial listing fees were incurred. Similar fees were not incurred during the six months ended June 30, 1999. In addition to this, professional fees declined by $77,620, principally due to a decrease in legal fees associated with external financing and regulatory compliance, and a decrease in consulting fees related to external financing. Also, the Company experienced a decrease in amortization of $115,195 caused by a two-year extension in the life of the centrifugal jig patents. Amortization expense has been reduced to account for the longer lives of the patents.

        These decreases in expense were partially offset by increases in other expense categories. Wages and administration expense increased by $133,441 over the same period in 1998 due to the addition of five new employees in the Reno office which occurred in February, April and July, 1998 and May 1999. Shareholder relations expenses increased by $49,245 over the same period in 1998, as the Company has increased its efforts to develop and maintain investor contacts. General and office expenses increased by $32,426 over the comparable period of 1998 due primarily to the addition of the new employees described above.

        Interest income for the six-month period ended June 30, 1999 decreased by $142,811 from the same period in 1998 due to a decrease in the amount of cash invested in temporary investments following the redemption of the Company's convertible debentures in August 1998.

 Three-Month Periods Ended June 30, 1999 and 1998. Operating expenses for the three months ended June 30, 1999 decreased by $52,794 from the comparable period of 1998. This decrease was primarily the result of a decrease in Professional fees by $64,337, which decrease was principally due to the existence of significant external financial transactions during the three-month period ended June 30, 1998 and the absence of any such transaction, and associated legal and consulting fees, during the three-month period ended June 30, 1999. In addition, the Company experienced a decrease in amortization of $61,311 caused by a two-year extension in the life of the centrifugal jig patents.

        These decreases in expense between the three-month period ended June 30, 1998 and the three-month period ended June 30, 1999 were partially offset by increases in other expense categories, principally wages and administration, which increased by $78,164 over the same period in 1998 due to the addition of three new employees in the Reno office which occurred in July, 1998 and May 1999.

        Interest income for the three-month period ended June 30, 1999 decreased by $55,381 from the same period in 1998 due to a decrease in the amount of cash invested in temporary investments following the redemption of the Company's convertible debentures in August 1998.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities and convertible debt (common shares, convertible debentures, and options and warrants to purchase common shares) with cumulative aggregate net proceeds of $18,867,561 as of June 30, 1999. The Company received cash proceeds of $1,662,500 from sales of common shares and warrants during the first six months of 1999.

        The Company has earned no revenues and has incurred recurring losses. At December 31, 1998 the Company's accumulated deficit was $8,645,021. The deficit increased by $1,054,439 to $9,699,460 during the first six months of 1999, due to the net loss for the period of $966,939 and capital stock issuance costs of $87,500.

        The Company currently maintains working capital which management believes will be sufficient for the Company's needs through the end of the 1999 fiscal year at the current level of operations. However, the Company's exploration and development program may result in business opportunities that require additional capital resources for development of mineral properties and construction of Jigs. When and if such capital resources are required, the Company intends to assess equity and/or debt financing sources. Nevertheless, there can be no assurance that the Company will be able to continue to raise capital to fund its long-term capital requirements. At June 30, 1999, the Company had $3,381,263 in cash and short-term investments available to meet its near-term development and operating needs.

        The Company continues to use its working capital to invest in the testing and development of the Jig and to invest in mineral properties suitable for development and processing with the Jig. In addition, the Company has built three Series 30 Jigs to be used for bulk sample testing at the Company's Tennessee mineral property, or for potential commercial installation. During the first six months of 1999, the Company invested $83,578 in development of the Jig, $315,923 in the exploration of its Tennessee and California mineral properties, and $187,176 in construction of additional Jigs.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

        The Company held an Annual Meeting of Shareholders on June 10, 1999 at which the Company's shareholders considered and voted as follows on the items described below:

        1. The shareholders of the Company considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

          Name of Nominee           Votes For       Votes Withheld/Abstentions       Broker Non-Votes
          William Long              11,951,990                99,789                        -0-
          James Golla               11,951,990                99,789                        -0-
          George Hartman            11,951,790                99,989                        -0-
          Robert Sheldon            11,951,790                99,989                        -0-


        2. The shareholders of the Company considered whether to appoint McGovern, Hurley, Cunningham as auditors of the Company and authorize the Board of Directors to fix their remuneration. There were 11,931,596 votes cast in favor, no votes cast against, 120,183 abstentions, and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index attached hereto.

         (b) No reports on Form 8-K have been filed during the second quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Altair International Inc.



       August 10, 1999            By: /s/ William P.Long
       ---------------            ----------------------------------------------
           Date                       William P.Long, President



       August 10, 1999            By: /s/ C. Patrick Costin
       ---------------            ----------------------------------------------
           Date                       C. Patrick Costin,  Vice-President
                                     (Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX


                  Exhibit                                                                 Incorporated     Filed
                     No.                               Exhibit                            by Reference    Herewith
                  ----------   --------------------------------------------------------- --------------  -----------
                  3.1          Articles of Incorporation of the Registrant                     (1)
                  3.2          Amendment to Articles of Incorporation of the                   (2)
                               Registrant dated November 6, 1996
                  3.3          Bylaws of the Registrant                                        (1)
                  4.1          Form of Common Stock Certificate                                (1)
                  4.2          Form of Warrant (related to Convertible Debentures)             (3)
                  4.3          Form of Series J Warrant
                                                                                               (4)
                  27           Financial Data Schedule                                                       (5)

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

(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on May 5, 1999.

(5)  Filed herewith.