Form 10-Q
period 1999-09-30
ALTAIR INTERNATIONAL INC
filed 1999-11-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]          QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                 TO
               -----------------    -----------------

                            ALTAIR INTERNATIONAL INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)

      Province of
       Ontario,
        Canada                           1-12497                   None
----------------------------          ------------------    ------------------
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






        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.
                                             ---                ---


                          As  of  September  30,  1999,   the   registrant   had
15,424,915 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALTAIR INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

                                                                 September 30,     December 31,
                                                                      1999            1998
                                                                  (unaudited)      (audited)
                                                                  ------------    ------------
                                     ASSETS
Current
     Cash and short-term investments                              $  2,881,625    $  3,100,577
     Other current assets                                               86,684         130,642
                                                                  ------------    ------------
                                                                     2,968,309       3,231,219

Capital
     Office equipment, vehicles, jigs and testing
          equipment  (Cost, net of amortization)                       638,627         462,417

Centrifugal jig patents and related expenditures
     (Cost, net of amortization)                                     3,366,729       3,609,024

Mineral properties and related deferred exploration
     expenditures                                                    1,884,940       1,399,802

Goodwill, net                                                            9,135           9,590
                                                                  ------------    ------------
Total Assets                                                      $  8,867,740    $  8,712,052
                                                                  ============    ============
                                  LIABILITIES
Current
     Accounts payable and accrued liabilities                     $     14,648    $    165,979
     Current portion of notes payable                                   67,442          73,533
                                                                  ------------    ------------
                        Total Liabilities                               82,090         239,512
                                                                  ------------    ------------

                              SHAREHOLDERS' EQUITY
Capital stock issued
     15,424,915 common shares at September 30, 1999; 15,174,915
          shares at December 31, 1998                               18,212,463      16,462,463
                                                                  ------------    ------------
Contributed Surplus                                                    655,098         655,098
                                                                  ------------    ------------
Deficit
     Balance, beginning of period                                   (8,645,021)     (6,303,879)
     Accretion of equity element of convertible debentures                --          (144,801)
     Premium on conversion of convertible debentures                      --          (244,915)
     Convertible debenture issuance costs                                 --           (21,887)
     Capital stock issuance costs                                      (87,500)           --
     Net loss for the period                                        (1,349,390)     (1,929,539)
                                                                  ------------    ------------
     Balance, end of period                                        (10,081,911)     (8,645,021)
                                                                  ------------    ------------
Total Shareholders' Equity                                           8,785,650       8,472,540
                                                                  ------------    ------------

Total Liabilities and Shareholders' Equity                        $  8,867,740    $  8,712,052
                                                                  ============    ============


                           ALTAIR INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                  (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                          --------------------------    -------------------------
                                            1999           1998           1999           1998
                                          -----------    -----------    -----------   -----------

Operating Expenses
     Testing, research and development    $    25,349    $   101,526    $   167,445    $   235,217
     Wages and administration                  64,896         83,048        280,598        165,309
     Professional fees                         98,908         54,908        154,432        188,052
     Shareholder relations                     52,914         34,202        167,001         99,044
     Shareholders' meetings and reports         5,701          6,831         86,071        115,603
     General and office                        15,585         30,025         91,188         73,202
     Travel                                    12,922         34,342         66,799         68,388
     Occupancy costs                           17,451         17,343         52,153         51,895
     Stock exchange fees                         --          (16,498)        18,505         62,177
     Insurance                                 13,024          9,563         42,316         45,138
     Government fees and taxes                     95           --           14,211         23,038
     Loss (Gain) on foreign exchange            3,192          7,510           (183)        15,232
     Transfer agent's fees                      1,872          8,294          3,195         12,999
     Corporate services                         3,873          2,081          8,102         7,325
     Bank charges                                 316            543            903         1,868
     Loss on disposal of fixed assets            --           (2,472)          --           1,945
     Amortization                             105,346        141,976        309,528       461,353
                                          -----------    -----------    -----------   -----------

                                              421,444        513,222      1,462,264     1,627,785
Interest expense                                 --            5,629          1,966        32,165
Interest income                               (38,993)       (99,834)      (114,840)     (318,492)
Premium on redemption of convertible
  debentures                                     --          193,256           --         193,256
                                          -----------    -----------    -----------   -----------
Net loss for the period                   $   382,451    $   612,273    $ 1,349,390   $ 1,534,714
                                          ===========    ===========    ===========   ============
Basic loss per share                      $      0.03    $      0.04    $      0.09   $      0.10
                                          ===========    ===========    ===========   ============



                           ALTAIR INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                  (Unaudited)

                                Nine Months Ended
                                  September 30,
                                                       ---------------------------
                                                            1999          1998
                                                       -----------    ------------
Cash flows from operating activities
     Net loss for the period                           $(1,349,390)   $(1,534,714)
     Adjustment to reconcile net loss for the period
          to net cash used:
               Amortization                                309,528        461,353
               Loss on disposal of fixed assets               --            1,945
                                                       -----------    ------------
                                                        (1,039,862)    (1,071,416)
     Changes in assets and liabilities:
          Other current assets                              43,958       (102,902)
          Accounts payable and accrued liabilities        (151,331)       (95,746)
                                                       -----------    ------------
Net cash used in operating activities                   (1,147,235)    (1,270,064)
                                                       -----------    ------------

Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures               (485,138)      (531,889)
     Purchase of capital assets                           (241,141)       (28,833)
     Purchase of centrifugal jig patents and related
          expenditures                                      (1,847)       (38,822)
                                                       -----------    ------------
Net cash used in investing activities                     (728,126)      (599,544)
                                                       -----------    ------------
Cash flows from financing activities
     Issuance of common shares for cash                  1,750,000        113,664
     Payment of notes payable                               (6,091)      (206,700)
     Convertible debenture issuance costs                     --          (22,702)
     Capital stock issuance costs                          (87,500)          --
     Redemption of convertible debentures                     --       (2,357,682)
                                                       -----------    ------------
Net cash provided by (used in) financing activities      1,656,409     (2,473,420)
                                                       -----------    ------------
Net decrease in cash and short-term investments           (218,952)    (4,343,028)

Cash and short-term investments, beginning of period     3,100,577      8,161,770
                                                       -----------    ------------
Cash and short-term investments, end of period         $ 2,881,625    $ 3,818,742
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

         The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Capital Stock

         During the three months ended September 30, 1999, options to purchase 50,000 common shares of the Company ("Common Shares") were issued to service providers at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. During the same period, no options were exercised. As of September 30, 1999, options to purchase 2,315,000 Common Shares were outstanding.

Note 3.  Development Stage Company

         As of September 30, 1999, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                      Accumulated deficit
                                                          during the
                                                       development stage
                                                       -----------------
Professional fees                                       $  1,506,645
Salaries and wages                                         2,152,827
Shareholders' expenses                                     1,079,681
Office and general                                         2,268,366
Loss on sale of mining claims                                101,047
Amortization                                               1,847,080
Interest on long-term debt                                    97,001
Write off of mineral properties and related
     deferred exploration expenditures                     1,292,354
Write off of organization costs                                8,563
                                                       -----------------
                                                          10,353,564
Less:
     Interest income                                        (561,449)
     Gain on sale of marketable securities                   (35,773)
     Lease payments                                         (143,754)
     Gain on forgiveness of debt                            (728,531)
     Option payments                                         (70,906)
                                                       -----------------
Total accumulated loss                                     8,813,151
Convertible debenture costs                                  537,731
Share issue costs                                            148,057
Accretion of equity element of convertible debentures        144,801
Premium on conversion of convertible debentures              244,915
Premium on redemption of convertible debentures              193,256
                                                       -----------------
Accumulated deficit, September 30, 1999                 $ 10,081,911
                                                       =================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in the Company's financial condition between December 31, 1998 and September 30, 1999 and the material changes in the results of operations and financial condition of the Company between the three- and nine-month periods ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Results of Operations

         The Company has earned no operating revenues to date. Basic net losses totaled $1,349,390 ($.09 per share) for the nine months ended September 30, 1999 and $1,534,714 ($.10 per share) during the same period of 1998. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

         Nine-Month Periods Ended September 30, 1999 and 1998. Operating expenses for the nine months ended September 30, 1999 decreased by $165,521 from the nine-month period ended September 30, 1998. Included in this amount is a decrease in amortization expense of $151,825 which resulted from a two-year extension in the life of the centrifugal jig patents. Amortization expense has been reduced to account for the longer lives of the patents. Testing, research and development decreased by $67,772, principally due to a decrease in funds expended on testing and development of the centrifugal jig. Although these efforts are continuing at a reduced level, the Company is concentrating its resources on the development of its Tennessee mineral properties and these costs are largely recorded on the Consolidated Balance Sheets as "Mineral properties and related deferred exploration expenditures." Stock exchange fees decreased by $43,672 from the same period in 1998. In January 1998, the Company's common shares were initially listed on the Nasdaq National Market System and certain initial listing fees were incurred. Similar fees were not incurred during the nine months ended September 30, 1999. In addition to this, professional fees declined by $33,620, principally due to a decrease in legal fees associated with external financing and regulatory compliance, and a decrease in consulting fees related to external financing.

         These decreases in expense were partially offset by increases in other expense categories. Wages and administration expense increased by $115,289 over the same period in 1998 due to the addition of five new employees in the Reno office which occurred in February, April and July, 1998 and May 1999. Shareholder relations expenses increased by $67,957 over the same period in 1998, as the Company has increased its efforts to develop and maintain investor contacts.

         Interest income for the nine-month period ended September 30, 1999 decreased by $203,652 from the same period in 1998 due to a decrease in the amount of cash invested in temporary investments following the redemption of the Company's convertible debentures in August 1998.

         Three-Month Periods Ended September 30, 1999 and 1998. Operating expenses for the three months ended September 30, 1999 decreased by $91,778 from the comparable period of 1998. This decrease was primarily the result of a decrease in testing, research and development expense of $76,177, which decrease was principally due to a reduction of funds expended on testing and development of the centrifugal jig. In addition, the Company experienced a decrease in amortization of $36,630 caused by a two-year extension in the life of the centrifugal jig patents.

         These decreases in expense between the three-month period ended September 30, 1999 and the three-month period ended September 30, 1998 were partially offset by increases in other expense categories, principally professional fees, which increased by $44,000 over the same period in 1998. This increase was due to an increase in legal fees incurred to enforce certain provisions of a services agreement the Company entered into with another corporation.

         Interest income for the three-month period ended September 30, 1999 decreased by $60,841 from the same period in 1998 due to a decrease in the amount of cash invested in temporary investments following the redemption of the Company's convertible debentures in August 1998.


Liquidity and Capital Resources

         The Company has earned no revenues to date and has incurred recurring losses. At December 31, 1998 the Company's accumulated deficit was $8,645,021. The deficit increased by $1,436,890 to $10,081,911 during the first nine months of 1999, due to the net loss for the period of $1,349,390 and capital stock issuance costs of $87,500.

         On September 23, 1999, the Company entered into a Letter Agreement with respect to a proposed acquisition by the Company of certain proprietary titanium processing technology and related equipment from a major international mineral processing group. The Company believes that the technology has economic potential in its own right, but may also complement the Company's development of its Tennessee mineral property. The Company is negotiating a definitive purchase agreement and related documents with respect to its proposed purchase of such titanium processing technology and related equipment. The Company can provide no assurance that any such definitive purchase agreement will be executed;
nevertheless, the Company is optimistic that a definitive purchase agreement regarding its purchase of such titanium processing technology may be completed and signed in mid-November 1999.

         The Company also continues to use its working capital to invest its mineral properties located in or around Benton County, Tennessee and near Ione, California and in the testing and development of the Altair Centrifugal Jig (the "Jig"). The Company is proceeding with the development of the Tennessee mineral property and intends to complete a final feasibility study (the "Feasibility Study") by the end of 2000 at a cost of approximately $5.5 million. During the first nine months of 1999, the Company invested $485,138 in the exploration of its Tennessee and California mineral properties. The Company has built three Series 30 Jigs to be used for bulk sample testing at the Company's Tennessee mineral property or for potential commercial installation. During the first nine months of 1999, the Company invested $97,423 in development of the Jig and $188,458 in construction of additional Jigs.

         The Company currently maintains working capital which management believes will be sufficient to complete the first phase of the Feasibility Study and fund the current level of operations through the second quarter of the 2000 fiscal year. However, additional capital resources in the estimated amount of $5 million will be required to complete the Feasibility Study. Moreover, if a definitive purchase agreement regarding the Company's acquisition of certain titanium processing technology is finalized and executed, additional capital resources will likely be required in connection with such acquisition. Management intends to access equity and/or debt financing sources to meet these requirements but can provide no assurance that the Company will be able to raise adequate amounts of capital on acceptable terms in order to fund its long-term capital requirements.

         The Company has financed its operations since inception primarily by the issuance of equity securities and convertible debt (common shares, convertible debentures, and options and warrants to purchase common shares) with cumulative aggregate net proceeds of $18,867,561 as of September 30, 1999. The Company received cash proceeds of $1,662,500 from sales of common shares and warrants during the first nine months of 1999. At September 30, 1999, the Company had $2,881,625 in cash and short-term investments available to meet its near-term development and operating needs.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the sufficiency of the Company's working capital, plans to raise additional capital, development of the Jig or any mineral properties, the value of the titanium processing technology the Company proposes to purchase and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates" and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, the unforeseen need for and/or inability to raise capital for: (i) testing and development of the Tennessee mineral property and the Jig, (iii) funding the purchase of mineral processing equipment or technologies, including the titanium processing technology being considered by the Company, or (iii) investing in other ongoing or new projects. In addition, the Company's proposed acquisition of titanium processing technology and assets may not be finalized or, even if finalized, the acquired technology and assets may be ineffective or otherwise valueless. Such Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      See Exhibit Index attached hereto.

(b) No reports on Form 8-K have been filed during the third quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Altair International Inc.



           November 12, 1999             By: /s/ William P. Long
           -----------------                 --------------------
                 Date                    William P. Long, President



          November 12, 1999              By: /s/ C. Patrick Costin
          -----------------                  ----------------------
                Date                     C. Patrick Costin, Vice-President
                                         (Principal Financial
                                         or Accounting Officer)


                                  EXHIBIT INDEX



                  Exhibit                                                                 Incorporated           Filed
                   No.                   Exhibit                                          By Reference           Herewith
                   ---                   -------                                          ------------           --------

                  3.1          Articles of Incorporation of the Registrant                     (1)

                  3.2          Amendment to Articles of Incorporation of the                   (2)

                  3.3          Bylaws of the Registrant                                        (1)

                  4.1          Form of Common Stock Certificate                                (1)

                  4.2          Form of Warrant related to Covertible Debentures                (3)

                  4.3          Form of Series J Warrant                                        (4)

                   27          Financial Data Schedule                                                             (5)






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

(5) Filed herewith.
                                       12