Form 10-Q
period 2000-03-31
ALTAIR INTERNATIONAL INC
filed 2000-05-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
                        ---------------------------------
         (Address of principal executive offices, including zip code)

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

               As of March 31, 2000, the registrant had 15,862,882
                           Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                   March 31,         December 31,

                                                                     2000                1999
                                                                  (unaudited)         (audited)
                                                              -----------------  -------------------
                            ASSETS
Current
     Cash and short-term investments                          $   1,368,566      $      153,580
     Other current assets                                           771,407             980,453
                                                             ------------------  -------------------
                                                                  2,139,973           1,134,033
Capital
     Property and equipment (Cost, net of amortization)           2,442,119           2,507,878

Patents and related expenditures
     (Cost, net of amortization)                                  9,818,803          10,001,967

Mineral properties and related deferred exploration
     expenditures                                                 2,154,434           2,021,052

Goodwill, net                                                         8,820               8,978
                                                              -----------------  -------------------

                    Total Assets                              $  16,564,149      $   15,673,908
                                                              =================  ===================

                                   LIABILITIES
Current
     Accounts payable and accrued liabilities                 $      94,768      $      199,676
     Current portion of notes payable                             6,846,354           7,363,600

                                                              -----------------  -------------------
                      Total Liabilities                           6,941,122           7,563,276
                                                              -----------------  -------------------
                   SHAREHOLDERS' EQUITY
Capital stock issued
     15,862,882 common shares at March 31, 2000; 15,474,915
               shares at December 31, 1999                       20,160,741          18,324,963

Contributed surplus                                                 655,098             655,098

Deficit                                                         (11,192,812)        (10,869,429
                                                              -----------------  -------------------

                  Total Shareholders' Equity                      9,623,027           8,110,632
                                                              -----------------  -------------------

           Total Liabilities and Shareholders' Equity         $  16,564,149      $   15,673,908
                                                              =================  ===================


                                      ALTAIR INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Expressed in United States Dollars)
                                             (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,

                                                          -----------------   ---------------
                                                                2000              1999
                                                          -----------------   ---------------

         Operating Expenses

              Wages and administration                    $         96,803    $       83,047
              Testing, research and development                    240,171            79,937
              Professional fees                                     61,436            26,332
              Shareholder relations                                 29,602            41,267
              General and office                                    28,816            29,394
              Travel                                                20,292            17,218
              Occupancy costs                                       62,892            17,251
              Shareholders' meetings and reports                     4,283            20,953
              Insurance                                             17,897            15,200
              Government fees and taxes                                -              20,680
              Stock exchange fees                                   18,505            18,505
              Corporate services                                       775             2,096
              Transfer agent's fees                                    712               518
              Bank charges                                             511               177
              Gain on foreign exchange                            (558,763)           (1,105)
              Amortization                                         259,045            98,841
                                                          -----------------   --------------
                                                                   282,977           470,311
         Interest on long-term debt                                 41,759               -
         Interest income                                            (1,353)          (32,242)
                                                          -----------------   ---------------

         Net loss for the period                          $        323,383    $      438,069
                                                          =================   ===============

         Basic net loss per share                         $           0.02     $        0.03
                                                          =================   ===============

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,

                                                              --------------    -------------
                                                                   2000              1999
                                                              --------------    -------------
         Cash flows from operating activities
              Net loss for the period                         $    (323,383)    $   (438,069)
              Items not involving cash:
                   Amortization                                     259,045           98,841
                   Unrealized gain on foreign exchange             (559,005)             -
                                                              --------------    -------------
                                                                   (623,343)        (339,228)
              Changes in non-cash working capital balances:
                   Other current assets                             209,046           27,447
                   Accounts payable and accrued liabilities        (104,908)         (66,680)
                   Current portion of notes payable                  41,759              -
                                                              --------------    -------------
         Net cash used in operating activities                     (477,446)        (378,461)
                                                              --------------    -------------
         Cash flows from investing activities
              Purchase of mineral properties and related
                   deferred exploration expenditures               (133,382)        (153,247)
              Purchase of capital assets                             (4,029)        (137,898)
              Purchase of centrifugal jig patents and related
                   expenditures                                      (5,935)          (1,849)
                                                              --------------    -------------
         Net cash used in investing activities                     (143,346)        (292,994)
                                                              --------------    -------------

         Cash flows from financing activities
              Issuance of common shares for cash, net of share
                    issue costs                                   1,500,000        1,662,500
              Proceeds from exercise of stock options               335,778              -
              Payment of notes payable                                  -             (6,000)

                                                              --------------    -------------
         Net cash provided by financing activities                1,835,778        1,656,500
                                                              --------------    -------------

         Net increase in cash and short-term investments          1,214,986          985,045

         Cash and short-term investments, beginning of period       153,580        3,100,577
                                                              --------------    -------------
         Cash and short-term investments, end of period       $   1,368,566     $  4,085,622
                                                              ==============  ===============

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on April 12, 2000.

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

        The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Capital Stock

        On January 31, 2000, the Company issued 75,000 common shares of the Company ("Common Shares") and 37,500 Series L Warrants at the price of $4.00 per unit of one Common Share and one-half Series L Warrant (a "Unit"). Each Series L Warrant entitles the holder to acquire one Common Share at the price of $6.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) January 31, 2003, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $8.00 per share.

        On March 2, 2000, the Company issued an additional 50,000 Common Shares and 25,000 Series L Warrants, at the price of $4.00 per Unit. Each Series L Warrant entitles the holder to acquire one Common Share at the price of $6.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) March 2, 2004, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $8.00 per share.

        On March 3, 2000, the Company issued an additional 166,667 Common Shares and 83,333 Series M Warrants, at the price of $6.00 per Unit. Each Series M Warrant entitles the holder to acquire one Common Share at the price of $8.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) March 3, 2004, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $10.00 per share.

        Total gross proceeds from the aforementioned sales were $1,500,000.

         On or about March 31, 2000, the Company issued 25,000 Shares and 75,000 Warrants in a private placement pursuant to the terms of a consulting agreement dated as of February 15, 2000 in consideration of consulting services to be provided to the Company. The Warrants have an exercise price of $4.00 per share and are exercisable at any time on or before February 15, 2003.

        During the three months ended March 31, 2000, options to purchase 71,300 Common Shares were exercised at prices ranging from $4.13 to $6.13. Gross proceeds from the exercise of these options were $335,778. During the same period, options to purchase 230,000 Common Shares were issued to employees and service providers at prices equal to the market price on the Nasdaq Stock Market on the day prior to the date of issuance. As of March 31, 2000, options to purchase 3,188,700 Common Shares were outstanding.

Note 3.  Development Stage Company

        As of March 31, 2000, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                          Accumulated deficit
                                                              during the
                                                           development stage
      Professional fees                                      $  1,665,985
      Salaries and wages                                        2,342,302
      Shareholders' expenses                                    1,344,228
      Office and general                                        2,363,148
      Loss on sale of mining claims                               101,047
      Amortization                                              2,290,701
      Interest on long-term debt                                  138,760
      Write off of mineral properties and related
           deferred exploration expenditures                    1,385,997
      Write off of organization costs                               8,563
                                                           --------------------
                                                               11,640,731
      Less:
           Interest income                                       (582,773)
           Gain on sale of marketable securities                  (35,773)
           Lease payments                                        (143,754)
           Gain on forgiveness of debt                           (795,973)
           Option payments                                        (70,906)
                                                           --------------------
      Total accumulated loss                                   10,011,552
      Convertible debenture costs                                 537,731
      Share issue costs                                            60,557
      Accretion of equity element of convertible debentures       144,801
      Premium on conversion of convertible debentures             244,915
      Premium on redemption of convertible debentures             193,256
                                                           --------------------
      Accumulated deficit, March 31, 2000                    $ 11,192,812
                                                           ====================


Note 4.  Subsequent Event

        On April 7, 2000, the Company entered into a common stock purchase agreement and an equity line of credit agreement with an investor. Pursuant to the common stock purchase agreement, the Company has issued 1,251,303 Common Shares and 250,261 warrants for gross proceeds of $6,000,000 before deducting estimated costs of the issue of $455,000 and 75,085 warrants.

        Each warrant entitles the holder to purchase one Common Share at a price of $6.75 on or before March 31, 2003.

        The 1,251,303 Common Shares are subject to a "repricing period" of 120 days. During the repricing period, additional shares may be issued through a reset provision that compares market price in the repricing period to an adjusted original issue price.

        Pursuant to the equity line of credit agreement, the Company has the right to cause the investor to purchase up to $10 million of the Company's Common Shares over an 18-month period at a discounted market price based on the five lowest closing bid prices of the Common Shares for the ten trading days following the Company's notice. The timing and amounts of the purchases are at the discretion of the Company. Each additional purchase may be no greater than 66.7% of the average daily weighted dollar trading volume of the Common Shares for the twenty days preceding both the notice and closing of the purchase. In addition, the average market value during the same twenty-day period must be greater than $2.00 per share.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in the Company's financial condition between December 31, 1999 and March 31, 2000 and the material changes in the results of operations and financial condition of the Company between the three-month periods ended March 31, 2000 and March 31, 1999. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

        The Company has earned no operating revenues to date. Basic net losses totaled $323,383 ($.02 per share) during the first three months of 2000 and $438,069 ($.03 per share) during the same period of 1999. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

        In November 1999, the Company acquired all patents and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide ("TiO2") products from titanium bearing ores or concentrates (i.e., the "Technology"), all tangible equipment and other assets (i.e., the "Assets") used by BHP to develop and implement the Technology, and the use for one year of the services of the BHP personnel presently developing the Technology. Since acquiring the Technology and Assets, the Company has focused its efforts on the production and marketing of TiO2 nanoparticles. The acquisition of the Technology and Assets, together with the Company's production and marketing efforts, has had a significant effect on the Company's results of operations during the three months ended March 31, 2000 as described below.

        In connection with the acquisition, the Company entered into a services agreement with BHP wherein BHP agreed to provide, through December 31, 2000, certain services necessary to continue development and testing of the Technology and operation of the Assets. The costs associated with this service agreement are approximately $71,000 per month and are recorded as testing, research and development expense for the three months ended March 31, 2000. The Company incurred no comparable expense during the three months ended March 31, 1999.

        The Company also entered into a lease agreement with BHP to lease the space occupied by the Assets at a BHP facility in Reno, Nevada. The lease cost is $15,000 per month and is reflected as occupancy costs in the Consolidated Statements of Operations. The Company did not experience comparable lease costs in the three months ended March 31, 1999.

        Professional fees increased from $26,332 during the three months ended March 31, 1999 to $61,436 during the three months ended March 31, 2000 due to legal costs associated with patent reviews and trademark filings related to the Technology, and consulting costs for marketing and production management related to TiO2 nanoparticle products.

        The Company is amortizing the costs of the Technology and Assets acquired from BHP at approximately $53,000 per month. This amount (approximately $159,000 for the three months ended March 31, 2000) represents the increase in amortization expense for the three months ended March 31, 2000 over the same period in 1999.

        The purchase price for the Technology and Assets was 15,000,000 Australian dollars ("AUD$") and is payable in four equal installments. The first installment was paid at closing in November 1999 and the second payment, which was originally due February 15, 2000, has been rescheduled by Letter of Amendment, with interest at 15% per annum, until May 15, 2000. The remaining two payments are due and payable on May 15, 2000 and August 15, 2000. Since the purchase price is payable in Australian dollars, the liability to BHP is subject to exchange rate fluctuations. From December 31, 1999 to March 31, 2000, the American dollar strengthened significantly against the Australian dollar, resulting in a gain on foreign exchange of approximately $559,000. At March 31, 2000, the Company recorded accrued interest of $41,759 due to BHP on the second installment of the purchase price which is due on May 15, 2000.

         Interest income decreased for the three months ended March 31, 2000 from the comparable period of 1999 due to a decrease in cash available for short-term investment. This decrease in cash resulted from the payment of the initial installment of approximately $2.4 million to BHP in November 1999.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares, convertible debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $20,815,839 as of March 31, 2000. During the first three months of 2000, the Company received cash proceeds of $1,500,000 from sales of 291,667 Common Shares and 145,833 warrants, and received $335,778 from the exercise of stock options.

        The Company has earned no revenues and has incurred recurring losses. At December 31, 1999 the Company's accumulated deficit was $10,869,429. The deficit increased by $323,383 to $11,192,812 during the first three months of 2000, due to the net loss for the period of $323,383.

        On March 31, 2000, the Company entered into a common stock purchase agreement and an equity line of credit agreement with an investor. Under the terms of the stock purchase portion of the agreement, the Company issued to the investor 1,251,303 Common Shares for $6 million. After the initial issuance, additional shares may be issued through a reset provision that compares market price in the reset period to an adjusted original issue price. The investor also received warrants for 250,261 shares of Common Stock exercisable at $6.75 per share through March 31, 2003.

        Under the terms of the equity line of credit, the Company has the option to cause the investor to purchase up to $10 million of the Company's Common Stock during an 18-month period. The stock is to be issued at a discount to market price with the timing and amounts of purchases at the discretion of the Company (subject to the price of the Common Stock remaining in excess of $2 per share and the average daily weighted dollar trading volume of the Common Stock being at least 150% of the amount of the additional financing).

        The Company intends to use the proceeds received to date and any additional proceeds to pay the remaining AUD$11,250,000 due to BHP, fund the estimated $5.5 million needed for the completion of the feasibility study on the Tennessee Mineral Property, and provide working capital.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the sufficiency of the Company's working capital, development of the Technology and Assets, Jig or any mineral properties, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the Jig, development risks associated with the Tennessee Mineral Property, risks related to the Company's purchase and proposed development and exploitation of the Technology and Assets and uncertainties regarding the Company's ability to obtain capital sufficient to pursue its proposed business strategy. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Although the Company is an Ontario corporation, it conducts substantially all of its operations in the United States and holds substantially all of its cash in United States Dollar denominated bank accounts. The Company's liability to BHP in connection with the purchase of the Technology and Assets is stated in Australian dollars and is, therefore, subject to exchange rate risk. As a result, the Company's obligation to pay BHP AUD$7,500,000 on May 15, 2000 and AUD$3,750,000 on August 15, 2000 will increase as the Australian Dollar becomes stronger against the United States Dollar and will decrease as the Australian Dollar weakens against the United States Dollar. Exchange rates tend to fluctuate widely, and there is a real risk that the cost in United States Dollars of repaying the Company's AUD$11,250,000 obligation may increase significantly during the period between the date of this report and the date the Company pays, or is required to pay, such obligation.

         By way of illustration, on November 15, 1999, when the Company consummated its purchase of the Processing Technology and Processing Assets, the cost of an Australian Dollar in United States Dollars (or the U.S.$ to AUD$ exchange rate) was $.6403. As a result, the Company's AUD$11,250,000 liability to BHP was equal to U.S.$7,202,738 on November 15, 1999. Between November 15, 1999 and December 31, 1999, the United States Dollar weakened in relation to the Australian Dollar such that the Company's liability to BHP increased by $160,862 to $7,363,600. (An unrealized loss in that amount appears on the Company's Consolidated Statements of Operations and Deficit for the year ended December 31, 1999). However, during the period between January 1, 2000 and March 31, 2000, the United States Dollar strengthened in relation to the Australian Dollar, with the result that the liability to BHP on March 31, 2000 has decreased by $559,005 from the amount at December 31, 1999 and $398,143 from the amount at November 15, 1999 to $6,804,595. Because of the exchange rate exposure on its liability to BHP, the amount in United States Dollars of the Company's liability to BHP will continue to fluctuate until such liability is paid in full.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds (Unregistered Sales of Securities)


        On March 3, 2000, the Company issued an additional 166,667 Common Shares and 83,333 Series M Warrants, at the price of $6.00 per Unit. Each Series M Warrant entitles the holder to acquire one Common Share at the price of $8.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) March 3, 2004, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $10.00 per share.

     On or about March 31, 2000, the Company issued 25,000 Shares and 75,000 Warrants (in a series identified as De Jong Warrants) in a private placement pursuant to the terms of a consulting agreement dated as of February 15, 2000 in consideration of consulting services to be provided to the Company. The Warrants have an exercise price of $4.00 per share and are exercisable at any time on or before February 15, 2003.

     Each of the above-described issuances of Common Shares and Warrants was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the following: (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided with any and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a) See Exhibit Index attached hereto.

     (b) No reports on Form 8-K have been filed during the first quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Altair International Inc.



              May 10, 2000              By:/s/ William P. Long
              ------------              -----------------------
                  Date                         William P. Long,
                                               President



              May 10, 2000              By:/s/ Edward H. Dickinson
              ------------              ---------------------------
                  Date                         Edward H. Dickinson,
                                               Chief Financial Officer



                                  EXHIBIT INDEX

  Exhibit No.                     Description                                 Incorporated by Reference/
                                                                                    Filed Herewith
----------------    ----------------------------------------    -------------------------------------------------------

                    Articles of Incorporation of the            Incorporated by reference to Registration Statement
            3.1     Registrant                                  on Form 10 SB filed with the Commission on November
                                                                25, 1996.

                    Amendment to Articles of Incorporation      Incorporated by reference to Amendment No. 1 to
            3.2     of the Registrant dated November 6,         Registration Statement on Form 10 filed with the
                    1996                                        Commission on December 23, 1996.

                                                                Incorporated by reference to Registration Statement
            3.3     Bylaws of the Registrant                    on Form 10 SB filed with the Commission on November
                                                                25, 1996.

                                                                Incorporated by reference to Registration Statement
            4.1     Form of Common Stock Certificate            on Form 10-SB filed with the Commission on November
                                                                25, 1996.

                                                                Incorporated by reference to the Company's Current
                                                                Report on Form 8-K filed with the Commission on
            4.2     Form of Warrant (related to                 January 13, 1998, as amended by Amendment No. 1 to
                    Convertible Debentures)                     Current Report on Form 8-K/A, filed on January 21,
                                                                1998.

                                                                Incorporated by reference to the Company's Quarterly
            4.3     Form of Series J Warrant                    Report on Form 10-Q filed on May 15, 1999.

                                                                Incorporated by reference to the Company's Annual
            4.4     Form of Series K Warrant                    Report on Form 10-K filed with the Commission on
                                                                April 12, 2000.

                                                                Incorporated by reference to the Company's Annual
            4.5     Form of Series L Warrant                    Report on Form 10-K filed with the Commission on
                                                                April 12, 2000.

                                                                Incorporated by reference to Registration Statement
            4.6     Form of Series M Warrant                    on Form S-3, No. 333-36462, filed with the Commission
                                                                on May 5, 2000.

                                                                Incorporated by reference to Registration Statement
            4.7     Form of DeJong Warrant                      on Form S-3, No. 333-36462, filed with the Commission
                                                                on May 5, 2000.

                                                                Incorporated by reference to Registration Statement
            4.8     Form of Series N Warrant                    on Form S-3, No. 333-36462, filed with the Commission
                                                                on May 5, 2000.

                    Shareholders Rights Plan Agreement
                    dated November 27, 1998, between            Incorporated by reference to the Company's Current
            4.9     Altair International Inc. and Equity        Report on Form 8-K filed with the Commission on
                    Transfer Services Inc.                      December 29, 1998.

                    Amended and Restated Shareholder
                    Rights Plan dated October  15,  1999,       Incorporated by reference to the Company's Current
           4.10     between the Company and Equity              Report on Form 8-K filed with the Commission on
                    Transfer Services, Inc.                     November 19, 1999.

             27     Financial Data Schedule                     Filed herewith.
-----------------------