Form 10-Q
period 2000-06-30
ALTAIR INTERNATIONAL INC
filed 2000-08-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934  FOR  THE  QUARTERLY  PERIOD  ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                             --------  ---------

                            ALTAIR INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Province of
         Ontario,
         Canada                         1-12497                     None
     --------------                  --------------            --------------
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

                 As of June 30, 2000, the registrant had 17,114,185 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                  (unaudited)         (audited)
                                                              ------------------ --------------------
                            ASSETS

Current
     Cash and short-term investments                          $    1,852,115     $      153,580
     Other current assets                                            548,267             980,453
                                                              -----------------  --------------------
                                                                   2,400,382           1,134,033
Capital
     Property and equipment (Cost, net of amortization)            2,402,205           2,507,878

Patents and related expenditures
     (Cost, net of amortization)                                   9,620,818          10,001,967

Mineral properties and related deferred exploration
     expenditures                                                  2,388,757           2,021,052

Goodwill, net

                                                                       8,663               8,978
                                                              -----------------  --------------------

                         Total Assets                         $   16,820,825     $    15,673,908
                                                              =================  ====================


                         LIABILITIES

Current

     Accounts payable and accrued liabilities                 $       136,490    $       199,676
     Current portion of notes payable                               2,239,125          7,363,600
                                                              -----------------  --------------------
                      Total Liabilities                             2,375,615          7,563,276
                                                              -----------------  --------------------

                     SHAREHOLDERS' EQUITY

Capital stock issued

     17,114,185 common shares at June 30, 2000; 15,474,915
               shares at December 31, 1999                         25,755,711         18,324,963

Contributed surplus                                                   655,098            655,098

Deficit                                                           (11,965,599)       (10,869,429)
                                                              -----------------  --------------------
                  Total Shareholders' Equity                       14,445,210          8,110,632
                                                              -----------------  --------------------

          Total Liabilities and Shareholders' Equity          $    16,820,825    $    15,673,908
                                                              =================  ====================


                       See notes to financial statements.

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                 2000             1999             2000             1999
                                            -----------      ------------     ------------     ------------
Operating Expenses
     Wages and administration               $    88,379      $    132,655     $    185,182     $    215,702
     Testing, research and development          233,511            62,159          473,682          142,096
     Professional fees                          111,250            29,192          172,686           55,524
     Shareholder relations                       45,846            72,820           75,448          114,087
     General and office                          62,179            46,209           90,995           75,603
     Trave                                      l27,528            36,659           47,820           53,877
     Occupancy costs                             62,880            17,451          125,772           34,702
     Shareholders' meetings and reports          91,194            59,417           95,477           80,370
     Insurance                                   19,375            14,092           37,272           29,292
     Government fees and taxes                    4,490            (6,564)           4,490           14,116
     Stock exchange fees                         (1,500)                -           17,005           18,505
     Corporate services                           7,577             2,133            8,352            4,229
     Transfer agent's fees                        3,505               805            4,217            1,323
     Bank charges                                   575               410            1,086              587
     Gain on foreign exchange                  (236,936)           (2,270)        (795,699)          (3,375)
     Amortization                               258,922           105,341          517,967          204,182
                                            -----------      ------------     ------------     ------------
                                                778,775           570,509        1,061,752        1,040,820
Interest on long-term debt                       37,125             1,966           78,884            1,966
Interest income                                 (43,113)          (43,605)         (44,466)         (75,847)
                                            -----------      ------------     ------------     ------------

Net loss for the period                     $   772,787      $    528,870     $  1,096,170     $    966,939
                                            ===========      ============     ============     ============

Basic net loss per share                    $      0.05      $       0.03     $       0.07     $       0.06
                                            ===========      ============     ============     ============

                       See notes to financial statements.

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2000           1999
                                                               -------------    -----------
Cash flows from operating activities
         Net loss for the period                               $  (1,096,170)   $  (966,939)
                                                               -------------    -----------
         Items not involving cash:
            Amortization                                             517,967        204,182
            Unrealized gain on foreign exchange                     (220,875)             -
                                                               -------------    -----------
                                                                    (799,078)      (762,757)
         Changes in non-cash working capital balances:
            Other current assets                                     432,186         15,047
            Accounts payable and accrued liabilities                 (63,186)       (86,772)
            Current portion of notes payable                      (4,903,600)             -
                                                               -------------    -----------
Net cash used in operating activities                             (5,333,678)      (834,482)
                                                               -------------    -----------

Cash flows from investing activities
         Purchase of mineral properties and related
            deferred exploration expenditures                       (367,705)      (315,923)
              Purchase of capital assets                             (33,781)      (223,469)
              Purchase of patents and related expenditures             2,951         (1,849)
                                                               -------------    -----------

Net cash used in investing activities                               (398,535)      (541,241)
                                                               -------------    -----------
Cash flows from financing activities
         Issuance of common shares for cash, net of share
            issue costs                                            7,094,970      1,662,500
         Proceeds from exercise of stock options                     335,778              -
         Payment of notes payable                                          -         (6,091)
                                                               -------------    -----------

Net cash provided by financing activities                          7,430,748      1,656,409
                                                               -------------    -----------

Net increase in cash and short-term investments                    1,698,535        280,686

Cash and short-term investments, beginning of period                 153,580      3,100,577
                                                               -------------    -----------

Cash and short-term investments, end of period                 $   1,852,115    $ 3,381,263
                                                               =============    ===========

                       See notes to financial statements.

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

        The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Notes Payable

        On May 12, 2000, the Company paid $4,328,025 principal and $78,885 interest to BHP Minerals International, Inc. ("BHP") in connection with the Company's acquisition of a pigment production technology and assets from BHP. As of June 30, 2000, the Company has one remaining payment of $2,239,125 due August 15, 2000.

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3. Development Stage Company

        As of June 30, 2000, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                       Accumulated deficit
                                                           during the
                                                        development stage
                                                       -------------------
Professional fees                                      $        1,777,235
Salaries and wages                                              2,430,681
Shareholders' expenses                                          1,479,768
Office and general                                              2,547,832
Loss on sale of mining claims                                     101,047
Amortization                                                    2,549,623
Interest on long-term debt                                        175,885
Write off of mineral properties and related
     deferred exploration expenditures                          1,385,997
Write off of organization costs                                     8,563
                                                       -------------------
                                                               12,456,631
Less:
     Interest income                                             (625,886)
     Gain on sale of marketable securities                        (35,773)
     Lease payments                                              (143,754)
     Gain on forgiveness of debt                                 (795,973)
     Option payments                                              (70,906)
                                                       -------------------
Total accumulated loss                                         10,784,339
Convertible debenture costs                                       537,731
Share issue costs                                                  60,557
Accretion of equity element of convertible debentures             144,801
Premium on conversion of convertible debentures                   244,915
Premium on redemption of convertible debentures                   193,256
                                                       -------------------
Accumulated deficit, June 30, 2000                     $       11,965,599
                                                       ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in the Company's financial condition between December 31, 1999 and June 30, 2000 and the material changes in the results of operations and financial condition of the Company between the three- and six-month periods ended June 30, 2000 and June 30, 1999. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

        The Company has earned no operating revenues to date. Basic net losses totaled $1,096,170 ($.07 per share) for the six months ended June 30, 2000 and $966,939 ($.06 per share) during the same period of 1999. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

        In November 1999, the Company acquired all patents and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide ("TiO2") products from titanium bearing ores or concentrates (i.e., the "Technology"), all tangible equipment and other assets (i.e., the "Assets") used by BHP to develop and implement the Technology, and the use for one year of the services of the BHP personnel presently developing the Technology. Since acquiring the Technology and Assets, the Company has focused its efforts on the production and marketing of TiO2 nanoparticles. The acquisition of the Technology and Assets, together with the Company's production and marketing efforts, has had a significant effect on the Company's results of operations during the six months ended June 30, 2000 as described below.

        In connection with the acquisition, the Company entered into a services agreement with BHP wherein BHP agreed to provide, through December 31, 2000, certain services necessary to continue development and testing of the Technology and operation of the Assets. The costs associated with this service agreement are approximately $71,000 per month and are recorded as testing, research and development expense for the three and six months ended June 30, 2000. The Company incurred no comparable expense during the three and six months ended June 30, 1999.

        The Company also entered into a lease agreement with BHP to lease the space occupied by the Assets at a BHP facility in Reno, Nevada. The lease cost is $15,000 per month and is reflected as occupancy costs in the Consolidated Statements of Operations. The Company did not experience comparable lease costs in the three and six months ended June 30, 1999.

        Professional fees increased during the three- and six-month periods ended June 30, 2000 over the comparable periods of 1999 due to legal costs associated with patent reviews and trademark filings related to the Technology, and consulting costs for marketing and production management related to TiO2 nanoparticle products.

        The Company is amortizing the costs of the Technology and Assets acquired from BHP at approximately $53,000 per month. This amount (approximately $318,000 for the six months ended June 30, 2000 and $159,000 for the three months ended June 30, 2000) represents the increase in amortization expense for the three and six months ended June 30, 2000 over the same periods in 1999.

        The purchase price for the Technology and Assets was 15,000,000 Australian dollars ("AUD$") and was payable in four equal installments. The first installment was paid at closing in November 1999, the second and third installments were paid on May 12, 2000 and the remaining payment was paid on August 1, 2000. Since the purchase price was payable in Australian dollars, the liability to BHP was subject to exchange rate fluctuations. From December 31, 1999 to March 31, 2000, the American dollar strengthened significantly against the Australian dollar, resulting in a gain on foreign exchange of approximately $559,000. From April 1, 2000 through June 30, 2000, the American dollar strengthened further, resulting in a gain on foreign exchange of approximately $237,000.

        Interest on long-term debt increased in the three- and six-month periods ended June 30, 2000 over the comparable periods of 1999 due to interest paid in connection with the rescheduling of the second installment due BHP from February 15, 2000 to May 15, 2000.

        Shareholder relations expenses decreased in the three- and six-month periods ended June 30, 2000 from the comparable periods of 1999 due principally to a reduction in investor relations consulting costs. The Company has reduced the overall level of investor relations activities and is concentrating its efforts on fewer programs.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares, convertible debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $26,410,809 as of June 30, 2000. During the first six months of 2000, the Company received cash proceeds of $7,094,970 from sales of 1,567,970 Common Shares and 546,172 warrants, and received $335,778 from the exercise of stock options.

        The Company has earned no revenues and has incurred recurring losses. At December 31, 1999 the Company's accumulated deficit was $10,869,429. The deficit increased by $1,096,170 to $11,965,599 during the first six months of 2000, due to the net loss for the period of $1,096,170.

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

        The Company used the initial $6 million of proceeds to pay $4,406,910 to BHP for the second and third installments due on the purchase of the Technology and Assets, fund certain costs incurred for the feasibility study on the Tennessee Mineral Property, and provide working capital.

        During the period July 8, 2000 through July 31, 2000, the Company sold, through private placements, 195,000 Common Shares and 97,500 warrants for gross proceeds of $610,000. These proceeds, together with existing working capital, were used to pay the final installment of AUD$3,750,000 (US$2,170,125) to BHP on August 1, 2000.

        As of August 11, 2000, the Company has entered into private placement subscription agreements with investors which provide for the sale of 500,000 Common Shares and 250,000 warrants of the Company for $1 million. This amount, together with additional anticipated private placements, is sufficient to provide working capital and fund certain capital costs associated with the Technology and Assets and Tennessee Mineral Property through December 31, 2000. The Company is assessing alternatives for financing its longer-term capital needs.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to a common stock purchase agreement dated March 31, 2000, on April 7, 2000, the Company issued to a single investor 1,251,303 Common Shares for $6 million. After the initial issuance, additional shares may be issued through a reset provision that compares market price in the reset period to an adjusted original issue price. The investor also received warrants for 250,261 shares of Common Stock exercisable at $6.75 per share through March 31, 2003.

         The above-described Common Shares and Warrants was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the following: (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided with any and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held an Annual Meeting of Shareholders on June 1, 2000 at which the Company's shareholders considered and voted as follows on the items described below:

         1. The shareholders of the Company considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:


        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        William Long                13,818,565                65,263                        -0-
        James Golla                 13,830,122                53,706                        -0-
        George Hartman              13,829,322                54,506                        -0-
        Robert Sheldon              13,829,122                54,706                        -0-

         2. The shareholders of the Company considered whether to appoint McGovern, Hurley, Cunningham, LLP as auditors of the Company and authorize the Board of Directors to fix their remuneration. There were 13,796,404 votes cast in favor, no votes cast against, 87,424 votes withheld, and no broker non-votes.

         3. The shareholders of the Company considered whether to approve a proposed amendment to the 1998 Altair International Inc. Stock Option Plan to increase the number of Common Shares subject to the plan from 2,000,000 Common Shares to 4,100,000 Common Shares. There were 1,692,061 votes cast in favor, 518,372 votes cast against, 2,559,311 shares not eligible to vote, and 9,114,084 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K

                        The Company filed a Current Report on Form 8-K on April 24, 2000, together with all material transaction documents, in which it reported that it (i) entered into a common stock purchase agreement with a private equity fund (the "investor") for the sale of 1,251,303 common shares of the Company (plus any additional shares issuable pursuant to applicable repricing provisions) for an aggregate purchase price of $6 million, (ii) issued warrants covering 250,261 common shares of the Company to the Investor and a warrant covering 75,078 common shares of the Company to the placement agent for the transaction, (iii) executed a registration rights agreement with the Investor, and (iv) entered into an equity line of credit agreement with the Investor whereby the Investor agrees to purchase up to $10 million in additional common shares of the Company over the course of the 18 months following the effective date of a registration statement registering the shares.

                        On July 17, 2000, the Company filed Amendment No. 1 on Form 8-K/A amending its Current Report on Form 8-K filed on April 24, 2000. The Company reported that it entered into a modification agreement with the Investor in which sections of the common stock purchase agreement related to repricing and subsequent issuances of Common Shares were amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Altair International Inc.



 August 14, 2000                By:/s/ William P. Long
 ---------------                --------------------------
      Date                      William P. Long, President

 August 14, 2000                By:/s/ Edward H. Dickinson
 ---------------                --------------------------------------------
      Date                      Edward H. Dickinson, Chief Financial Officer


                                  EXHIBIT INDEX

                  Exhibit                                                                 Incorporated    Filed
                     No.                               Exhibit                            by Reference    Herewith

                  ----------   --------------------------------------------------------- ---------------------------
                  3.1          Articles of Incorporation of the Registrant                     (1)           -
                  3.2          Amendment to Articles of Incorporation of the                   (2)           -
                               Registrant dated November 6, 1996
                  3.3          Bylaws of the Registrant                                        (1)           -
                  4.1          Common Stock Purchase Agreement                                 (3)           -
                  4.2          Form of Common Stock Purchase Warrant (Investor)                (3)           -
                  4.2          Registration Rights Agreement                                   (3)           -
                  10.1         Letter Agreement Regarding Equity Line of Credit, dated         (3)           -
                               March 31, 2000
                  27           Financial Data Schedule                                                      (4)



(1) Incorporated by reference to Registration Statement on Form 10 SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 24, 2000.

(4)     Filed herewith.