Form 10-Q
period 2000-09-30
ALTAIR INTERNATIONAL INC
filed 2000-11-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF  1934  FOR  THE   TRANSITION   PERIOD   FROM   _________________   TO
    _________________


                            ALTAIR INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Province of
          Ontario,
          Canada                      1-12497                     None
----------------------------   ---------------------      ----------------------
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



As of November 1, 2000, the registrant had 18,887,779 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ALTAIR INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                        September 30,    December 31,
                                                             2000           1999
                                                         (unaudited)      (audited)
                                                        ------------    ------------
                             ASSETS
Current
     Cash and short-term investments                    $    875,947    $    153,580
     Other current assets                                  1,264,342         980,453
                                                        ------------    ------------
                                                           2,140,289       1,134,033
Capital
     Property and equipment
      (Cost, net of amortization)                          2,428,470       2,507,878

Patents and related expenditures
     (Cost, net of amortization)                           9,418,385      10,001,967

Mineral properties and related deferred
      exploration expenditures                             2,845,344       2,021,052

Goodwill, net                                                  8,505           8,978
                                                        ------------    ------------
                          Total Assets                  $ 16,840,993    $ 15,673,908
                                                        ============    ============

                          LIABILITIES

Current
     Accounts payable and accrued liabilities           $    214,123    $    199,676
     Current portion of notes payable                           --         7,363,600
                                                        ------------    ------------
                       Total Liabilities                     214,123       7,563,276
                                                        ------------    ------------

                      SHAREHOLDERS' EQUITY

Capital stock issued
     18,887,779 common shares at September 30,
        2000; 15,474,915 shares at December 31, 1999      28,765,731      18,324,963

Contributed surplus                                          655,098         655,098

Accumulated Deficit                                      (12,793,959)    (10,869,429)
                                                        ------------    ------------

                   Total Shareholders' Equity             16,626,870       8,110,632
                                                        ------------    ------------

           Total Liabilities and Shareholders' Equity   $ 16,840,993    $ 15,673,908
                                                        ============    ============

                 See Notes to Consolidated Financial Statements

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                          --------------------------    --------------------------
                                              2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
Operating Expenses
     Wages and administration             $    89,547    $    64,896    $   274,729    $   280,598
     Testing, research and development        307,193         25,349        780,875        167,445
     Professional fees                         63,266         98,908        235,952        154,432
     Shareholder relations                     50,676         52,914        126,124        167,001
     General and office                        21,485         15,585        112,480         91,188
     Travel                                    13,925         12,922         61,745         66,799
     Occupancy costs                           71,803         17,451        197,575         52,153
     Shareholders' meetings and reports        10,576          5,701        106,053         86,071
     Insurance                                 21,997         13,024         59,269         42,316
     Government fees and taxes                     10             95          4,500         14,211
     Stock exchange fees                        3,880           --           20,885         18,505
     Corporate services                         2,142          3,873         10,494          8,102
     Transfer agent's fees                      1,383          1,872          5,600          3,195
     Bank charges                                 591            316          1,677            903
     Loss (Gain) on foreign exchange          (68,936)         3,192       (864,635)          (183)
     Amortization                             258,980        105,346        776,947        309,528
                                          -----------    -----------    -----------    -----------
                                              848,518        421,444      1,910,270      1,462,264

Interest on long-term debt                       --             --           78,884          1,966
Interest income                               (20,158)       (38,993)       (64,624)      (114,840)
                                          -----------    -----------    -----------    -----------

Net loss for the period                   $   828,360    $   382,451    $ 1,924,530    $ 1,349,390
                                          ===========    ===========    ===========    ===========

Basic net loss per share                  $      0.04    $      0.03    $      0.11    $      0.09
                                          ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                            ALTAIR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  2000           1999
                                                             ------------    ------------
Cash flows from operating activities
     Net loss for the period                                 $ (1,924,530)   $ (1,349,390)
     Items not involving cash:
          Amortization                                            776,947         309,528
                                                             ------------    ------------
                                                               (1,147,583)     (1,039,862)
     Changes in non-cash working capital balances:
          Other current assets                                   (283,889)         43,958
          Accounts payable and accrued liabilities                 14,447        (151,331)
          Current portion of notes payable                     (7,363,600)           --
                                                             ------------    ------------

Net cash used in operating activities                          (8,780,625)     (1,147,235)
                                                             ------------    ------------

Cash flows from investing activities
     Purchase of mineral properties and related
          deferred exploration expenditures                      (824,292)       (485,138)
     Purchase of capital assets                                  (129,770)       (241,141)
     Purchase of patents and related expenditures                  16,286          (1,847)
                                                             ------------    ------------

Net cash used in investing activities                            (937,776)       (728,126)
                                                             ------------    ------------

Cash flows from financing activities
     Issuance of common shares for cash, net of share
           issue costs                                         10,104,990       1,662,500
     Proceeds from exercise of stock options                      335,778            --
     Payment of notes payable                                        --            (6,091)
                                                             ------------    ------------

Net cash provided by financing activities                      10,440,768       1,656,409
                                                             ------------    ------------

Net increase (decrease) in cash and short-term investments        722,367        (218,952)

Cash and short-term investments, beginning of period              153,580       3,100,577
                                                             ------------    ------------

Cash and short-term investments, end of period               $    875,947    $  2,881,625
                                                             ============    ============

                 See Notes to Consolidated Financial Statements

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

        The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Notes Payable

        On August 1, 2000, the Company paid $2,170,125 to BHP Minerals International, Inc. ("BHP") representing the final payment in connection with the Company's acquisition of a pigment production technology and assets from BHP. The Company realized a foreign exchange gain of $69,000 on the payment as the United States dollar had strengthened in relation to the Australian dollar at August 1, 2000.

Note 3. Capital Stock

        During the period from July 8, 2000 through September 5, 2000, the Company issued 575,000 shares of common stock of the Company ("Common Shares") and 287,500 Series A Warrants at prices ranging from $2.59 to $3.81 per unit of one Common Share and one-half Series 2000A Warrant (a "Unit") for total gross proceeds of $1,885,020. Of the total warrants issued, 261,000 Series 2000A Warrants entitle the holder to acquire one Common Share at the price of $5.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) five years from the original date of purchase of the Units, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $8.00 per share. The remaining 26,500 Series 2000A Warrants entitle the holder to acquire one Common Share at the price of $4.00 on or before 5:00 p.m. (Mountain Standard Time) on the earlier of (i) five years from the original date of purchase of the Units, and (ii) the date thirty days following the fifth day (whether or not consecutive) the closing price of the Common Shares on the Nasdaq National Market exceeds $7.00 per share.

        On August 4, 2000, the Company issued 500,000 Common Shares, 250,000 Series 2000B Warrants and 250,000 Series 2000C Warrants for total gross proceeds of $1 million. Each Series B Warrant entitles the holder to acquire one Common

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Share at the price of $4.00 during the period commencing on the date a registration statement with respect to the Common Shares issuable upon exercise of the Series 2000B Warrants is first effective and continuing until 5:00 p.m. (Mountain Standard Time) on the earlier of: (i) the fifth anniversary of the date the registration statement became effective or (ii) the date 30 days following the fifth day (whether or not consecutive) the closing price equals or exceeds $6.00. Each Series 2000C Warrant entitles the holder to acquire one Common Share at the price of $5.00 during the period commencing on the date a registration statement with respect to the Common Shares issuable upon exercise of the Series 2000C Warrants is first effective and continuing until 5:00 p.m. (Mountain Standard Time) on the earlier of: (i) the fifth anniversary of the date the registration statement became effective or (ii) the date 30 days following the fifth day (whether or not consecutive) the closing price equals or exceeds $7.00.

        On August 21, 2000, the Company issued an additional 50,000 Common Shares, 25,000 Series B Warrants and 25,000 Series C Warrants for total gross proceeds of $125,000.

        On March 31, 2000, the Company entered into a common stock purchase agreement and an equity line of credit agreement with an investor. Under the terms of the stock purchase portion of the agreement, the Company issued to the investor 1,251,303 Common Shares for $6 million. After the initial issuance, additional shares may be issued through a reset provision that compares market price in each of four reset periods to an adjusted original issue price. On August 30, 2000, the Company issued 648,594 Common Shares under the reset provisions governing the first two reset periods.

                            ALTAIR INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Development Stage Company

        As of September 30, 2000, the Company would be characterized as a development stage enterprise under Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The following is a summary of the deficit accumulated during the development stage prepared in accordance with SFAS 7:

                                                             Accumulated deficit
                                                                  during the
                                                               development stage
                                                                 ------------
         Professional fees                                       $  1,840,501
         Salaries and wages                                         2,520,228
         Shareholders' expenses                                     1,544,900
         Office and general                                         2,919,425
         Loss on sale of mining claims                                101,047
         Amortization                                               2,808,603
         Interest on long-term debt                                   175,885
         Write off of mineral properties and related
              deferred exploration expenditures                     1,385,997
         Write off of organization costs                                8,563
                                                                 ------------
                                                                   13,305,149

         Less:
             Interest income                                         (646,044)
             Gain on sale of marketable securities                    (35,773)
             Lease payments                                          (143,754)
             Gain on forgiveness of debt                             (795,973)
             Option payments                                          (70,906)
                                                                 ------------
         Total accumulated loss                                    11,612,699
         Convertible debenture costs                                  537,731
         Share issue costs                                             60,557
         Accretion of equity element of convertible debentures        144,801
         Premium on conversion of convertible debentures              244,915
         Premium on redemption of convertible debentures              193,256
                                                                 ------------
         Accumulated deficit, September 30, 2000                 $ 12,793,959
                                                                 ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in the Company's financial condition between December 31, 1999 and September 30, 2000 and the material changes in the results of operations and financial condition of the Company between the three- and nine-month periods ended September 30, 2000 and September 30, 1999. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

        The Company has earned no operating revenues to date. Basic net losses totaled $1,924,530 ($.11 per share) for the nine months ended September 30, 2000 and $1,349,390 ($.09 per share) during the same period of 1999. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

        In November 1999, the Company acquired all patents and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide ("TiO2") products from titanium bearing ores or concentrates (i.e., the "Technology"), all tangible equipment and other assets (i.e., the "Assets") used by BHP to develop and implement the Technology, and the use for one year of the services of the BHP personnel presently developing the Technology. Since acquiring the Technology and Assets, the Company has focused its efforts on the production and marketing of TiO2 nanoparticles. The acquisition of the Technology and Assets, together with the Company's production and marketing efforts, has had a significant effect on the Company's results of operations during the three and nine months ended September 30, 2000 as described below.

        In connection with the acquisition, the Company entered into a services agreement with BHP wherein BHP agreed to provide, through December 31, 2000, certain services necessary to continue development and testing of the Technology and operation of the Assets. The costs associated with this service agreement are approximately $71,000 per month and are recorded as testing, research and development expense for the three and nine months ended September 30, 2000. The Company incurred no comparable expense during the three and nine months ended September 30, 1999.

        The Company also entered into a lease agreement with BHP to lease the space occupied by the Assets at a BHP facility in Reno, Nevada. The lease cost is $15,000 per month and is reflected as occupancy costs in the Consolidated Statements of Operations. The Company did not experience comparable lease costs in the three and nine months ended September 30, 1999.

        Professional fees increased during the nine-month period ended September 30, 2000 are higher than the comparable period of 1999 due to legal costs associated with patent reviews and trademark filings related to the Technology, and consulting costs for marketing and production management related to TiO2 nanoparticle products.

        The Company is amortizing the costs of the Technology and Assets acquired from BHP at approximately $53,000 per month. This amount (approximately $477,000 for the nine months ended September 30, 2000 and $159,000 for the three months ended September 30, 2000) represents the increase in amortization expense for the three and nine months ended September 30, 2000 over the same periods in 1999.

        The purchase price for the Technology and Assets was 15,000,000 Australian dollars ("AUD$") and was payable in four equal installments. The first installment was paid at closing in November 1999, the second and third installments were paid on May 12, 2000 and the remaining payment was paid on August 1, 2000. Since the purchase price was payable in Australian dollars, the liability to BHP was subject to exchange rate fluctuations. From December 31, 1999 to March 31, 2000, the American dollar strengthened significantly against the Australian dollar, resulting in a gain on foreign exchange of approximately $559,000. From April 1, 2000 through June 30, 2000, the American dollar strengthened further, resulting in a gain on foreign exchange of approximately $237,000. When the final payment was paid on August 1, 2000, an additional foreign exchange gain of approximately $69,000 was realized, resulting in a total foreign exchange gain on the purchase of the Technology and Assets of approximately $865,000 for the nine months ended September 30, 2000.

        Interest on long-term debt increased in the nine-month period ended September 30, 2000 over the comparable period of 1999 due to interest paid in connection with the rescheduling of the second installment due BHP from February 15, 2000 to May 15, 2000.

Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by the issuance of equity securities (Common Shares, convertible debentures, and options and warrants to purchase Common Shares) with aggregate net proceeds of $29,420,829 as of September 30, 2000. During the first nine months of 2000, the Company received cash proceeds of $10,104,990 from sales of 3,341,564 Common Shares and 1,383,672 warrants, and received $335,778 from the exercise of stock options.

        The Company has earned no revenues and has incurred recurring losses. At December 31, 1999 the Company's accumulated deficit was $10,869,429. The deficit increased by $1,924,530 to $12,793,959 during the first nine months of 2000, due to the net loss for the period of $1,924,530.

        On March 31, 2000, the Company entered into a common stock purchase agreement and an equity line of credit agreement with an investor. Under the terms of the stock purchase portion of the agreement, the Company issued to the investor 1,251,303 Common Shares for $6 million. After the initial issuance, additional shares may be issued through a reset provision that compares market price in the reset period to an adjusted original issue price. On August 30, 2000, the Company issued 648,954 Common Shares under the reset provisions governing the first two reset periods. The investor also received warrants for 250,261 shares of Common Stock exercisable at $6.75 per share through March 31, 2003.

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

        During the period August 4, 2000 through August 21, 2000, the Company sold, through private placements, an additional 663,000 Common Shares and 606,500 warrants for gross proceeds of $1,450,070.

        At September 30, 2000, the Company had $857,947 in cash and other short-term investments. This amount is sufficient to fund the Company's operations through December 31, 2000. As of September 30, 2000, the Company entered into private placement subscription agreements with an investor which provide for the sale of 267,000 Common Shares and 133,500 warrants of the Company for $949,920. As of November 14, 2000, the purchase and sale of Common Shares contemplated by such subscription agreement has not closed. Assuming such transaction does close, this amount, when combined with existing cash, is sufficient to provide working capital and fund certain capital costs associated with the Technology and Assets and Tennessee Mineral Property through the first quarter of 2001. The Company is assessing alternatives for financing its longer-term capital needs.

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

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the Jig, development risks associated with the Tennessee Mineral Property, risks related to the Company's proposed development and exploitation of the Technology and Assets and uncertainties regarding the Company's ability to obtain capital sufficient to pursue its proposed business strategy. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

        Pursuant to common stock purchase agreements, the Company issued to a single investor 375,000 Common Shares, 187,500 Series B Warrants and 187,500 Series C Warrants for $750,000 on August 4, 2000. Also on August 4, 2000, the Company issued to a single investor 125,000 Common Shares, 62,500 Series B Warrants and 62,500 Series C Warrants for $250,000. On August 21, 2000, the Company issued to a single investor 50,000 Common Shares, 25,000 Series B Warrants and 25,000 Series C Warrants for $125,000. In connection with each of the above-described stock issuances, the Company granted the issuer registration rights pursuant to a registration rights agreement in the form files as an Exhibit hereto.

         Each of the above-described issuances of Common Shares and Warrants were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the following: (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided with any and all other information requested by the investor with respect to the Company,
(d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

                            Altair International Inc.



          November 14, 2000              By: /s/ William P. Long
          -----------------              -----------------------
              Date                               William P. Long, President

          November 14, 2000              By: /s/ Edward H. Dickinson
          -----------------              ---------------------------
              Date                               Edward H. Dickinson,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                   Incorporated     Filed
   No.                               Exhibit              by Reference  Herewith
-------   ----------------------------------------------  ----------------------
3.1       Articles of Incorporation of the Registrant         (1)
3.2       Amendment to Articles of Incorporation of the       (2)
          Registrant dated November 6, 1996
3.3       Bylaws of the Registrant                            (1)
4.1       Form of Series 2000A Warrant                                    (3)
4.2       Form of Series 2000B Warrant                                    (3)
4.3       Form of Series 2000C Warrant                                    (3)
4.4       Form of Registration Rights Agreement                           (3)
27        Financial Data Schedule                                         (3)

-----------------------


(1) Incorporated by reference to Registration Statement on Form 10 SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on December 23, 1996.

(3)  Filed herewith.