Form 10-K/A
period 1999-12-31
ALTAIR INTERNATIONAL INC
filed 2001-02-01
CIK 1016546

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

         Altair International Inc. ("Altair") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") filed with the SEC on April 12, 2000 for the purpose of correcting the discussion of the differences between Canadian generally accepted accounting principals ("Canadian GAAP") and United States generally accepted accounting principles ("U.S. GAAP") set forth in Note 15 of the Consolidated Financial Statements included in Item 14 of the Form 10-K.

         In the past, Altair has capitalized exploration expenditures and recorded them in the balance sheet as "Mineral Properties and Related Deferred Exploration Expenditures" for both Canadian GAAP and U.S. GAAP purposes. However, Altair is considered to be an exploration stage company under U.S. GAAP and, as an exploration stage company, is required to record exploration expenditures as expenses in the period incurred. Accordingly, we are amending
Note 15 to the Consolidated Financial Statements to show that, under U.S. GAAP, our expenditures on mineral exploration would not be listed as an asset under the line item "Mineral Properties and Related Deferred Exploration Expenditures" as they are under Canadian GAAP. Rather, under U.S. GAAP our exploration expenditures would be reflected as an expense in the Consolidated Statements of Operations. As a result of this adjustment, our reported net loss for U.S. GAAP purposes is increased from $2,224,408 to $2,845,658 for year ended December 31, 1999, from $1,929,539 to $3,650,237 for the year ended December 31, 1998 and from $1,831,471to $2,311,719 for the year ended December 31, 1997.

         All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents Filed
         ---------------

         1.  Financial   Statements.   The  following   Consolidated   Financial
Statements of the Company and Auditor's Report are filed as part of this Annual Report on Form 10-K:

             o Report of McGovern, Hurley, Cunningham, LLP for the years ended December 31, 1999, 1998, and 1997

             o    Consolidated Balance Sheets at December 31, 1999 and 1998

             o Consolidated Statements of Operations and Deficit for the years ended December 31, 1999, 1998 and 1997

             o Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

             o    Notes to the Consolidated Financial Statements

         2.  Financial Statement Schedule. Not applicable.


         3.  Exhibit List

  Exhibit No.                         Exhibit                            Incorporated by Reference/ Filed Herewith
----------------    ---------------------------------------------     ------------------------------------------------
                                                                      Incorporated by reference to Registration
          3.1.1     Articles of Incorporation of the Registrant       Statement on Form 10-SB filed with the
                                                                      Commission on November 25, 1996.

                                                                      Incorporated by reference to Amendment No. 1
          3.1.2     Amendment to Articles of  Incorporation  of       to  Registration Statement on Form 10 filed
                    the Registrant  dated November 6, 1966            with the Commission on December 23, 1996.

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

                                                                      Incorporated by reference to the Company's
            4.3     Form of Series J Warrant                          Quarterly Report on Form 10-Q filed on May 15,
                                                                      1999.

                                                                      Incorporated by referenced to the Company's
            4.4     Form of Series K Warrant                          Annual Report on Form 10-K filed on April 12,
                                                                      2000.


                                                                      Incorporated by referenced to the Company's
            4.5     Form of Series L Warrant                          Annual Report on Form 10-K filed on April 12,
                                                                      2000.

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

           23.1     Consent of McGovern, Hurley, Cunningham           Included in the Auditors Report filed herewith.

                                                                      Incorporated by referenced to the Company's
             24     Power of Attorney                                 Annual Report on Form 10-K filed on April 12,
                                                                      2000.

                                                                      Incorporated by referenced to the Company's
             27     Financial Data Schedule                           Annual Report on Form 10-K filed on April 12,
                                                                      2000.

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

         (d)      Financial Statement Schedule
                  ----------------------------

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2001.

                                   ALTAIR INTERNATIONAL INC.


                                   By: /s/ William P. Long
                                   -----------------------
                                           William P. Long,
                                           President, Chief Executive Officer


                              ADDITIONAL SIGNATURES

      Signature                       Title                             Date
      ---------                       -----                             ----
/s/ William P. Long        President and Chief Executive        January 31, 2001
-------------------        Officer and Director (Principal
William P. Long            Executive Officer)



/s/ Edward Dickinson       Chief Financial Officer
--------------------       (Principal Financial and
Edward Dickinson           Accounting Officer)                 January 31,  2001



/s/ James I. Golla*        Secretary and Director               January 31, 2001
-------------------
James I. Golla


/s/ George Hartman*        Director                             January 31, 2001
-------------------
George Hartman


* By: /s/ William P. Long
-------------------------
          William P. Long, Attorney-in-Fact

                            ALTAIR INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                      (Expressed in United States Dollars)

McGovern, Hurley, Cunningham, LLP                          Chartered Accountants
2005 Sheppard Avenue East, Suite  503                 Telephone:  (416) 496-1234
Toronto, Ontario, Canada   M2J 5B4                          Fax:  (416) 496-0125
                                             Gen.E-mail address: info@mhc-ca.com
                                                        Website:  www.mhc-ca.com

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

Generally accepted accounting principles in Canada differ in general respects from those applicable in the United States (see Note 15). We consent to the incorporation by reference of this report in the Registration Statements on Form S-3, file Nos. 333-54092, 333-36462 and 333-45511 and the Registration
Statements on Form S-8, file Nos. 333-64495 and 333-33481 filed by Altair International Inc.

                               McGOVERN, HURLEY, CUNNINGHAM, LLP

                               Signed "McGovern, Hurley, Cunningham, LLP"
                               ------------------------------------------
                               Chartered Accountants

TORONTO, Canada
February 17, 2000,
except as to Note 17 which
is as of April 7, 2000

ALTAIR INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
================================================================================
                                                         1999            1998
(Expressed in United States Dollars)                       $               $
================================================================================
                                     ASSETS

CURRENT
    Cash and short-term investments                     153,580      3,100,577

    Other current assets                                980,453        130,642
                                                    -----------    -----------
                                                      1,134,033      3,231,219
CAPITAL
    Property and equipment (Cost, net of
      amortization) (Note 4)                          2,507,878        462,417

PATENTS AND RELATED EXPENDITURES
    (Cost, net of amortization) (Note 5)             10,001,967      3,609,024

MINERAL PROPERTIES AND RELATED DEFERRED
EXPLORATION EXPENDITURES (Note 6 and Note 15)         2,021,052      1,399,802

GOODWILL, net                                             8,978          9,590
                                                    -----------    -----------


Total Assets                                         15,673,908      8,712,052
                                                    ===========    ===========


                                  LIABILITIES

CURRENT
    Accounts payable and accrued liabilities            199,676        165,979
    Current portion of notes payable (Note 7)         7,363,600         73,533
                                                    -----------    -----------

Total Liabilities                                     7,563,276        239,512
                                                    -----------    -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK ISSUED (Note 8)
    15,474,915 and 15,174,915 common shares at
         December 31, 1999 and 1998, respectively    18,324,963     16,462,463

CONTRIBUTED SURPLUS                                     655,098        655,098

DEFICIT                                             (10,869,429)    (8,645,021)
                                                    -----------    -----------


Total Shareholders' Equity                            8,110,632      8,472,540
                                                    -----------    -----------


Total Liabilities and Shareholders' Equity           15,673,908      8,712,052
                                                    ===========    ===========


        See accompanying Notes to the Consolidated Financial Statements.


ALTAIR INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE YEARS ENDED DECEMBER 31
=================================================================================================
                                                             1999           1998           1997
(Expressed in United States Dollars)                           $              $              $
=================================================================================================
OPERATING EXPENSES
    Wages and administration                                373,269        251,798        256,033
    Testing, research and development                       290,420        259,630         78,034
    Professional fees                                       252,337        236,549        293,883
    Shareholder relations                                   209,009        165,063        105,993
    General and office                                      134,949        108,785         74,266
    Travel                                                   97,663        106,661         87,777
    Occupancy costs                                          92,581         69,286         43,146
    Shareholders' meetings and reports                       92,414        119,497         96,308
    Insurance                                                57,580         58,951         48,120
    Government fees and taxes                                39,236         23,123         25,447
    Stock exchange fees                                      18,505         61,320          7,438
    Corporate services                                       12,170         10,625          8,166
    Transfer agent's fees                                     4,616         14,247         17,390
    Bank charges                                              1,580          2,272          1,589
    Loss on foreign exchange                                160,619         17,109        123,612
    Loss on disposal of fixed assets                           --            4,418           --
    Write off of mineral properties                          93,643           --             --
    Amortization                                            494,104        555,626        590,831
                                                        -----------    -----------    -----------
                                                          2,424,695      2,064,960      1,858,033
Interest on long-term debt                                    1,966         32,165         43,497
Interest income                                            (134,811)      (335,037)       (70,059)
                                                        -----------    -----------    -----------

Loss from operations                                      2,291,850      1,762,088      1,831,471
Premium on redemption of convertible debentures                --          193,256           --
(Gain) on forgiveness of debt                               (67,442)       (25,805)          --
                                                        -----------    -----------    -----------

NET LOSS FOR THE YEAR                                     2,224,408      1,929,539      1,831,471
Deficit, beginning of the year                            8,645,021      6,303,879      3,956,564
Premium on conversion of convertible debentures                --          244,915           --
Accretion of equity element of convertible debentures          --          144,801           --
Convertible debenture issuance costs                           --           21,887        515,844
                                                        -----------    -----------    -----------
Deficit, end of the year                                 10,869,429      8,645,021      6,303,879
                                                        ===========    ===========    ===========

Basic net loss per share from operations (Note 11)            (0.15)         (0.13)         (0.13)
                                                        ===========    ===========    ===========

Net loss per share from premium on redemption of
Convertible debentures                                        (0.00)         (0.01)         (0.00)
                                                        ===========    ===========    ===========


Net income per share from gain on forgiveness of debt          0.00           0.00           0.00
                                                        ===========    ===========    ===========


        See accompanying Notes to the Consolidated Financial Statements.


ALTAIR INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
==========================================================================================================
                                                                       1999          1998         1997
(Expressed in United States Dollars)                                     $             $            $
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                                              (2,224,408)   (1,929,539)   (1,831,471)
Items not involving cash:

    Amortization                                                      494,104       555,626       590,831
    Gain on forgiveness of debt                                       (67,442)      (25,805)         --
    Write off of mineral properties                                    93,643          --            --
    Unrealized loss on foreign exchange                               160,862          --            --
    Loss on disposal of fixed assets                                     --           4,418          --
    Interest on long-term debt                                           --           9,619          --
                                                                   ----------    ----------    ----------
                                                                   (1,543,241)   (1,385,681)   (1,240,640)
    Changes in non-cash working capital balances:

       Other current assets                                           112,739       (99,450)      (17,637)
       Accounts payable and accrued liabilities                        33,697       (61,459)       71,444
                                                                   ----------    ----------    ----------


Net cash used in operating activities                              (1,396,805)   (1,546,590)   (1,186,833)
                                                                   ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of pigment processing technology                   (2,422,763)         --            --
    Purchase of mineral properties and related
       deferred exploration expenditures                             (714,893)     (793,251)     (480,248)
    Purchase of capital assets                                       (231,550)     (146,211)     (237,283)
    Purchase of centrifugal jig patents and related
       expenditures                                                   (37,398)     (168,572)      (46,701)
                                                                   ----------    ----------    ----------


Net cash used in investing activities                              (3,406,604)   (1,108,034)     (764,232)
                                                                   ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common shares for cash, net of share issue costs    1,862,500          --            --
    Proceeds from exercise of stock options                              --         113,664     1,530,406
    Proceeds from exercise of warrants                                   --            --         991,042
    Payment of notes payable                                           (6,088)     (160,454)     (162,930)
    Issuance of convertible debentures                                   --       5,000,000
    Convertible debenture issuance costs                                 --         (21,887)     (515,844)
    Redemption of convertible debentures                                 --      (2,337,892)         --
                                                                   ----------    ----------    ----------


Net cash provided by (used in) financing activities                 1,856,412    (2,406,569)    6,842,674
                                                                   ----------    ----------    ----------

Net increase (decrease) in cash and short-term investments         (2,946,997)   (5,061,193)    4,891,609

Cash and short-term investments, beginning of year                  3,100,577     8,161,770     3,270,161
                                                                   ----------    ----------    ----------

Cash and short-term investments, end of year                          153,580     3,100,577     8,161,770
                                                                   ==========    ==========    ==========


        See accompanying Notes to the Consolidated Financial Statements.

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

1.       BASIS OF PRESENTATION

                  The United States  dollar is the  principal  currency in which
         the  Company  conducts   business;   accordingly,   these  consolidated
         financial statements are expressed in United States dollars.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

         Capital Assets and Amortization

                Capital assets are stated at acquisition cost. Amortization is provided based on the estimated useful life of the assets as follows:

         Furniture and office equipment    -    3, 5 and 7 year straight-line
         Vehicles                          -    5 year straight-line
         Centrifugal jig equipment         -    7 year straight-line
         Jig test facility                 -    7 year straight-line
         Pigment production facility       -    10 year straight-line

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

                The related expenditures are also being carried at acquisition cost and the amortization policies are as follows:

         Royalty agreement (Note 3(a))      -   15-year straight-line
         License agreement                      Straight-line over the remaining
                                                life of the related patent
         Mineral recovery technology rights -   Straight-line over the remaining
                                                life of the related patent

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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

3.       ACQUISITIONS

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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

3.       ACQUISITIONS (Continued)

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

4.       CAPITAL ASSETS

                                            December 31, 1999                               December 31, 1998
                             ------------------------------------------------  -------------------------------------------
                                              Accumulated                                      Accumulated
                                  Cost        Amortization        Net               Cost       Amortization       Net
                                  ----        ------------        ---               ----       ------------       ---
                                    $              $               $                 $              $              $
  Furniture and office
    equipment                       76,228          42,952          33,276            65,538          28,325        37,213
  Vehicles                         125,031          68,119          56,912            92,629          44,499        48,130
  Centrifugal jig
    equipment                      333,028         154,523         178,505           333,028         111,674       221,354
  Jig testing facility              45,128          18,583          26,545            45,128          12,555        32,573
  Pigment production
    facility                     1,925,100          24,064       1,901,036                 -               -             -
  Centrifugal jigs under
    construction                   311,604               -         311,604           123,147               -       123,147
                               -----------     -----------     -----------       -----------     -----------   -----------

                                 2,816,119         308,241       2,507,878           659,470         197,053       462,417
                               ===========     ===========     ===========       ===========     ===========   ===========



5.       PATENTS AND RELATED EXPENDITURES

                                          December 31, 1999                                 December 31, 1998
                           -------------------------------------------------  ----------------------------------------------
                                            Accumulated                                       Accumulated
                                Cost       Amortization          Net               Cost       Amortization        Net
                                ----       ------------          ---               ----       ------------        ---
                                 $               $                $                 $              $               $
  Pigment production
    patents                    6,773,400          55,228        6,718,172                  -             -               -
  Centrifugal jig
    patents                    4,223,800       1,601,052        2,622,748          4,182,262     1,332,821       2,849,441
  Royalty agreement              424,881          88,588          336,293            424,604        59,265         365,339
  Mineral recovery
    technology rights            243,000          37,385          205,615            243,000        18,692         224,308
  License agreement              136,004          16,865          119,139            136,004         6,036         129,968
  Patent application                   -               -                -             39,968             -          39,968
                              ----------    ------------       ----------        -----------   -----------     -----------

                              11,801,085       1,799,118       10,001,967          5,025,838     1,416,814       3,609,024
                              ==========    ============       ==========        ===========   ===========     ===========

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


6.       MINERAL PROPERTIES AND RELATED DEFERRED EXPLORATION EXPENDITURES

                  The Company's subsidiary, Mineral Recovery Systems, Inc. ("MRS"), has entered into various mineral leases for a 100% interest in approximately 14,000 acres of land in the state of Tennessee, United States with minimum annual advance royalty payments as follows:

                                                                  Amount
                                                                  ------
                           Year                                    $
                           ----
                           2000                                    90,992
                           2001                                   152,116
                           2002                                   194,513
                           2003                                   212,289
                           2004                                   423,736
                           2005 and every year thereafter         430,132

         The mineral leases are subject to a production royalty; however, MRS will receive a credit against production royalties for all advance royalties paid. The lessors can only terminate the leases upon failure of MRS to make the minimum payments as required by the leases. During the years ended December 31, 1999 and 1998, approximately $715,000 and $793,000, respectively, were incurred on exploration.

7.       NOTES PAYABLE

                                                                                                 1999            1998
                                                                                                 ----            ----
                                                                                                  $               $
                Note payable to BHP Minerals International, Inc., $4,903,600 due
                     May 15, 2000, $2,460,000 due August 15, 2000 (Note (a))                    7,363,600               -

                Notes payable assumed from Trans Mar, Inc., interest payable at various rates, unsecured, principal and interest due
                     December 31, 1999                                                                  -          67,442

                Note payable, interest payable at 10% per annum, unsecured,
                     blended payments of $2,000 per month, due April 1, 1999                            -           6,091
                                                                                              -----------   -------------
                                                                                                7,363,600          73,533
                                                                                              ===========   =============

                (a) Interest is due on $2,443,600 at 15% per annum from February 16, 2000 to May 15, 2000. The remainder of payments are interest-free and secured by pigment production equipment and patents having a net book value of $8,619,208.

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


8.       CAPITAL STOCK

                  Authorized capital stock of the Company is comprised of an unlimited number of Common Shares. Details of issued and outstanding shares are as follows:

                                                                          Shares          Amount
                                                                        -----------    -----------
                                                                            #                $
         Balance, December 31, 1996                                      14,686,296     11,373,259
         Exercise of stock options                                          362,500      1,530,406
         Exercise of warrants                                               411,229        991,042
         Common shares issued on warrants exercised in December 1996         32,720         47,746
                                                                        -----------    -----------
         Balance, December 31, 1997                                      15,492,745     13,942,453
         Exercise of stock options                                           17,500        113,664
         Common shares issued on conversion of convertible debentures       387,735      3,061,443
         Common shares canceled pursuant to settlement agreement
             with former TMI shareholders                                  (723,065)      (655,097)
                                                                        -----------    -----------
         Balance, December 31, 1998                                      15,174,915     16,462,463
         Common shares issued for cash                                      300,000      1,862,500
                                                                        -----------    -----------
         Balance, December 31, 1999                                      15,474,915     18,324,963
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

         Stock Options

                  As of December 31, 1999, 3,060,000 Common Shares are reserved for issuance to directors, officers and employees under the Company's stock option plans. The following table summarizes the status of stock options outstanding and exercisable as of December 31, 1999:

                                             Stock Options Outstanding                     Stock Options Exercisable
                                 ---------------------------------------------------  -------------------------------------
                                                      Weighted
                                                      Average         Weighted                               Weighted
                                                     Remaining         Average                               Average
                    Range of                        Contractual       Exercise                               Exercise
                Exercise Prices      Shares         Life (Years)        Price               Shares            Price
                ---------------      ------         ------------        -----               ------            -----
                       $                #                                 $                   #                 $
                  2.56 to 4.13         550,000         2.0              2.98               500,000             2.87
                  4.38 to 4.94         860,000         4.8              4.46               202,500             4.55
                  5.82 to 7.50         945,000         3.5              7.07               765,000             7.01
                 8.00 to 10.00         705,000         3.7              8.83               367,500             8.36

         The number of Common Shares available for the granting of options at December 31, 1999 and 1998 was 358,000 and 1,453,000, respectively. The following table summarizes stock option activity for the years ended December 31, 1999 and 1998:

                                                                     1999              1998
                                                                 -----------       -----------
               Outstanding at beginning of year                    1,965,000           962,500
               Granted during the year                             1,550,000         1,020,000
               Cancelled                                            (455,000)                -

               Exercised at an average price of $9.26 (1998)               -           (17,500)
                                                                 -----------       -----------
               Outstanding at end of year                          3,060,000         1,965,000
                                                                 ===========       ===========
               Currently exercisable                               1,835,000         1,540,000
                                                                 ===========       ===========

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


8.       CAPITAL STOCK (Continued)

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

9.       CONVERTIBLE DEBENTURES

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

10.      COMMITMENTS

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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


11.      NET LOSS PER SHARE

                  The calculation of basic net loss per share from operations is based on the weighted average number of Common Shares outstanding for the year. Net loss used in the calculation is loss from operations increased by the accretion of the equity element of convertible subordinated debentures.

                                                                                  1999             1998            1997
                                                                               -----------    ------------   ------------
                                                                                    $               $               $
               Loss from operations                                              2,291,850        1,762,088     1,831,471
               Accretion of equity element of convertible debentures
                                                                                         -          144,801             -
                                                                               -----------    ------------   ------------
                                                                                 2,291,850       1,906,889      1,831,471
                                                                               ===========    ============   ============
               Weighted average number of common shares                         15,374,093      15,143,020     14,366,457
                                                                                ==========     ===========    ===========
               Basic net loss per share from operations                           0.15             0.13            0.13
                                                                                  ====             ====            ====

                  The existence of stock options, warrants and convertible debentures affects the calculation of loss per share on a fully diluted basis. As the effect of this dilution is to reduce the reported loss per share, the fully diluted loss per share has not been presented.

12.      INCOME TAXES

                  As of December 31, 1999, the Company has approximately $7,500,000 of non-capital losses carried forward for income tax purposes which, under certain circumstances, are available to reduce future years' income for tax purposes. Approximately $7,300,000 of these losses are subject to expiration beginning in 2003.

13.      CONCENTRATION OF CREDIT RISK

                  As of December 31, 1999, the Company had $115,044 invested in a diversified portfolio of United States dollar-denominated money market instruments in the United States. This portfolio is neither insured nor guaranteed by the United States Government.

14.      STATEMENTS OF CASH FLOWS

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

         Supplemental Information

                                        1999             1998             1997
                                        ----             ----             ----
                                          $                $               $
         Interest paid                 1,966            32,165           43,497
         Interest received           134,811           335,037           70,057

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

15.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The Company prepares its accounts in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform, in all material respects, with accounting principles generally accepted in the United States ("U.S. GAAP"), except as described below.

         Exploration Stage Enterprise

         As of December 31, 1999 the Company would be characterized as an "exploration stage enterprise" under U.S. GAAP. Under Canadian GAAP, there are no requirements for the indication or reporting of exploration stage entities. The following is a summary of the deficit accumulated during the exploration stage:

                                                             Accumulated deficit
                                                                      during the
                                                               exploration stage
                                                             -------------------
                                                                          $
             Professional fees                                        1,604,549
             Salaries and wages                                       2,245,499
             Shareholders' expenses                                   1,291,838
             Office and general                                       2,549,845
             Loss on sale of mining claims                              101,047
             Amortization                                             2,031,656
             Interest on long-term debt                                  97,001
             Write off of mineral properties and related deferred
              exploration expenditures                                3,407,048
             Write off of organization costs                              8,563
                                                                    -----------
                                                                     13,337,046

             Less:
                  Interest income                                      (581,420)
                  Gain on sale of marketable securities                 (35,773)
                  Lease payments                                       (143,754)
                  Gain on forgiveness of debt                          (795,973)
                  Option payments                                       (70,906)
                                                                    -----------
             Total accumulated loss                                  11,709,220
             Convertible debenture costs                                537,731
             Share issue costs                                           60,557
             Accretion of equity element of convertible debentures      144,801
             Premium on conversion of convertible debentures            244,915
             Premium on redemption of convertible debentures            193,256
                                                                    -----------
             Accumulated deficit, December 31, 1999                  12,890,480
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

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================

15.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)


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

         Reconciliation to Accounting Principles Generally Accepted in the United States

                  Convertible Debentures
                  ----------------------
                  Convertible debenture issuance costs are added to the deficit under Canadian GAAP, but would be recorded as deferred financing costs (an asset), and amortized to expense, under U.S. GAAP. The Company incurred issuance costs of $21,887 in 1998 and $515,844 in 1997 that have been charged to deficit under Canadian GAAP. Under U.S. GAAP, the balance sheet at December 31, 1997 would include a deferred financing cost asset of $515,844 but this amount and the 1998 charges of $21,887 would be charged to expense in 1998 due to the redemption and conversion of the Debentures during the year (see Note 8). Also, under U.S. GAAP, the premium on conversion of convertible debentures
         ($144,801)   and  the  accretion  of  equity   element  of  convertible
         debentures   ($244,915)   would  be  expensed  in  the   Statements  of
         Operations.

                  Exploration Expenses
                  --------------------
                  The Company's costs with respect to its mineral properties are considered to be exploratory. Canadian GAAP requires that exploration expenses, including advance royalty payments, be deferred until the properties are brought into production. Under U.S. GAAP, such expenses are charged to operations in the period incurred until a determination has been made that a property has economically recoverable reserves.

                  The following reflects amounts that would have been reported had the Company's consolidated financial statements been prepared on the basis of U.S. GAAP incorporating the differences described above:

         Consolidated Balance Sheets
         ---------------------------

                                                                    1999             1998
                                                               ---------------- ----------------
                                                                      $                $
         Mineral properties and related deferred exploration
              expenditures                                                -                -
         Deficit                                                (12,890,480)     (10,044,822)


         Consolidated Statements of Operations

                                                                    1999             1998              1997
                                                               ---------------- ----------------  ---------------
                                                                      $                $                $
         Exploration expenses                                       621,250          793,251         480,248
         Convertible debenture issuance costs                             -          537,731               -
         Premium on conversion of convertible debentures                  -          244,915               -
         Accretion of equity element of convertible
          debentures                                                      -          144,801               -
         Net loss for the year                                    2,845,658        3,650,237       2,311,719
         Deficit, beginning of year                              10,044,822        6,394,585       4,082,866
         Deficit, end of year                                    12,890,480       10,044,822       6,394,585
         Basic net loss per share from operations                  (0.19)           (0.24)            (0.16)


         There are no other material differences between Canadian GAAP and U.S. GAAP.

ALTAIR INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


16.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

17.      SUBSEQUENT EVENTS

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

         (d) On April 7, 2000, the Company entered into a stock purchase and equity line of credit agreement with an investor. Pursuant to the common stock purchase agreement, the Company has issued 1,251,303 common shares and 250,261 warrants for gross proceeds of $6,000,000 before deducting estimated costs of the issue of $455,000 and 75,085 warrants.

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

                            SUPPLEMENTARY INFORMATION

ALTAIR INTERNATIONAL INC.
SUPPLEMENTARY INFORMATION TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


COMMON STOCK

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

       For the Fiscal Years Ended                            December 31, 1999                   December 31, 1998
                                                             -----------------                   -----------------
       (In U.S. Dollars)                                             $                                   $
                                                          High               Low               High               Low
                                                          ----               ---               ----               ---
       First Quarter                                      9.88               6.06              15.63             8.13
       Second Quarter                                     6.88               4.13              9.63              7.00
       Third Quarter                                      5.00               3.88              10.25             3.00
       Fourth Quarter                                     5.06               3.45              8.63              5.88

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

       For the Year Ended December 31                    1999          1998           1997          1996          1995
                                                         ----          ----           ----          ----          ----
       (Canadian Dollar per U.S. Dollar)                  $              $             $             $              $

       High                                             1.5302        1.5770         1.4398        1.3822        1.4238
       Low                                              1.4440        1.4075         1.3392        1.3310        1.3285
       Average                                          1.4827        1.4894         1.3849        1.3638        1.3725
       Year-End                                         1.4440        1.5375         1.4288        1.3697        1.3655

ALTAIR INTERNATIONAL INC.
SUPPLEMENTARY INFORMATION TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


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