Form 10-K
period 2000-12-31
ALTAIR INTERNATIONAL INC
filed 2001-04-02
CIK 1016546

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________

                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                      1-12497                        None
    -----------------         ---------------------        -------------------
     (State or other          (Commission File No.)          (IRS Employer
      jurisdiction                                         Identification No.)
    of incorporation)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
                        --------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (307) 587-8245

[ ]         Securities registered pursuant to Section 12(b) of the Act:  None

[X]         Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, no par value            Nasdaq National Market
    ---------------------------            ----------------------
         (Title of Class)           (Name of each exchange on which registered)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X]         NO [ ]
                                               ----            ----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common shares held by non-affiliates of the Registrant on March 15, 2001, based upon the closing sale price of the common shares on the NASDAQ Stock Market of $2.75 per share on March 15, 2001, was approximately $46,160,000. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 15, 2001 the Registrant had 19,510,488 common shares outstanding.

                                  OMITTED ITEMS
References to financial data in Item 1 of Part I, and all of Items 6, 7 and 8 of
Part I, are omitted pursuant to Rule 12b-25.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Proxy Statement for the Annual Meeting
                 of Shareholders to be held on June 22, 2001 are
              incorporated by reference in Part III of this Report.
================================================================================


                               INDEX TO FORM 10-K
                               ------------------


PART I.......................................................................................................3

Item 1:    Business..........................................................................................3

Item 2.    Properties.......................................................................................28

Item 3.    Legal Proceedings................................................................................29

Item 4.    Submission of Matters to a Vote of Security Holders..............................................29


PART II.....................................................................................................29

Item 5.    Market for the Common Shares and Related Shareholder Matters.....................................29

Item 6.    Selected Financial Data..........................................................................30

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............31

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................31

Item 8.    Financial Statements and Supplementary Data......................................................32

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............32


PART III....................................................................................................32

Item 10.   Directors and Executive Officers of the Registrant...............................................32

Item 11.   Executive Compensation...........................................................................32

Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................32

Item 13.   Certain Relationships and Related Transactions...................................................32


PART IV.....................................................................................................32

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................33

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2000 (this "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "common shares") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.


Item 1:      Business

         Certain technical terms used in the following description of our business are defined in a glossary set forth on page 16. We have identified such terms by italicizing them the first time they are used in the text. Unless the context requires otherwise, all references to "Altair," "we," "Altair International Inc.," or the "Company" in this Form 10-K refer to Altair International Inc. and all of its subsidiaries.

General
-------

         Altair International Inc. was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and exploring mineral properties. Since 1994, we have also devoted substantial resources to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles.

         In November 1999, we acquired all patents and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide ("TiO2") products from titanium bearing ores or concentrates (the "titanium processing technology"), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology. Although the titanium processing technology is capable of producing a variety of titanium products, we plan to initially employ the titanium processing technology for the production and sale of TiO2 nanoparticles. See "--Titanium Pigment Processing Technology."

         We have also leased, and are exploring, approximately 14,000 acres of land near Camden, Tennessee (the "Tennessee mineral property") to determine whether it would be amenable to large-scale mining for titanium and zircon. Preliminary reports suggest that the Tennessee mineral property contains significant amounts of valuable heavy minerals, primarily titanium and zircon, and is suitable for a large-scale sand mining operation with a multi-decade life. See "--Tennessee Mineral Property."

         During 1996, we acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "jig"). The jig is a machine that uses a rotating circular screen and pulsating water to separate valueless mineral particles from more valuable mineral particles based on the differences in their specific gravity. In tests, the jig has proven capable of segregating and recovering extremely fine mineral particles which are not economically recoverable using existing conventional techniques. We are presently testing and customizing the jig for use in the recovery of heavy minerals such as titanium and zircon, and we believe that the jig could also be used to recover other minerals such as gold and for environmental remediation. See "--Jig Technology and Proprietary Rights."

         To date, we have derived no revenues from product sales or otherwise and have experienced an operating loss in every year of operation. In the fiscal year ended December 31, 2000, we experienced operating losses of $-----------.

         Throughout this Form 10-K, Altair may be referred to or defined as a "development stage" company or firm. Such references are for financial and accounting purposes only and are intended to signify that we are devoting substantially all of our efforts to establishing a new business, and planned principal operations have commenced, but there has been no significant revenue therefrom. References to Altair as a development stage company are not intended to imply that we are engaged in the preparation or exploration of an established commercially minable deposit. For purposes of Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act of 1934, we are an "exploration stage" company.

Titanium Pigment Processing Technology

         Acquisition of the Processing Technology. On November 15, 1999, we entered into an Asset Purchase and Sale Agreement with BHP pursuant to which we purchased all patents and technology related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the titanium processing technology), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology (the "titanium processing assets").

         The purchase price for the titanium processing technology and titanium processing assets was $8,999,800. In addition, the Asset Purchase and Sale Agreement also requires us to pay to BHP, until the earlier of November 15, 2014 or the date we have paid an aggregate royalty of AUD$105,000,000, a quarterly royalty equal to:

o 1.5% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by the Company or a transferee at the Company's mineral properties in Tennessee;

o 1.5% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by BHP or any affiliate of BHP at a specified heavy mineral sand operation located near Auckland, New Zealand;

o 3% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by the Company or a transferee of the Company at any location other than its Tennessee mineral property or the Auckland, New Zealand heavy mineral sand operation; and

o 3% of the sales proceeds (F.O.B. the Company's facility, reduced by the amount of product returns) received by the Company or a transferee of the Company from the sale of any products other than TiO2 pigment produced through its use of the titanium processing technology.

            In addition, in connection with the Asset Purchase and Sale Agreement, Altair and BHP entered into a Lease dated November 15, 1999, pursuant to which we lease approximately 20,000 square feet of laboratory and testing space at BHP's testing facility in Reno, Nevada for a monthly rent of $15,000. The Lease grants us a right of first refusal in the event BHP intends to sell the building and property subject to the Lease and includes an agreement to negotiate in good faith with respect to our possible purchase of such building and property.

         Description  of  the  Titanium  Processing  Technology.   Our  titanium
processing technology is capable of producing conventional TiO2 pigment products. Conventional TiO2 pigments are finely-sized powders consisting of TiO2 crystals. These crystals may be either anatase or rutile phase (shape) and approximate 0.18 to 0.22 microns in size. Our titanium processing technology is also capable of producing TiO2 nanoparticles, a specialty product with a size range of 10 to 100 nanometers (approximately one tenth the size of conventional pigments). We are currently using the processing plant to produce TiO2 nanoparticles.

         Our titanium processing technology is fundamentally different from current commercial processing techniques. The process permits exceptional control over particle size, shape, and crystalline form. Other processes are based on either a precipitation of particles from aqueous solution or the formation of crystallites from molten droplets of titanium oxide generated in high temperature flame reactors. While nanoparticle products made by these methods exhibit the surface area and reactivity desired for many applications, they are often amorphous or multiphase materials that grow in particle size and change crystalline phase when subjected to high-temperature processing. In contrast, our titanium processing technology produces discrete anatase crystals in nanometer sizes that are thermally stable at 800 degrees Centigrade for 100 hours or more. By remaining stable in high-temperature processing, nanoparticles produced by our titanium processing technology retain the desired nanoparticle size and crystalline phase.

         The titanium processing technology is based on a proprietary dense-phase crystal growth technique which controls crystal formation using a combination of mechanical and fluid dynamics and chemical and thermal control. Through introduction of very small quantities of selected chemicals ("doping elements") during crystal growth, the crystal size, phase, catalytic and photocatalytic activity and size distribution of crystals can be controlled within narrow limits and to specification. Other technologies exclude the introduction of doping elements during crystal growth, thereby limiting their ability to control final product characteristics.

         Titanium Processing Assets. The titanium processing assets consist principally of a production facility located in the leased premises. During 2000, we installed additional equipment to increase production capacity to a nominal annual amount of 200 tons of TiO2 nanoparticles. We also added a separate pilot facility to produce large sample quantities of product for development, test and evaluation purposes.

         Plans for Development of the Titanium Pigment Processing Technology. We are initially employing our titanium processing technology for the production and sale of TiO2 nanoparticles. We have transferred our titanium processing assets and titanium processing technology to Altair Technologies, Inc. ("ATI"), a wholly-owned subsidiary of Altair, and hired a president of ATI to provide management and direction for the development of our titanium processing technology. Effective January 1, 2001, we hired fourteen former BHP employees who were instrumental in the development of our titanium processing technology. Certain of these employees will continue research and development work and others will be involved in operation and maintenance of the production facility. Altair has commenced marketing TiO2 nonoparticles, has entered into an initial sales contract with a single customer and is also investigating distributor relationships.

         We are also analyzing other means of exploiting out titanium processing technology, including licensing arrangements and joint ventures. We believe that, with additional research and development aimed at commercialization, our titanium processing technology will be capable of producing industry standard TiO2 pigments (larger particle size than nanoparticles). We are assessing potential business arrangements which would facilitate the development of this and other additional applications for the titanium processing technology.

         The raw material used as a feedstock in the production of TiO2 nanoparticles, and an intermediate in the production of other TiO2 products, is titanium tetrachloride, a commodity product manufactured by several suppliers and readily available on the open market. Although Altair uses purchased titanium tetrachloride as the feedstock in the production of TiO2 nanoparticles, our titanium processing technology is capable of producing titanium tetrachloride from an ilmenite raw material.

         Target Market for Products of the Titanium Processing Technology. Altair is initially targeting the markets that utilize the unique optical properties of TiO2 nanocrystals such as producers of specialty surface coatings and UV protectant cosmetics. Ultra-fine or nano-sized TiO2 may also be effectively used in battery components and pollution control and detoxification. Coatings and cosmetics utilize the ultraviolet shielding capabilities of the material; pollution control and detoxification processes take advantage of the material's photocatalytic properties; and battery applications utilize the electrochemical capabilities of the material. The current global market for TiO2 nanoparticles is approximately 3,800 metric tons per year, but we expect the nanoparticle market to grow more rapidly than the conventional pigment market as applications for new technologies generate increased demand.

         In addition, our titanium processing technology is adaptable to make nanocrystals of materials suitable for optoelectronics, ceramics, thermal spray coatings and catalysts as well. Nanomaterials applications being actively pursued by many research groups include flexible ceramics (cast materials such as automobile engines), special catalysts (chemical and petroleum processing, fuel cells), health care products (pharmaceuticals and nano-sized sensors), and optoelectronics. Nano-crystal optoelectronic components can be used to miniaturize computers and other electronic devices and to expand bandwidth in telecommunications.

         Research, Testing and Development of the Titanium Processing Technology. Our titanium processing technology is the result of several years of research and development work done by BHP. Although we believe our titanium processing technology is presently commercially viable, we intend to continue the research and development work to both improve the process and develop additional commercial applications for it. Such work will be conducted by the former BHP employees who became employees of the Company on January 1, 2001.

        In addition, we may consider joint research and development efforts with customers and other interested parties. We have entered into a collaboration agreement with Nanopowder Enterprises, Inc. ("NEI") wherein we have agreed to prepare specialty nanoparticle powders using formulations patented by NEI. The powders are under development, in cooperation with the Office of Naval Research, for production of thermal spray coatings designed to enhance wear resistance and improve ductility, toughness, and machineability for Navy systems. We have also entered into a product sales contract with Inframat Corporation to provide nanoparticle powders for use in thermal spray coatings being developed for U.S. Navy applications.

         In August 2000, we entered into an agreement with the Massachusetts Institute of Technology ("MIT") to carry on joint research to develop a nanostructured fuel cell system for direct hydrocarbon conversion. The research program is aimed at developing economical hydrocarbon-powered fuel cells by combining Altair's unique materials technology with novel nanostructured anode and cathode catalysts developed by MIT.

        We believe our nanoparticle products may have applications in several alternative energy applications. As a result, we have created an alternative energy group within ATI to carry out our research program with MIT and also develop nanoparticle applications for batteries, solar cells, and photovoltaics.

         The Titanium Processing Technology and Proprietary Rights. We believe our titanium processing technology represents a significant improvement in the recovery of titanium from titanium-containing ores and has the potential to materially reduce processing costs for commodity and specialty products. The two conventional technologies for processing titanium ores are generally known as the chloride and sulphate processes. We believe that our titanium processing technology is an improvement over these processes in that it offers precise control of crystal size, structure and chemical composition, it uses a wide variety of feedstocks, and it recycles wastes.

         BHP has filed numerous patent applications with the United States Patent and Trademark Office with respect to our titanium processing technology and has transferred the rights to such applications to us. Such applications are in the review process, and no patents with respect to the titanium processing technology have been granted to date.

         Competition--the Titanium Processing Technology. There are approximately ten significant producers of TiO2 nanoparticles in the world, the largest of which has approximately 20% of the market. We believe that, with a lower cost structure than our competitors and the ability to produce a more uniform, thermally stable product in a wide variety of sizes within narrow ranges, we may have a competitive advantage that will allow our products to quickly gain market acceptance. However, some producers of TiO2 nanoparticles are major multinational corporations with far greater financial resources than Altair. These producers also enjoy other advantages over us, including established customer relationships and operating histories.


Tennessee Mineral Property
--------------------------

         Description of the Tennessee Mineral Property. The Tennessee mineral property consists of approximately 14,000 acres of land that we have leased (or have binding commitments to lease) in or near Camden, Tennessee, containing fine, heavy minerals.

[GRAPHIC OMITTED][GRAPHIC OMITTED]
-------------------------------------------------------------------------------
From 1996, when we began acquiring leases, through 2000, exploration activities on the Tennessee mineral property have included geologic mapping, sample collection, drilling of 156 auger holes and preparation of geologic and deposit models. The deposit model also incorporates 40 drill holes completed by an earlier exploration company. Deposit model estimates are consistent with deposit estimates previously determined by other resource companies. The mineralized deposit on the Tennessee mineral property has not yet been proven to be a reserve (as defined in Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act), and our limited operations and proposed plan with respect to it are exploratory in nature.

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

         In order to assess the amenability of the Tennessee mineral property ore to "wet mill" processing with the jig, we collected two bulk samples from the Tennessee mineral property. Test work completed by Altair on the first sample during the spring of 1997 suggested the sands can be processed with the jig. Tests performed by Altair which emphasized recovery have yielded up to 94% heavy mineral recovery with a six-to-one concentration ratio. (Stated differently, after a single pass through the jig, 94% of the ore's value was concentrated in about one-sixth of its original volume, and five-sixths of the sand rendered a non-valuable discard.) As is typical of gravity separation processing, several passes through the jig will be necessary to produce a 90% total heavy mineral concentrate. Further, in the event the Tennessee mineral property is proven to contain significant heavy mineral reserves, the jig would likely be used in conjunction with traditional gravity separators, primarily spirals, to most efficiently process the sand ore in the "wet mill."

         A second bulk sample was collected during late 1997. Approximately 5,000 pounds of representative mineralized material was collected from an exposed sand horizon. This sample was processed by an independent Florida heavy sands producer and Altair utilizing both "wet mill" and "dry mill" processes to produce representative samples of saleable products. The sample results were reviewed by an independent consulting group hired by us to prepare a pre-feasibility study of the Tennessee mineral property. In July 1998, the independent consulting group completed their technical pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Deposit." The study states that the Camden Deposit contains an indicated resource of 12 million tons of total heavy minerals consisting of 65% titanium-bearing minerals, 15% zircon and 20% non-valuable heavy minerals. It indicated that saleable ilmenite, rutile and zircon products can be produced, and that established markets currently exist for such products. The study then modeled mining and production costs and concluded that the Camden Deposit has the potential to be economically mined via a large-scale sand mining operation with an approximate 20-year life.

         In August 1998, based on the positive results of the consultant's report, we commenced final feasibility testing. This involves the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. We have designed and constructed and, during the first quarter of 2001, placed into operation a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility. If production at the pilot plant and our marketing, permitting and financing efforts are successful, a mine could be operational within 24-36 months after financing is obtained. See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

         Subsequent to the completion of the pre-feasibility study, further exploration of the Tennessee mineral property by Altair suggested the existence of an additional heavy mineral sands resource of approximately 10 million tons in an area northwest of the Camden Deposit known as the "Little Benton Deposit." Preliminary results indicate that the Little Benton Deposit contains a high-grade titanium mineralization similar to the Camden Deposit. We have approximately 7,900 acres under lease in the Little Benton area and intend to conduct further testing of the Little Benton Deposit. If such testing affirms the existence of the indicated resource, and the feasibility testing suggests that cost-effective mining of the Tennessee mineral property is feasible, the production capacity and/or life of the mining operation could be significantly increased.

         Research, Testing and Development of the Tennessee Mineral Property. As discussed in "--Description of the Tennessee Mineral Property" above, in July 1998, an independent consulting group completed a technical pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Deposit." Based on the positive results of the consultant's report, we initiated final feasibility testing in August 1998, which we anticipate will involve additional drilling to further define resource characteristics, detailed analysis of mineralogical characteristics and mine processing methods, larger scale testing of the Series 30 Jig, analysis of product markets, and evaluation of possible strategic alliances. If the feasibility testing suggests that cost-effective mining of the Tennessee mineral property is feasible, mining could begin within 24-36 months after we obtain financing, subject to, among other things, the price of, and demand for extractable heavy minerals and our ability to obtain necessary permits and government approvals.

         During 2000, we incurred $1.2 million in exploration expenditures on the Tennessee mineral property. Expenditures were incurred for pilot plant design, fabrication and site preparation, leasehold minimum advance royalty payments, and other related exploration activities.

         Competition--the Tennessee Mineral Property. Based on the exploratory work done to date, we anticipate that the saleable products which may be produced from the Tennessee mineral property are ilmenite, rutile and zircon. Ilmenite, which may contain 40% to 70% titanium dioxide, is used in the production of titanium dioxide pigment, a specialty chemical used principally as a whitener and opacifier for paper, plastics and paint. According to the U.S. Geological Survey, ilmenite is the most abundant naturally occurring, commercially produced titanium mineral and supplies approximately 90% of the world demand for titaniferous material. Such demand is projected to increase at an annual rate of 2%-3% for the foreseeable future. The value of titanium mineral concentrates consumed in the United States in 2000 was approximately $530 million. There are presently two entities in the United States which produce ilmenite concentrate from heavy mineral sands and virtually all production is used by four titanium pigment producers whose plants are primarily located in the southeastern U.S. Pigment producers use various methods to process ilmenite concentrate into titanium dioxide pigment and require that the concentrate feedstock meet certain chemical and size criteria applicable to the process being used. We believe that, if we can economically mine the Tennessee mineral property and produce satisfactory products for sale to pigment producers, we may have a competitive advantage in being a domestic producer operating in close proximity to our primary markets.

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

The Jig
-------

         Description of the Jig. The Altair Centrifugal Jig segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughput. We believe the jig will prove able to economically recover smaller particles than can presently be economically recovered by competing gravity technologies. While not yet confirmed through actual operations, the cost to manufacture and operate the jig is expected to be similar to the cost to manufacture and operate competing gravity separators, which can efficiently process only particles larger than 150 mesh. In contrast, our tests suggest that the jig will be able to maintain relative efficiency when processing feeds as small as 400 mesh. See "-- Competition -- The Jig". In tests conducted to date using the jig to process relatively small particles, the jig has yielded product quality (grade and contaminates) equivalent to that yielded by alternative technologies processing larger particles. See "--Target Markets For the Jig" and "-- Competition -- The Jig".

         Several prototype and demonstration jigs have been built and tested by Altair and previous owners of the jig. Our Series 12 Jig stands about six feet tall, requires floor space of about 25 square feet and weighs approximately 2,000 pounds. Our Series 30 Jig stands about 10 feet tall, requires floor space of about 54 square feet and weighs approximately 7,000 pounds. Recently constructed jigs have been mounted on metal frames along with jig auxiliary equipment--pulse water pump and tank and control panel--for transport by truck and rapid on-site installation. Continued field testing of the jig is being undertaken, as resources are available, to increase the volume capacity, identify any design problems that may reside in the jig technology, evaluate the jig's ability to perform sustained operations, determine the potential for downtime during such operations, estimate the anticipated maintenance costs associated with continued operations and identify design improvements for specific applications. There can be no assurance that the testing program will be successful for all applications or that testing will demonstrate the jig to be economically attractive to end users. See "--Factors That May Affect Future Results."

         We have conducted preliminary testing of our Series 30 Jig at a mineral recovery plant operated by a large heavy mineral sand producer located in northern Florida. Results of the testing indicate that the Series 30 Jig is capable of producing separation results comparable in efficiency to those of the Series 12 Jig for zircon concentrates. (Results of tests using the Series 12 Jig are discussed in "Target Markets for the Jig" below). The Series 30 Jig, however, is designed to be capable of processing 500 tons of solids per day, or more than four times the throughput capacity of the Series 12 Jig. The volumes of solids per day that the Series 30 and Series 12 Jigs are actually capable of processing have not been established through testing; however, we expect that continued testing will confirm that the two models can process the volumes they have been designed to process. We have also begun design work for a larger jig that would have over twice the processing capacity of the Series 30 Jig. See " -- Research, Testing and Development." Such increased capacity would enhance the jig's commercial potential for high volume applications such as coal washing and recovery of iron ore fines. Also, multiple units might be used in series or parallel configurations to process high volume operations.

         Preliminary demonstration tests conducted by Altair and a previous owner of the Jig suggest that the jig may be commercially viable in a number of applications, including:

         o   Recovery of ultra fine gold from waste streams or former tailings;
         o   Recovery of zircon,  rutile,  ilmenite,  leucoxene,  and other
             valuable   fractions  from  heavy  mineral  sand   operations,
             especially from finely sized waste piles;
         o   Sulfur and ash removal from fine coal;
         o   Recovery of tin and iron ore fines from fine tailings;
         o Concentration of heavy minerals, such as anatase, aparite, barite, cassiterite, chromite, columbite, industrial diamonds, fluorite, various garnets, monazite, tantalite and wolframite;
             and
         o   Remediation of nuclear waste.


            Target  Markets for the Jig.  Although we believe  that, in the long run, the jig may potentially be useful for a number of applications, we believe that the most promising market for the jig in the short run is for use in processing of heavy mineral sands in order to recover heavy minerals, particularly zircon and titanium.

         The primary valuable minerals produced from heavy mineral sands are titanium and zircon. Titanium is used primarily as a basic component of titanium dioxide, a pigment used principally as a whitener and opacifier for paper, plastics, and paint. Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. We believe the domestic and international markets for both of these products are significant and well established. Both are commodities traded in bulk, usually under long-term contracts, and are also sold in 50-100 lbs. bags, usually traded as a spot-priced product. The U.S. Geological Survey has reported that the value of titanium mineral concentrates consumed in the United States in 2000 was approximately $530 million. The U.S. Geological Survey estimates zirconium production for the United States at approximately 100,000 metric tons in 2000, representing a market value of approximately $34 million. There can be no assurance that testing will demonstrate that the jig can economically extract heavy minerals from heavy minerals sands or that the jig will prove attractive to end users.

         Verification testing with the Series 12 Jig suggests the jig's potential for recovering zircon from heavy mineral sand dry mill tails in Florida. In Phase 1 and 2 trials conducted by Altair involving separation of commercial grade zircon products from mineral sands, the Series 12 Jig withdrew a larger portion of zircon from the feed ore than other mineral sands processing equipment in use today. In tests on zircon/alumina silicate feeds conducted by Altair, the Series 12 Jig has yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit. Initial testing of the Series 30 Jig on zircon/alumina silicate feeds produced results which were generally equivalent to the Series 12 Jig. See "--Plan of Operation." We have also conducted tests of the Series 12 jig at our Reno test facility. Fine titanium-bearing heavy mineral sands were processed through the jig with resulting titanium recovery rates of 86% and heavy mineral grades of 80%.

         Research, Testing and Development of the Jig. Field testing to date suggests that the jig possesses the ability to process continuous tonnage throughput in several applications. The jig has multiple operating parameters, primarily rotational speed, pulsing pressure, and screen characteristics, which must be adjusted to fit the processing requirements of the particular feed stream being treated. We believe that more extensive testing is needed to identify the most efficient operating parameters for specifically identified applications. Further, demonstration of sustained operation is critical to marketing efforts. We are assessing our options for furthering development of the jig and may consider selling the jig technology or licensing it to others. In the meantime, we will continue development work on a limited basis utilizing available resources. Such development work will likely focus on equipment design and amenability testing of mineral ores using Series 12 and Series 30 Jigs located in Northern Florida and our test facility in Reno, Nevada. We also intend to incorporate the jig into the pilot plant testing process at our Tennessee mineral property for use in the recovery of titanium and zircon.

         Jig Technology and Proprietary Rights. In operation, the jig utilizes a combination of standard mechanical jig and centrifugal technologies. Without having tested the jig in sustained, commercial operations, we believe production models of the jig, if completed, will be capable of sustaining high reliability and low maintenance costs in a production environment. Use of the jig requires no chemical additives. .

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

         Initial patents related to the concept of the jig as a whole were issued in the United States, South Africa, United Kingdom, Australia and Canada. These patents expired on various dates between May 1999 and December 2000. A series of second patents with respect to the process by which water is pulsed through the cylindrical screen on the jig, a critical component differentiating the jig from competing products, have been issued in the United States, South Africa, Japan, Europe, Australia, Canada, United Kingdom, Germany and France. These patents expire on various dates between January 2010 and January 2011. A third series of patents with respect to an efficiency enhancing component of the jig have been issued in the United States, Europe, Australia, Japan, South Africa, Canada and Brazil. These patents have expiration dates between April and November 2018.

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

         Heavy Media Separation. Heavy media separation is a process in which a feed containing both dense and light particles is fed into a solution whose specific gravity is midway between the particles to be separated. The light particles float to the surface of the solution, while the heavy particles sink. Heavy media separation is effective primarily in the removal of ash from coal and in small-scale analytic laboratory applications.

         We believe that, in certain applications, the jig may prove more efficient, cost effective, or adaptable than spirals and cones, froth flotation devices, or heavy media separation devices. Nevertheless, results from further tests or actual operations may reveal that these alternative technologies are better adapted to any or all of the uses for which the jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative technologies as technically superior to, or more cost effective than, the jig.

                  Competing Jig-Like Products. We believe the jig currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh, including the Kelsey jig, Falcon concentrators and the Knelsen batch concentrator unit, which are currently being used worldwide. Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the jig. The Kelsey jig is more complicated in design than the jig, which we believe makes it more expensive to manufacture, operate and maintain in a production environment. According to the Kelsey jig's manufacturer, Geo Logics Pty. Ltd., Kelsey jigs are in service at 25 plants worldwide. In addition, Falcon, a Canadian company, produces a concentrator which is used mainly for pre-concentration and scavenging. Their principal applications to date have been in the gold and tantalum industries. There also exists a batch concentrator known as the Knelsen Bowl, which we believe is best suited to small volumes. (A batch concentrator differs from the jig in that it process a finite "batch" of material, is completely emptied, and then processes a completely new finite batch, while the jig processes a continuous flow of materials). Knelsen Bowls have been installed in various mining applications, primarily gold, throughout the world. Both the Falcon and Knelson concentrators utilize different technologies than the technology employed by the jig.

         Altair is a small player in an industry comprised of major mining companies possessing tremendous capital resources and we are an insignificant competitive factor in the industry. There is no assurance that competitors, many of whom may have significant capital and resources, will not develop or are not now in the process of developing competitive equipment that may be functionally or economically superior to our equipment.

         Business Development--the Jig. We have concluded that, in the foreseeable future, our limited human and financial resources can most effectively be utilized in the development of the titanium processing assets and titanium processing technology and the Tennessee mineral property. Consequently, we are assessing our options for furthering the development of the jig and may consider selling the jig technology or licensing it to others who have adequate resources to complete development of the jig, establish marketing and distribution channels and initiate manufacturing. In the meantime, we expect to continue development work, primarily equipment design, on a limited basis.

Subsidiaries.
-------------

         Altair International Inc.1 was incorporated under the laws of the province of Ontario, Canada in April 1973. Altair currently has three wholly-owned subsidiaries, Fine Gold Recovery Systems, Inc., a Nevada corporation ("Fine Gold"), Mineral Recovery Systems, Inc., a Nevada corporation ("MRS"), and 660250 Ontario Limited, an Ontario Corporation, and two indirect wholly-owned subsidiaries, Altair Technologies, Inc., a Nevada corporation, and Tennessee Valley Titanium, Inc., a Nevada corporation.

         Fine Gold was acquired by Altair in April 1994. Fine Gold is, for accounting purposes, a development stage company with no operating revenues earned to date. Fine Gold acquired the intellectual property associated with the jig in 1996. Another wholly-owned subsidiary, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. Altair intends that Fine Gold will hold and maintain jig technology rights, including patents, and will enter into a royalty arrangements to allow MRS to develop and commercially utilize the jig.

         MRS was incorporated by Altair in April, 19872. MRS previously has been involved in the exploration for minerals and development of unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. Altair currently intends that MRS will arrange for the manufacture of the jig for commercial sales, rental or royalty arrangements with end users. In addition, MRS currently holds, directly or indirectly, all of Altair's interest in the Tennessee mineral property, and Altair intends that MRS will continue to lease or acquire and develop mineral properties in the future, particularly properties that contain mineral resources that may be processed with the jig.

         Altair Technologies, Inc. was incorporated in 1998 and holds all of the Company's interest in our titanium pigment processing technology and related assets. The remaining 100% owned subsidiaries do not presently have any assets or operations.


-------------------
1 The Company was incorporated in April 1973 under the name Diversified Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November 1996.

2 MRS was formerly known as Carlin Gold Company. The name change was effective in June 1996.

Government Regulation and Environmental Concerns.
-------------------------------------------------

         Government Regulation. Our exploration of the Tennessee mineral property, testing of the jig, and operation of the titanium pigment processing facility are, and any future testing, operation, construction or mining activities of Altair will be, subject to a number of federal, state, and local laws and regulations concerning mine and machine safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive
Environmental Response Compensation Liability Act. Such laws require that we take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, and reclaim exploration, mining and processing sites.

         Compliance with federal, state, or local laws or regulations represents a small part of our present budget; nevertheless, continued compliance may be extremely costly, especially if we actually commence extraction operations on the Tennessee mineral property. If we fail to comply with any such laws or regulations, a government entity may levy a fine on us or require us to take costly measures to ensure compliance. Any such fine or expenditure may adversely affect our development.

         We are committed to complying with and, to our knowledge, are in compliance with all governmental regulations. We cannot, however, predict the extent to which future legislation and regulation could cause us to incur additional operating expenses, capital expenditures, and/or restrictions and delays in the development of our products and properties.

         Environmental Regulation and Liability. Any proposed mining or processing operation on the Tennessee mineral property, at the titanium pigment processing facility or any other property acquired by us will be subject to federal, state, and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on the Tennessee mineral property or any other property used by us, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous Substances"). Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of Hazardous Substances. We might use Hazardous Substances and, although we intend to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, companies engaged in mineral exploration and processing are inherently subject to substantial risk that environmental remediation will be required.

Employees.
----------

         The business of Altair is currently managed by Dr. William P. Long, President and Chief Executive Officer of the Company and Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold. In addition, we employ a Chief Financial Officer, a President of Altair Technologies, Inc. and 21 additional employees. Aside from Dr. Long, Mr. Costin, the Chief
Financial Officer, and the President of Altair Technologies, Inc., we have no employment agreements with any of our personnel.

         On January 1, 2001 we hired fourteen former BHP employees who had been involved in developing the titanium processing technology, and we also hired a general counsel. During 2001, we expect to hire sales, marketing and production employees for the titanium pigment processing business. The quantity and timing of new hires will be dependent on business activity. We do not otherwise anticipate that the number of Company employees will significantly increase until we have sufficient sales and business activity to warrant it.

         Our future success will depend, in part, on our ability to attract and retain highly qualified technical, marketing and management personnel. There is no assurance we will be successful in retaining or attracting highly qualified individuals in key positions. See "Factors That May Affect Future Results - We are Dependent on Key Personnel."

Where You Can Find More Information
-----------------------------------

     We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as Altair, that file electronically with the SEC.

     Our common shares are quoted on the Nasdaq National Market. Reports, proxy statements and other information concerning Altair can be inspected and copied at the Public Reference Room of the National Association of Securities Dealers, 1735 K Street, N.W., Washington, D.C. 20006.

Enforceability of Civil Liabilities Against Foreign Persons.
------------------------------------------------------------

         We are an Ontario corporation, and a majority of our directors are residents of Canada. In addition, certain of our experts (including Canadian legal counsel) are located in Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the United States securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against Altair or its directors, officers or experts predicated upon United States securities laws.

Glossary of Terms.
------------------

         Amenability means responsiveness of an ore deposit to processing.

         Anatase means one of three naturally occurring mineral phases of TiO2 (along with rutile and brookite). Anatase particles have a tetragonal crystal structure.

         Anode catalyst means the substance that activates the oxidizing reaction at the negative electrode (fuel side) of a solid oxide fuel cell.

         Ash means inorganic residue remaining after coal combustion. Ash is an undesirable component of coal because it reduces thermal value and produces a waste product after combustion.

         Beneficiate means to improve the grade of ore by processing.

         Cathode catalyst means the substance that activates the reducing reaction at the positive electrode (air side) of a solid oxide fuel cell.

         Centrifugal force means the component of force on a body in curvilinear motion that is directed away from the axis of rotation.

         Coal washing means processing of pulverized coal to remove ash and pyrite.

         Ductility means the property of solid material that undergoes more or less plastic deformation before it ruptures.

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

         Iron ore fines means particles of iron ore, usually less than 1 millimeter in diameter.

         Mesh means one of the openings or spaces in a screen. The value (size) of the mesh is given as the number of openings per linear inch.

         Micron  means  one  millionth  of  a  meter.  One  micron  equals  1000 nanometers.

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

         Photocatalytic means a process by which light frequencies activate the catalytic nature of a substrate.

         Pyrite means a yellowish-brown mineral sulfide containing iron and sulphur. Pyrite is an undesirable component of coal because sulphur dioxide gas is released when it is burned with coal.

         Rutile means one of three naturally occurring mineral phases of TiO2 (along with anatase and brookite). Rutile particles have a tetragonal crystal structure.

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

Forward-looking Statements.
---------------------------

         This  Form  10-K  contains  various  forward-looking  statements.  Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in the following section and other cautionary statements throughout this Form 10-K and our other filings with the Commission. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Form 10-K or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

         Among the key factors that may have a direct bearing on our operating results are risks and uncertainties described under "Factors That May Affect Future Results," including those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the jig, development risks associated with the Tennessee mineral property, risks related to our proposed development and exploitation of our titanium processing technology and titanium processing assets and uncertainties regarding our ability to obtain capital sufficient to continue our operations and pursue our proposed business strategy.


Factors that May Affect Future Results.
---------------------------------------

We have not generated any operating revenues or profits.
--------------------------------------------------------

         We are a development stage company. To date, we have not generated revenues from operations or realized a profit. We are presently investing substantial resources in the testing and development of the jig, the exploration of the Tennessee mineral property, and the development and commercialization of our titanium processing technology. There can be no assurance that the jig, the Tennessee mineral property, our titanium processing technology or any other project undertaken by us will ever enable Altair to generate revenues or that we will at any time realize a profit from operations.

We may continue to operate at a net loss.
------------------------------------------

         We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 1999 were $____________ and losses from operations in 2000 were $___________. Although we expect to begin product sales of titanium dioxide nanoparticles in the first half of 2001, total sales will probably not be at a level sufficient to produce a positive net income for the year. We will continue to experience a net operating loss until, and if, our titanium processing technology, the jig and/or the Tennessee mineral property begin generating revenues. Even if our titanium processing technology and titanium processing equipment, the jig or the Tennessee mineral property begin generating revenues, the revenues may not exceed the costs of production. Accordingly, we may not ever realize a profit from operations.

We may not be able to raise sufficient capital to meet present and future obligations.
--------------------------------------------------------------------------------

         As of December 31, 2000, we had unrestricted cash and cash equivalents of $1,335,729. We believe that the unrestricted cash we currently possess, together with the collection of $561,300 of receivables at December 31, 2000 that were collected during the first quarter of 2001, is sufficient to fund our basic operations through June 30, 2001. In the absence of revenue, this amount of capital will likely prove insufficient to fund development work necessary to complete the testing necessary to place our titanium processing technology into continuous operation in a commercial setting. In addition, we will likely need additional capital to complete testing and development of the jig or exploration of the Tennessee mineral property. If we determine to construct and operate a mine on the Tennessee mineral property, we will need to obtain a significant amount of additional capital to complete construction of the mine and commencement of operations.

         In addition, we may need additional capital for necessary or discretionary acquisitions of equipment, properties, intellectual property rights or companies. General and industry market factors or other unforeseen events may also affect our use of and need for capital.

         If we need additional capital, we may not to be able obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include, without limitation, the following:

      o  market  factors   affecting  the   availability  and  cost  of  capital
         generally;

      o  our performance;
      o  the size of our capital needs;
      o  the market's perception of mining, technology and/or minerals stocks;
      o  the economics of projects being pursued;
      o industry perception of our ability to recover minerals with the jig or titanium processing technology; and
      o  the price, volatility and trading volume of our common shares.

If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to place the titanium processing technology into continuous operation, complete testing and production of the jig, complete exploration and development of the Tennessee mineral property, or otherwise pursue and fully exploit existing or future development opportunities. In addition, because of their size, resources, history and other factors, certain of our competitors may have better access to capital than we do and, as a result, may be able to exploit opportunities more rapidly, easily or thoroughly than we are.

Unless the exchangeable term note is earlier redeemed for cash, the common shares issued upon exchange of the exchangeable term note may dilute existing shareholders and cause downward pressure on our stock price.

         We have issued a $7,000,000 10% Asset-Backed Exchangeable Term Note. Under the Exchangeable Term Note, we are required to make monthly payments in the principal amount of $291,667 plus accrued interest. If we do not make such monthly payment in cash by the 15th of each month, the holder of the Exchangeable Term Note has the right to exchange the monthly payment amount into common shares at the applicable exchange price. The exchange price for any date is the lesser of (a) a fixed exchange price of $3.00, subject to adjustment, and
(b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised.

         If the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised is less than the $3.00 (or the adjusted fixed exchange price), the number of shares issuable upon exchange of the monthly payment amount increases significantly as the market price of our common shares declines. A decline in the market price of our common shares could be caused or exacerbated by the exchange of the monthly payment amount and subsequent sale of the common shares issuable upon such exchange. A decline in the market price of our common shares could also encourage short sales on the part of the holder of the Exchangeable Term Note or others, which short sales could further depress the market price of our common shares. The exchange of the Exchangeable Term Note may cause substantial dilution to existing shareholders.

         In order to illustrate the relationship between the market price of our common shares and the number of common shares issuable upon exchange of the monthly payment amounts on the Exchangeable Term Note, the following table sets forth how many additional common shares would be issued upon exchange of the entire exchangeable amount of the Exchangeable Term Note if the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised were (a) $3.00 or greater, (b) $2.50 per share, (c) $2.00 per share, (d) $1.00 per share, and (e) $.50 per share. Such prices are selected for illustration purposes only and do not reflect our actual estimate of the average of the lowest three daily trading prices during any 15 trading day period. For purposes of the following table, we assume, among other things, that shareholder approval is obtained for the issuance of the Exchange Term Note, that no principal or interest is redeemed with cash or prepaid, that all exchange rights are exercised on the date of accrual and that no penalties or premiums are required to be paid.

         Shares issuable upon exchange of the total amount exchangeable under the Exchangeable Term Note if the average of the lowest three daily trading prices of the common shares ending on the day before an exchange rate is exercised is as follows:

    $3.00 or Greater      $2.50         $2.00         $1.00           $.50

       2,576,388        3,091,666     3,864,583     7,729,166      15,458,332

We have pledged substantial assets to secure a loan.
----------------------------------------------------

We have pledged all of the intellectual property and common stock of Altair Technologies, Inc., our second-tier wholly-owned subsidiary, to secure the $7,000,000 10% Asset-backed Exchangeable Term Note. Altair Technologies, Inc. owns and operates the titanium processing technology we acquired in 1999. The Exchangeable Term Note is also secured by a pledge of the common stock of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. If we default on the Exchangeable Term Note, severe remedies will be available to the holder of the Exchangeable Term Note, including immediate seizure and disposition of all pledged assets.

Our operations are and will be subject to extensive government regulation.
--------------------------------------------------------------------------

         Our exploration of the Tennessee mineral property, testing of the jig, and operation of the titanium pigment processing facility are, and any future testing, operation, construction or mining activities of Altair will be, subject to a number of federal, state, and local laws and regulations concerning mine and machine safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act. Such laws require that we take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, and reclaim exploration, mining and processing sites. These laws are continually changing and, as a general matter, are becoming more restrictive.

         Compliance with federal, state, or local laws or regulations represents a small part of our present budget; nevertheless, continued compliance may be extremely costly, especially if we actually commence mining operations on the Tennessee mineral property. If we fail to comply with any such laws or regulations, a government entity may levy a fine on us or require us to take costly measures to ensure compliance. Any such fine or expenditure may adversely affect our development.

We are dependent on key personnel.
----------------------------------

         Our continued success will depend to a significant extent on the services of Dr. William P. Long, our President and Chief Executive Officer, and Mr. C. Patrick Costin, our Vice President and President of Fine Gold and MRS. The loss or unavailability of Mr. Long or Mr. Costin could have a material adverse effect on us. We do not carry key man insurance on the lives of such key officers.

         In addition to the individuals identified above, we employ a Chief Financial Officer, the President of Altair Technologies, Inc. and 21 additional employees. Aside from Dr. Long, Mr. Costin, the Chief Financial Officer, and the President of Altair Technologies, Inc., we have no employment agreements with any of our personnel. Competition for such personnel is intense, and we can provide no assurance that we will be able to attract and maintain all personnel necessary for the development and operation of our business.

We may fail to identify or be unable to consummate important strategic transactions.
--------------------------------------------------------------------------------

         We are currently evaluating, and plan to continue to evaluate, licensing or acquiring additional mining technologies, products or properties. We also plan to remain open to acquiring, or developing strategic relations with other companies that have products, manufacturing capabilities, or other qualities that are compatible with our business objectives. We must compete for attractive acquisition or strategic alliance candidates with numerous other companies, many of whom have significantly greater financial and technological resources than we do. In addition, to the extent we are in a competitive position, we may fail to identify or consummate acquisition or strategic alliance opportunities.

         Even if we identify and complete such alliances, consummation thereof may require us to incur additional debt, amortize expenses related to goodwill and intangible assets, or issue dilutive equity securities, all of which could adversely affect our operating results or financial condition. In addition, a failure by Altair to integrate its operations with that of an ally or acquisition target may adversely affect operating results. Disruptions in operations are likely to be especially severe during the fiscal quarters immediately following any acquisition or alliance transaction, while the operations of the acquired or combined business are being integrated into our operations.

We may issue substantial amounts of additional shares without stockholder approval.
--------------------------------------------------------------------------------

         Our Articles of Incorporation authorize the issuance of an unlimited number of common shares. All such shares may be issued without any action or approval by our stockholders. In addition, we have two stock option plans which have potential for diluting of the ownership interests of our stockholders. The issuance of any additional common shares would further dilute the percentage ownership of Altair held by existing stockholders.

The market price of our common shares is extremely volatile.
------------------------------------------------------------

         Our common shares have been listed on the Nasdaq National Market since January 26, 1998. Trading in our common shares has been characterized by a high degree of volatility. See "Price Range of Common Shares." Trading in our common shares may continue to be characterized by extreme volatility for numerous reasons, including the following:

      o  Uncertainty   regarding  the  viability  of  the  titanium   processing
         technology;

      o The continued absence of any revenues from the jig, the Tennessee mineral property or the titanium processing technology;

      o Uncertainty regarding the viability of mining the Tennessee mineral property;

      o Continued dominance of trading in our common shares by a small number of firms;

      o  Positive or negative announcements by us or our competitors;

      o Industry trends, general economic conditions in the United States or elsewhere, or the general markets for equity securities, minerals, and commodities;

      o The announcement of financial or research and development results that differ from analyst and investor expectations, regardless of our health;

      o  Significant changes in our future prospects; and

      o Speculation by short sellers our common shares or other persons (such as the holders of the Exchangeable Term Note) who stand to profit from a rapid increase or decrease in the price of our common shares.

We have never declared a dividend and may not for the foreseeable future.
-------------------------------------------------------------------------

         We have never declared or paid dividends on our common shares. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying dividends on our common shares in the foreseeable future.

We have not yet confirmed the viability and effectiveness of the processing technology and processing assets.
--------------------------------------------------------------------------------

         The titanium processing technology and titanium processing equipment have not been used by Altair or anyone else in a commercial setting, and may prove ineffective or unreliable when subjected to continuous use. We have used the titanium processing technology to effectively produce sample quantities of TiO2 nanoparticles but have not completed testing of product applications. The titanium processing technology may prove wholly or partially ineffective when applied on a continuous basis in a commercial setting. In addition, the titanium processing equipment may break down, be costly to maintain or prove unreliable when operated on a continuous basis in a commercial setting. If the titanium processing technology proves ineffective or the titanium processing equipment proves unreliable in a commercial setting, we may be unable to recoup the investment in the titanium processing technology and titanium processing equipment.

Nanoparticles produced using the processing technology may be perceived as substandard or not fit for a particular use.
--------------------------------------------------------------------------------

         In the short run, we plan to use the titanium processing technology and titanium processing equipment to produce TiO2 nanoparticles. We have not previously produced or marketed TiO2 nanoparticles and, to date, have obtained only a small order for TiO2 nanoparticles. The TiO2 nanoparticles and other products produced using the titanium processing technology and titanium processing equipment may be of inferior quality to alternative products or, regardless of actual quality, may be perceived as lacking adequate quality or reliability. In addition, even if TiO2 nanoparticles we produce are of adequate quality for general use, they may have properties that make them unsuitable for the particular use of a potential customer. Even if we are able to efficiently produce TiO2 nanoparticles and other products using the titanium processing technology and titanium processing equipment, we may not be able to sell such products in the marketplace.

The current market for TiO2 nanoparticles is limited.
-----------------------------------------------------

     In the short run, we plan to use the titanium processing technology to produce TiO2 nanoparticles. The uses for such nanoparticles are limited--primarily cosmetics and surface coatings--and the market for such nanoparticles is small, estimated at 3,800 tons per annum. Even if we are able to effectively produce TiO2 nanoparticles and other products using the titanium processing technology, we may not be able to profitably market such products for any of the following reasons:

o        there may be insufficient demand for such products;

o despite strong initial demand for such products, the market for such products may contract or collapse as a result of a decrease in demand for goods incorporating such mineral products, a worldwide or regional financial crisis, or other unforeseen event;

o the increased supply of such products as a result of our entrance into the market may cause the price to drop, reducing or eliminating profitability;

o competing entities may begin producing, or increase their production of nanoparticles, causing the price to drop or displacing potential sales.

o such products may be of inferior quality to alternative products or, regardless of actual quality, may be perceived as lacking adequate quality or reliability.

Our cost of production may exceed estimates.
--------------------------------------------

         We purchased the titanium processing technology and related titanium processing equipment based on the belief that it will be able to produce TiO2 and other products more cheaply than many competitors. We have not, however, produced any mineral products using the titanium processing technology and titanium processing equipment on a commercial basis. Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, competitors may be able to sell TiO2 and other products at a lower price than is economical for Altair.

Pending patent applications may be denied or may provide inadequate protection.
-------------------------------------------------------------------------------

         BHP Minerals has filed numerous patent applications with the United States Patent and Trademark Office with respect to the titanium processing technology and has transferred the rights to such applications to Altair. Such applications are being reviewed by the Patent and Trademark Office, and no patents with respect to the titanium processing technology have been granted to date. If the applications for any patents related to the titanium processing technology are denied, the value of the titanium processing technology, and any competitive advantage gained from our ownership of the titanium processing technology, will be substantially diminished. We can provide no assurance that pending patent applications will be granted.

         In addition, persons in jurisdictions outside of the United States in which no application has been filed, or which do not honor United States patents, may develop and market infringing technologies. Also, the cost of enforcing patents outside of North America, as well as other obstacles, may limit our ability to enforce any patents related to the titanium processing technology outside of the United States.

Use  of  the  processing  technology  may  lead  to  substantial   environmental
liability.
--------------------------------------------------------------------------------

         Any proposed use of the titanium processing technology and titanium processing equipment will be subject to federal, state, and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of substances discovered at the leased Reno, Nevada facility or any other property used by Altair that are hazardous substances. Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. We might use hazardous substances and, although we intend to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to hazardous substances, companies engaged in mineral exploration and processing are inherently subject to substantial risk that environmental remediation will be required.

Our Series 12 Jig is too small for most commercial uses.
--------------------------------------------------------

         To date, we have developed and tested a lower-capacity Series 12 Jig and a higher-capacity Series 30 Jig. Test results on the Series 12 Jig, designed to be capable of processing approximately 120 tons of solids per day, suggest that commercial use of the Series 12 Jig is technically feasible. Nevertheless, the designed capacity of the Series 12 Jig is too small for coal washing, heavy minerals extraction, and most other intended applications of the jig, except use in small placer gold mines or similar operations. Even if the Series 12 Jig performs to design specifications in subsequent tests or at a commercial facility, we believe that, because of its small capacity, the potential market for the Series 12 Jig is limited.

Testing is incomplete on our Series 30 Jig.
-------------------------------------------

         The Series 30 Jig is designed to process approximately 500 tons of solids per day. We believe that this designed capacity is sufficient for heavy mineral sands processing and many other intended commercial applications. Nevertheless, the Series 30 Jig may not prove attractive to potential end users. Even if we are successful in leasing the Series 30 Jig to end users, the Series 30 Jig may not prove efficient, durable, or cost-effective enough to satisfy the expectations of end users once operated in an uncontrolled environment. In addition, the introduction of new technologies by competitors could render the Series 30 Jig or larger Jig obsolete or unmarketable or require costly alterations to make it marketable.

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

The jig faces competition from other jig-like products.
-------------------------------------------------------

         We believe that the jig currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh, including the Kelsey jig, Falcon concentrators and the Knelsen batch concentrator unit, which are currently being used worldwide. Another centrifugal jig device, the Kelsey jig, has been developed in Australia subsequent to the invention of the jig. According to the Kelsey jig's manufacturer, Geo Logics Pty. Ltd., Kelsey jigs are in service worldwide. In addition, Falcon, a Canadian company, produces a small batch concentrator as well as a machine which is used mainly for pre-concentration and scavenging. Their principal applications to date have been in the gold and tantalum industries. There also exists a batch concentrator known as the Knelsen Bowl. Knelsen units have been installed in various mining applications, primarily gold, throughout the world. Competitors, many of whom may have significant capital and resources, may develop, or be in the process of developing, superior or less expensive alternatives to the jig.

The market for commodities that might be produced using the jig or extracted from the Tennessee mineral property may collapse.
--------------------------------------------------------------------------------

         If the jig is successfully developed and manufactured, we intend to use the jig, or lease the jig for use, to separate and recover valuable, heavy mineral particles. Active international markets exist for gold, titanium, zircon and many other minerals potentially recoverable with the jig. Prices of such minerals fluctuate widely and are beyond our control. A significant decline in the price of minerals capable of being extracted by the jig could have significant negative effect on the value of the jig. Similarly, a significant decline in the price of minerals being produced or expected to be produced on the Tennessee mineral property could have a significant negative effect on the viability of a mine or processing facility on either such property. In addition, because we intend to market the jig primarily to mining companies, a general economic downturn in the mining or mineral industries may have a material adverse effect on Altair.

We are dependent upon others to manufacture the jig.
----------------------------------------------------

         We currently contract on a per-unit basis with a machine shop located in central Tennessee for assembly of the jig but have no long-term contract with such entity. If we complete testing of the jig and develop a final production model, we do not currently have the know-how or resources to establish our own manufacturing facility. Management is considering options for manufacture of the jig, including manufacturing under a long-term contract or through an exclusive licensing arrangement or joint venture. We may not be able to obtain adequate manufacturing capacity. Moreover, even if a manufacturer is found, we may not be able to cost-effectively produce affordable, high-quality units capable of sustaining continuous operations with low maintenance costs in a production environment.

Certain patents for the centrifugal jig have expired and remaining patents may be unenforceable.
--------------------------------------------------------------------------------

         Initial patents on the jig were issued in the United States, South Africa, United Kingdom, Australia and Canada. These patents expired on various dates between May 1999 and December 2000. A series of second patents have been issued with respect to a critical component of the jig in the United States, South Africa, Japan, Europe, Australia, Canada, United Kingdom, Germany and France. These patents expire on various dates between January 2010 and January 2011. A third series of patents with respect to an efficiency enhancing component of the jig have been issued in the United States, Europe, Australia, Japan, South Africa, Canada and Brazil. These patents have expiration dates between April and November 2018.

         Persons in countries in which we have not patented the jig or certain critical components may develop and market an infringing product. The cost of enforcing patents outside of North America, and similar obstacles, may limit our ability to enforce our patents and keep infringing products out of the market for the jig.

We have not completed examining the feasibility of mining the Tennessee mineral property.
--------------------------------------------------------------------------------

         The Tennessee mineral property is currently in the exploratory stage. An independent consultant hired by Altair has completed a pre-feasibility study on the Tennessee mineral property. Based on the positive results of such study, we have determined to commence final feasibility testing of the Tennessee mineral property.

         Commenced during August 1998, final feasibility testing involves the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. To date, we have designed and constructed a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility. If production at the pilot plant and our marketing, permitting and financing efforts are successful, a mine would not be operational for 24-36 months after financing is obtained. Our final feasibility testing may indicate that the Tennessee mineral property does not contain minable quantities of heavy minerals or that such deposits are not amenable to large-scale, low-cost mining, as contemplated by Altair. Even if the tests suggest that mining is economically feasible on the Tennessee mineral property, we may be unable to obtain the capital, resources and permits necessary to mine the Tennessee mineral property. Moreover, market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee mineral property, may adversely affect the development of mining operations on such property.


We may be unable to obtain necessary environmental permits for the Tennessee mineral property.
--------------------------------------------------------------------------------

         We have obtained all permits necessary for construction and operation of our pilot facility on the Tennessee Mineral property. Nonetheless, these permits relate only to the pilot facility, and, as set forth below, we will be required to obtain additional, broader permits if we determine to commence commercial mining on the Tennessee mineral property.

         In order to begin construction and commercial mining on the Tennessee mineral property, we may have to obtain additional federal, state and local permits, none of which we have obtained. Because we have not yet commenced design of a commercial mining facility in the Tennessee mineral property, we are not in a position to definitively ascertain which federal, state and local mining and environmental laws or regulations would apply to a mine on the Tennessee mineral property. Nevertheless, we anticipate that compliance with the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act would be necessary if we determined to commence construction and operation of a mine on the Tennessee mineral property.

         In addition to these federal laws and regulations, we anticipate that, if the Tennessee mineral property is developed, we will be required to obtain a surface mining permit from the State of Tennessee under the Tennessee Mineral Surface Mining Law of 1972. The application for such a permit must be preceded by public notice and must include, among other things, a filing fee, a reclamation and revegetation plan, and a bond to cover the costs of reclamation. We expect that we will be required to obtain a National Pollution Discharge Elimination System permit from the Tennessee Department of Environment and Conservation. We can provide no assurance that we will be able to obtain any such permit.

Any operations on the Tennessee mineral property may lead to environmental liability.
--------------------------------------------------------------------------------

         Any proposed mining or processing operation on the Tennessee mineral property, or any other property acquired by Altair, will be subject to federal, state, and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered on either of the Tennessee mineral property or any other property used by Altair, which are deemed by the federal and/or state government to be toxic or hazardous ("Hazardous Substances"). Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of Hazardous Substances. We might use Hazardous Substances and, although Altair intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, companies engaged in mineral exploration and processing are inherently subject to substantial risk that environmental remediation will be required.

Item 2.      Properties

         We maintain a registered office at 56 Temperance Street, Toronto, Ontario M5H 3V5. We do not lease any space for, or conduct any operations out of, the Toronto, Ontario registered office. In addition, we lease 900 square feet of office space at 1725 Sheridan Avenue, Suite 140, Cody, Wyoming 82414, which serves as the corporate headquarters for Altair and its subsidiaries. Our lease for the Cody, Wyoming office space may be terminated by either party on 30 days' prior written notice.

         Altair Technologies Inc. leases 15,000 square feet of production, laboratory, testing and office space at 204 Edison Way, Reno, Nevada, 89502. The initial term of the lease expired on December 31, 2000, but is subject to automatic renewal for six-month periods at inflation-adjusted rent until terminated by Altair. The lease grants us a right of first refusal in the event BHP intends to sell the building and property subject to the lease and includes an agreement to negotiate in good faith with respect to our possible purchase of such building and property.

         Fine Gold and MRS lease 5,700 square feet of office space at 230 South Rock Boulevard, Suite 21, Reno, Nevada 89502. The lease for the Reno, Nevada offices expires on January 31, 2002. MRS leases approximately 1,550 square feet of laboratory space at 7950 Security Circle, Reno, Nevada 89506, for its jig testing operations. The test facility lease may be terminated by either party upon eight weeks prior written notice. We believe that the existing offices and test facilities of Altair and its subsidiaries are adequate for our current needs. In the event that alternative or additional office space is required, we believe we could obtain additional space on commercially acceptable terms.

         The Tennessee mineral property consists of approximately 14,000 acres of real property located near Camden, Tennessee, which MRS leases (or has binding commitments to lease) from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See Note __ to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided Altair is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The mineralized deposit on the Tennessee mineral property has not yet proven to be a reserve, and our operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Mineral Property." The Tennessee mineral property is accessed by public roads and, to our knowledge, has not been used in prior mining operations.

         During  1999  and  2000,  we  incurred  $___________  and  $__________, respectively, in exploration expenditures on the Tennessee mineral property. Expenditures were incurred for construction of pilot plant facilities, leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies, and other related exploration activities.

Item 3.      Legal Proceedings

         We are from time to time involved in routine litigation incidental to the conduct of our business. We are currently not involved in any suit, action or other legal proceedings, nor are we aware of any threatened suit, action or other legal proceedings which management believes will materially and adversely affect the business or operations of Altair or its subsidiaries.


Item 4.      Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of security holders during the fourth quarter of the 2000 fiscal year.


                                     PART II


Item 5.      Market for the Common Shares and Related Shareholder Matters


Market Price

         Our common shares are traded on the Nasdaq National Market under the symbol "ALTI." The following table sets forth, for the periods indicated, the high and low bid quotations for our common shares, as reported on the Nasdaq National Market.

Fiscal Year Ended December 31, 1999            Low                  High
                                           -----------          -----------

         1st Quarter                           $6.063             $10.188
         2nd Quarter                            4.000               6.875
         3rd Quarter                            3.531               5.094
         4th Quarter                            3.375               5.188

Fiscal Year Ended December 31, 2000            Low                  High
                                           -----------          -----------

         1st Quarter                           $3.563              $9.250
         2nd Quarter                            2.000               5.375
         3rd Quarter                            1.000               4.469
         4th Quarter                            0.688               3.375

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. The last sale price of our common shares, as reported on the Nasdaq National Market, on March 15, 2001 was $2.75 per share.

Outstanding Shares and Number of Shareholders.
----------------------------------------------

         As of March 15, 2001, the number of common shares outstanding was 19,510,488 held by 456 holders of record. In addition, as of the same date, we have reserved 5,411,700 common shares for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans.

Dividends
---------

         We have never declared or paid dividends on our common shares. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future.

Transfer Agent and Registrar
----------------------------

         The Transfer Agent and Registrar for our common shares is Equity Transfer Services, Inc., Suite 420, 120 Adelaide Street West, Toronto, Ontario, M5H 4C3.


Canadian Taxation Considerations
--------------------------------

         Dividends paid on common shares owned by non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax on dividends under the Income Tax Act (Canada) (the "Act") is 25%. However, Article X of the reciprocal tax treaty between Canada and the United States of America (the "Treaty") generally limits the rate of withholding tax on dividends paid to United States residents to 15%. The Treaty further generally limits the rate of withholding tax to 5% if the beneficial owner of the dividends is a U.S. corporation which owns at least 10% of the voting shares of the Company.

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

         A capital gain realized on the disposition of common shares by a person resident in the United States ("a non-resident") will be subject to tax under the Act if the shares held by the non-resident are "taxable Canadian property." In general, common shares will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the Common Stock in carrying on business in Canada or, pursuant to proposed amendments to the Act, where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the Company were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arms' length, or by any combination thereof. If common shares constitute taxable Canadian property, relief nevertheless may be available under the Treaty. Under the Treaty, gains from the alienation of common shares owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property
(which includes rights to explore for or to exploit mineral deposits) situated in Canada.


Item 6.      Selected Financial Data

         Omitted pursuant to Rule 12b-25.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted pursuant to Rule 12b-25.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

         We have issued a $7,000,000 10% Asset-Backed Exchangeable Term Note. Under the Exchangeable Term Note, we are required to make monthly payments in the principal amount of $291,667 plus accrued interest. If we do not make such monthly payment in cash by the 15th of each month, the holder of the Exchangeable Term Note has the right to exchange the monthly payment amount into common shares at the applicable exchange price. The exchange price for any date is the lesser of (a) a fixed exchange price of $3.00, subject to adjustment, and
(b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised.

         If the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised is less than the $3.00 (or the adjusted fixed exchange price), the number of shares issuable upon exchange of the monthly payment amount increases significantly as the market price of our common shares declines. A decline in the market price of our common shares could be caused or exacerbated by the exchange of the monthly payment amount and subsequent sale of the common shares issuable upon such exchange. A decline in the market price of our common shares could also encourage short sales on the part of the holder of the Exchangeable Term Note or others, which short sales could further depress the market price of our common shares. The exchange of the Exchangeable Term Note may cause substantial dilution to existing shareholders.

         In order to illustrate the relationship between the market price of our common shares and the number of common shares issuable upon exchange of the monthly payment amounts on the Exchangeable Term Note, the following table sets forth how many additional common shares would be issued upon exchange of the entire exchangeable amount of the Exchangeable Term Note if the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised were (a) $3.00 or greater, (b) $2.50 per share, (c) $2.00 per share, (d) $1.00 per share, and (e) $.50 per share. Such prices are selected for illustration purposes only and do not reflect our actual estimate of the average of the lowest three daily trading prices during any 15 trading day period. For purposes of the following table, we assume, among other things, that shareholder approval is obtained for the issuance of the Exchange Term Note, that no principal or interest is redeemed with cash or prepaid, that all exchange rights are exercised on the date of accrual and that no penalties or premiums are required to be paid.

         Shares issuable upon exchange of the total amount exchangeable under the Exchangeable Term Note if the average of the lowest three daily trading prices of the common shares ending on the day before an exchange rate is exercised is as follows:

  $3.00 or Greater    $2.50         $2.00         $1.00               $.50

     2,576,388      3,091,666     3,864,583     7,729,166          15,458,332

Item 8.      Financial Statements and Supplementary Data.

         Omitted pursuant to Rule 12b-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Previously reported on Amendment No. 1 to Current Report on Form 8-K filed with the SEC on March 28, 2001.


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

                                     PART IV



Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed

                  1.       Financial Statements. Omitted pursuant to Rule 12b-25

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

                                                                          Incorporated by reference to Amendment No. 1
    3.1.2     Amendment to Articles of  Incorporation  of                 to  Registration Statement on Form 10 filed
               the Registrant  dated November 6, 1996                     with the Commission on December 23, 1996.


                                                                          Incorporated by reference to Registration
      3.2     Bylaws of the Registrant                                    Statement on Form 10-SB filed with the
                                                                          Commission on November 25, 1996.

                                                                          Incorporated by reference to Registration
      4.1     Form of Common Stock Certificate                            Statement on Form 10-SB filed with the
                                                                          Commission on November 25, 1996.

              Amended and Restated Shareholder Rights                     Incorporated by reference to the Company's
      4.2     Plan dated October  15,  1999,  between the                 Current Report on Form 8-K filed with the
              Company and Equity Transfer Services, Inc.                  Commission on November 19, 1999.

                                                                          Incorporated by reference to the Company's
      4.3     Form of Doral Warrant                                       Current Report on Form 8-K filed with the
                                                                          Commission on December 26, 2000.

                                                                          Incorporated by reference to the Company's
      4.4     Asset-backed  Exchangeable Term Note dated                  Current Report on Form 8-K filed with the
              December  15,  2000                                         Commission  on December 26, 2000.


                                                                          Incorporated by reference to the Company's
              Employment Agreement between Altair                         Annual Report on Form 10-K filed with the
     10.1     International Inc. and William P. Long                      Commission on March 31, 1998, as amended by
              dated January 1, 1998                                       Amendment No. 1 to Annual Report on Form
                                                                          10-K/A filed on May 15, 1998.

              Employment Agreement between Fine Gold                      Incorporated by reference to Registration
     10.2     Recovery Systems Inc. and C. Patrick Costin                 Statement on Form 10-SB filed with the
              dated August 15, 1994                                       Commission on November 25, 1996.

                                                                          Incorporated by reference to the Company's
     10.3     Altair International Inc. Stock Option Plan                 Registration Statement on Form S-8 filed with
              adopted by shareholders on May 10, 1996                     the Commission on July 11, 1997.

              1998 Altair International Inc. Stock Option                 Incorporated by reference to the Company's
     10.4     Plan adopted by Shareholders on June 11,                    Definitive Proxy Statement on Form 14A filed
              1998                                                        with the Commission on May 12, 1998.


                                                                          Incorporated by reference to the Company's
                                                                          Annual Report on Form 10-K filed with the
     10.5     Form of Mineral Lease                                       Commission on March 31, 1998, as amended by
                                                                          Amendment No. 1 to Annual Report on Form
                                                                          10-K/A filed on May 15, 1998.

                                                                          Incorporated by reference to the Company's
     10.6     Lease dated November 15, 1999, between the                  Current Report on Form 8-K filed with the
              Company and BHP Minerals International Inc.                 Commission on November 19, 1999.

              Asset Purchase and Sale Agreement dated                     Incorporated by reference to the Company's
     10.7     November 15, 1999,  between  the  Company                   Current Report on Form 8-K filed with the
              and BHP Minerals International Inc                          Commission on November 19, 1999.

                                                                          Incorporated by reference to the Company's
     10.8     Securities Purchase Agreement dated                         Current Report on Form 8-K filed with the
              December 15, 2000.                                          Commission on December 26, 2000.

                                                                          Incorporated by reference to the Company's
     10.9     Registration Rights Agreement dated                         Current Report on Form 8-K filed with the
              December 15, 2000.                                          Commission on December 26, 2000.

              Stock Pledge Agreement dated December 15,                   Incorporated by reference to the Company's
    10.10     2000 (Mineral Recovery Systems common                       Current Report on Form 8-K filed with the
              stock).                                                     Commission on December 26, 2000.

                                                                          Incorporated by reference to the Company's
    10.11     Stock Pledge Agreement dated December 15,                   Current Report on Form 8-K filed with the
              2000 (Altair Technologies common stock).                    Commission on December 26, 2000.

                                                                          Incorporated by reference to the Company's
    10.12     Assignment and Agreement dated December 15,                 Current Report on Form 8-K filed with the
              2000.                                                       Commission on December 26, 2000.

       24     Power of Attorney                                           Included on the Signature Page hereof.


         (b)      Reports on Form 8-K
                  --------------------

         The Company filed a Current Report on Form 8-K on December 26, 2000, in which it reported (i) the issuance of a $7 million Asset-Backed Exchangeable Term Note together with a War rant to purchase 350,000 common shares at an initial exercise price of $3.00, and (ii) the assignment and termination of repricing rights u nder a March 31, 2000 Common Stock Purchase Agreement.

         (c)      Exhibits
                  --------

                  Exhibits to this Report are attached following page F-17 hereof.

         (d)      Financial Statement Schedule
                  ----------------------------
                         Not applicable.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                   ALTAIR INTERNATIONAL INC.


                         By:       /s/ William P. Long
                             ----------------------------------------
                                       William P. Long,
                                       President, Chief Executive Officer

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


      Signature                    Title                            Date
      ---------                    -----                            ----

/s/ William P. Long         President and Chief Executive        March 30, 2001
---------------------
    William P. Long             Officer and Director (Principal
                            Executive Officer)


/s/ Edward Dickinson        Chief Financial Officer
--------------------        (Principal Financial and             March 30, 2001
    Edward Dickinson        Accounting Officer)



/s/ James I. Golla          Secretary and Director               March 30, 2001
---------------------
    James I. Golla


/s/ George Hartman          Director                             March 30, 2001
---------------------
    George Hartman


/s/ Robert Sheldon          Director                             March 30, 2001
---------------------
    Robert Sheldon