Form 10-K/A
period 2000-12-31
ALTAIR INTERNATIONAL INC
filed 2001-04-17
CIK 1016546

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

                            ALTAIR INTERNATIONAL INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                      1-12497                    None
     ---------------            -------------------       -------------------
     (State or other           (Commission File No.)        (IRS Employer
      jurisdiction                                        Identification No.)
    of incorporation)

                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
      -------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Altair International Inc. ("Altair") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the SEC on April 2, 2001 for the purpose of including the financial data in Item 1 (Business) and all of
Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis) and Item 8 (Financial Statements and Supplementary Data), all of which were not included in the initial Form 10-K pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended. In addition, Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) has been amended to add the consent of Altair's independent auditors to the incorporation by reference of their audit report into certain registration statements of Altair, and Item 1 (Business) has been revised to clarify that Altair's mining operations are at the exploratory stage, provide a brief summary of Altair's operations prior to 1994, clarify or eliminate our discussion about certain immaterial sales and joint research contracts, and make certain other minor changes.

         In order to facilitate understanding of the Form 10-K, in addition to inserting the information described in the preceding paragraph, this Amendment restates in its entirety all information contained in initial Form 10-K. All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

                               INDEX TO FORM 10-K


PART I........................................................................ 4

Item 1:    Business........................................................... 4

Item 2.    Properties........................................................ 25

Item 3.    Legal Proceedings................................................. 26

Item 4.    Submission of Matters to a Vote of Security Holders............... 26


PART II...................................................................... 26

Item 5.    Market for the Common Shares and Related Shareholder Matters...... 26

Item 6.    Selected Financial Data........................................... 28

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 29

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 33

Item 8.    Financial Statements and Supplementary Data....................... 34

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 34


PART III..................................................................... 34

Item 10.   Directors and Executive Officers of the Registrant................ 34

Item 11.   Executive Compensation............................................ 34

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 34

Item 13.   Certain Relationships and Related Transactions.................... 35


PART IV...................................................................... 35

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 35

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2000 (this "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and securities uncertainties. Purchasers of any of the common shares, no par value (the "common shares") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

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

General

         Altair International Inc. was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and exploring mineral properties. During the period from inception through 1994, we acquired and explored multiple mineral properties. In each case, sub-economic mineralization was encountered and the exploration was abandoned. Since 1994, we have also devoted substantial resources to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles.

         In November 1999, we acquired all patent applications, technology and tangible assets related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide ("TiO2") products from titanium bearing ores or concentrates (the "titanium processing technology"), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology. Although the titanium processing technology is capable of producing a variety of titanium products, we plan to initially employ the titanium processing technology for the production and sale of TiO2 nanoparticles. See "--Titanium Pigment Processing Technology."

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

         To date, we have derived no revenues from product sales or otherwise and have experienced an operating loss in every year of operation. In the fiscal year ended December 31, 2000, we experienced net losses of $5,914,474.

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


Titanium Pigment Processing Technology

         Acquisition of the Processing Technology. On November 15, 1999, we entered into an Asset Purchase and Sale Agreement with BHP pursuant to which we purchased all patent applications, technology and tangible assets related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the titanium processing technology), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology (the "titanium processing assets").

         The purchase price for the titanium processing technology and titanium processing assets was $9,625,500. In addition, the Asset Purchase and Sale Agreement also requires us to pay to BHP, until the earlier of November 15, 2014 or the date we have paid an aggregate royalty of AUD$105,000,000, a quarterly royalty equal to:

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

     o 3% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by the Company or a transferee of the Company at any location other than its Tennessee mineral property or BHP's Auckland, New Zealand heavy mineral sand operation; and

     o 3% of the sales proceeds (F.O.B. the Company's facility, reduced by the amount of product returns) received by the Company or a transferee of the Company from the sale of any products other than TiO2 pigment produced through its use of the titanium processing technology.

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

         The titanium processing technology is based on a proprietary dense-phase crystal growth technique which controls crystal formation using a combination of mechanical and fluid dynamics and chemical and thermal control. Through introduction of very small quantities of selected chemicals ("doping elements") during crystal growth, the size, phase, catalytic and photocatalytic activity and size distribution of crystals can be controlled within narrow limits and to specification. Other technologies exclude the introduction of doping elements during crystal growth, thereby limiting their ability to control final product characteristics.

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

         Plans for Development of the Titanium Pigment Processing Technology. We are initially employing our titanium processing technology for the production and sale of TiO2 nanoparticles. We have transferred our titanium processing assets and titanium processing technology to Altair Technologies, Inc. ("ATI"), a wholly-owned subsidiary of Altair, and hired a president of ATI to provide management and direction for the development of our titanium processing technology. Effective January 1, 2001, we hired fourteen former BHP employees who were instrumental in the development of our titanium processing technology. Certain of these employees will continue research and development work and others will be involved in operation and maintenance of the production facility. Altair has commenced marketing TiO2 nonoparticles, has received a single purchase order in the amount of $60,000 for future delivery of TiO2 nonoparticles and is also investigating distributor relationships.

         We are also analyzing other means of exploiting our titanium processing technology, including licensing arrangements and joint ventures. We believe that, with additional research and development aimed at commercialization, our titanium processing technology will be capable of producing industry standard TiO2 pigments (larger particle size than nanoparticles). We are assessing potential business arrangements which would facilitate the development of this and other additional applications for the titanium processing technology.

         The raw material used as a feedstock in the production of TiO2 nanoparticles, and an intermediate step in the production of other TiO2 products, is titanium tetrachloride, a commodity product manufactured by several suppliers and currently available on the open market. Although Altair uses purchased titanium tetrachloride as the feedstock in the production of TiO2 nanoparticles, our titanium processing technology is capable of producing titanium tetrachloride from an ilmenite raw material.

         Target Market for Products of the Titanium Processing Technology. Altair is initially targeting the markets that utilize the unique optical properties of TiO2 nanocrystals such as producers of specialty surface coatings and UV protectant cosmetics. Ultra-fine or nano-sized TiO2 products may also be effectively used in battery components and pollution control and detoxification. Coatings and cosmetics utilize the ultraviolet shielding capabilities of the material; pollution control and detoxification processes take advantage of the material's photocatalytic properties; and battery applications utilize the electrochemical capabilities of the material. The current global market for TiO2 nanoparticles is approximately 3,800 metric tons per year, but we expect the nanoparticle market to grow more rapidly than the conventional pigment market as applications for new technologies generate increased demand.

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

         In addition, we intend to engage in joint research and development efforts with customers and other interested parties. For example, in August 2000, we entered into an agreement with the Massachusetts Institute of Technology ("MIT") to carry on joint research to develop a nanostructured fuel cell system for direct hydrocarbon conversion. The research program is aimed at developing economical hydrocarbon-powered fuel cells by combining Altair's proprietary titanium process technology with novel nanostructured anode and cathode catalysts developed by MIT.

         We believe our nanoparticle products may have applications in several alternative energy applications. As a result, we have created an alternative energy group within ATI to carry out our research program with MIT and also develop nanoparticle applications for batteries, solar cells, and photovoltaics.

         The Titanium Processing Technology and Proprietary Rights. We believe our titanium processing technology represents a significant improvement in the recovery of titanium from titanium-containing ores and has the potential to materially reduce processing costs for commodity and specialty products. The two conventional technologies for processing titanium ores are generally known as the chloride and sulphate processes. We believe that our titanium processing technology is an improvement over these processes in that it offers precise control of crystal size, structure and chemical composition, uses a wide variety of feedstocks, and recycles wastes.

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

         In order to assess the amenability of the Tennessee mineral property ore to "wet mill" processing with the jig, we collected two bulk samples from the Tennessee mineral property. Test work we completed on the first sample during the spring of 1997 suggested the sands can be processed with the jig. Tests performed by Altair which emphasized recovery have yielded up to 94% heavy mineral recovery with a six-to-one concentration ratio. (Stated differently, after a single pass through the jig, 94% of the ore's value was concentrated in about one-sixth of its original volume, and five-sixths of the sand was rendered a non-valuable discard.) As is typical of gravity separation processing, several passes through the jig will be necessary to produce a 90% total heavy mineral concentrate. Further, in the event the Tennessee mineral property is proven to contain significant heavy mineral reserves, the jig would likely be used in conjunction with traditional gravity separators, primarily spirals, to most efficiently process the sand ore in the "wet mill."

[GRAPHIC OMITTED][GRAPHIC OMITTED]

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

         In August 1998, based on the positive results of the consultant's report, we commenced final feasibility testing. This involves the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. We have designed and constructed and, during the first quarter of 2001, placed into operation a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility. If production at the pilot plant and our marketing, permitting and financing efforts are successful, a mine could be operational within 24-36 months after financing is obtained subject to, among other things, the price of and demand for extractable heavy minerals . See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

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

         Research, Testing and Exploration of the Tennessee Mineral Property. As discussed in "--Description of the Tennessee Mineral Property" above, in July 1998, an independent consulting group completed a technical pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Deposit." Based on the positive results of the consultant's report, we initiated final feasibility testing in August 1998, which we anticipate will involve additional drilling to further define resource characteristics, detailed analysis of mineralogical characteristics and mine processing methods, larger scale testing of the Series 30 Jig, analysis of product markets, and evaluation of possible strategic alliances. If the feasibility testing suggests that cost-effective mining of the Tennessee mineral property is feasible, mining could begin within 24-36 months after we obtain financing, subject to, among other things, the price of, and demand for extractable heavy minerals and our ability to obtain necessary permits and government approvals.

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

         Fine Gold was acquired by Altair in April 1994. Fine Gold has received no operating revenues earned to date. Fine Gold acquired the intellectual property associated with the jig in 1996. Another wholly-owned subsidiary, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. Altair intends that Fine Gold will hold and maintain jig technology rights, including patents, and will enter into a royalty arrangements to allow MRS to develop and commercially utilize the jig.

---------------
         1 The company was incorporated in April 1973 under the name Diversified Mines Limited, which was subsequently changed to tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources LTD. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November.

         MRS was incorporated by Altair in April, 1987.2 MRS previously has been involved in the exploration for minerals on unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. Altair currently intends that MRS will arrange for the manufacture of the jig for commercial sales, rental or royalty arrangements with end users. In addition, MRS currently holds, directly or indirectly, all of Altair's interest in the Tennessee mineral property, and Altair intends that MRS will continue to lease or acquire and explore mineral properties in the future, particularly properties that contain mineral resources that may be processed with the jig.

         Altair Technologies, Inc. was incorporated in 1998 as a wholy-owned subsidary of MRS and holds all of the Company's interest in our titanium pigment processing technology and related assets. The remaining 100% owned subsidiaries do not presently have any assets or operations.

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

---------------
         2 MRS was formerly known as Carlin Gold Company. The name change was effective in June 1996.

Employees.

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

         Tantalum is rare metal that is ductile, easily fabricated, highly resistant to corrosion by acids, and a good conductor of heat and electricity and has a high melting point. The major use for tantalum, as tantalum metal powder, is in the production of electronic components, mainly tantalum capacitors. Major end uses for tantalum capacitors include portable telephones, pagers, personal computers, and automotive electronics.


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

Factors that May Affect Future Results.


         We have not generated any operating revenues and may not ever generate significant revenues.

         To date, we have not generated revenues from operations. We have not completed development of the jig or the titanium processing technology and have not completed exploration of the Tennessee mineral property. We can provide no assurance that we will ever generate revenues from the jig or the Tennessee mineral property or that we will generate significant revenues from the titanium processing technology.

We may continue to experience significant losses from operations.

         We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 1999 were $3,729,534 and our losses from operations for in 2000 were $6,647,367. We will continue to experience a net operating loss until, and if, the titanium processing technology, the jig and/or the Tennessee mineral property begin generating significant revenues. Even if any or all such products or projects begin generating significant revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

We may not be able to raise sufficient capital to meet future obligations.

         As of March 31, 2000, we had $703,796 in unrestricted cash and $4,056,348 in restricted cash that is securing a letter of credit and is scheduled to be released as the outstanding principal balance is reduced. We believe that the unrestricted cash we currently possess is sufficient to fund our basic operations through June 30, 2001. In the absence of significant revenue, this amount of capital will likely prove insufficient to fund development work necessary to complete the testing necessary to place the titanium processing technology into continuous operation in a commercial setting. In addition, we will likely need additional capital to complete testing and development of the jig or exploration of the Tennessee mineral property. If we determine to construct and operate a mine on the Tennessee mineral property, we will need to obtain a significant amount of additional capital to complete construction of the mine and commence operations.

         We may not be able obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

  o  market factors affecting the availability and cost of capital generally;
  o  our financial results;
  o  the amount of our capital needs;
  o  the market's perception of mining, technology and/or minerals stocks;
  o  the economics of projects being pursued;
  o industry perception of our ability to recover minerals with the jig or titanium processing technology or from the Tennessee mineral property; and
  o  the price, volatility and trading volume of our common shares.

If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities, and may be forced to discontinue operations.

The common shares issued upon exchange of the Exchangeable Term Note may dilute existing shareholders

         We do not presently have the capital to redeem the monthly payments required by the Exchangeable Term Note in cash. If we do not redeem such monthly payments, the holder of the Exchangeable Term Note has the right to exchange the monthly payment amounts into common shares at an exchange price equal to the lesser of $3.00 and the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised. Because the exchange price is tied to the market price of our common shares, the number of shares issuable upon exercise of exchange rights increases significantly as the market price of our common shares falls below $3.00 and would approach infinity if the market price of our common shares approached zero. For example, if the market price of our common shares were to remain at $.50 throughout the term of the Exchangeable Term Note, the holder would receive approximately 15,458,332 common shares upon exercise of all exchange rights accruing under the Exchangeable Term Note.

         The exercise of exchange rights under the Exchangeable Term Note may place downward pressure on the market price of our common shares and encourage short selling.

         The exchange of the monthly payment amount under the Exchangeable Term Note and subsequent sale of the common shares issuable upon such exchange may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of exchange rights under the Exchangeable Term Note and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.


We have pledged substantial assets to secure the Exchangeable Term Note.

         We have pledged all of the intellectual property and common stock of Altair Technologies, Inc., our second-tier wholly-owned subsidiary, to secure repayment of the Exchangeable Term Note. Altair Technologies, Inc. owns and operates the titanium processing technology we acquired from BHP Minerals in 1999. The Exchangeable Term Note is also secured by a pledge of the common stock of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. If we default on the Exchangeable Term Note, severe remedies will be available to the holder of the Exchangeable Term Note, including immediate seizure and disposition of all pledged assets.


Operations using the titanium processing technology, the jig or the Tennessee mineral property may lead to substantial environmental liability.

         Virtually any proposed use of the titanium processing technology, the jig or the Tennessee mineral property is subject to federal, state and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property used by Altair. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. We might use hazardous substances and, if we do, we will be subject to substantial risks that environmental remediation will be required.

Certain of our experts and directors reside in Canada and may be able to avoid civil liability.

         We are an Ontario corporation, and a majority of our directors and our Canadian legal counsel are residents of Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the United States securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against Altair or its directors, officers or experts predicated upon United States securities laws.

We are dependent on key personnel.

         Our continued success will depend to a significant extent on the services of Dr. William P. Long, our President and Chief Executive Officer, and Mr. C. Patrick Costin, our Vice President and President of Fine Gold and MRS. The loss or unavailability of Dr. Long or Mr. Costin could have a material adverse effect on us. We do not carry key man insurance on the lives of Dr. Long or Mr. Costin.

We may issue substantial amounts of additional shares without stockholder approval.

         Our Articles of Incorporation authorize the issuance of an unlimited number of common shares. All such shares may be issued without any action or approval by our stockholders. In addition, we have two stock option plans which have potential for diluting of the ownership interests of our stockholders. The issuance of any additional common shares would further dilute the percentage ownership of Altair held by existing stockholders. Additional common shares could be issued at a lower price per share than the price you are being offered.

The market price of our common shares is extremely volatile.

         Our common shares have been listed on the Nasdaq National Market since January 26, 1998. Trading in our common shares has been characterized by a high degree of volatility. Trading in our common shares may continue to be characterized by extreme volatility for numerous reasons, including the following:

     o   Uncertainty   regarding  the  viability  of  the  titanium   processing
         technology, the jig or the Tennessee mineral property;

     o Continued dominance of trading in our common shares by a small number of firms;

     o   Positive or negative announcements by us or our competitors;

     o Industry trends, general economic conditions in the United States or elsewhere, or the general markets for equity securities, minerals, or commodities; and

     o Speculation by short sellers of our common shares or other persons (such as the holders of the Exchangeable Term Note) who stand to profit from a rapid increase or decrease in the price of our common shares.

Future sales of currently restricted securities or common shares subject to outstanding options may affect the market price of our common shares.

         In general, under Rule 144, outstanding restricted common shares of Altair may be sold subject to certain conditions beginning one year after issuance and, unless held by an affiliate of Altair, may be sold without limitation beginning two years after issuance. Future sales of currently restricted securities may have a negative effect on the market price of our common shares.

         In addition, shares issued upon exercise of options granted pursuant to our employee stock option plans are presently registered under the Securities Act. Subject to certain restrictions on resale by affiliates, such shares may be sold without restriction. The sale of any substantial number of common shares may have a depressive effect on the market price of our common shares.

We have never declared, and are currently prohibited from declaring, a dividend.

         We have never declared or paid dividends on our common shares. We currently intend to retain any future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our common shares in the foreseeable future. In addition, under the terms of the Exchangeable Term Note, we are prohibited from declaring or paying any dividends until the Exchangeable Term Note is paid in full.

We have not yet confirmed the viability and effectiveness of the titanium processing technology.

         We have not completed testing of product applications for the titanium processing technology. In addition, the titanium processing technology and titanium processing equipment have not been used by Altair or anyone else in a commercial setting and may prove ineffective or unreliable when subjected to continuous use. If the titanium processing technology proves ineffective or the titanium processing equipment proves unreliable in a commercial setting, we may be unable to recoup our investment in the titanium processing technology and titanium processing equipment.

We may not be able to sell nanoparticles produced using the titanium processing technology.

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

         In addition, the uses for such nanoparticles are limited--primarily cosmetics and surface coatings--and the market for such nanoparticles is small, currently estimated at 3,800 tons per annum. In light of the small size of the market, we may not be able to profitably market our nanoparticle products for any of the following reasons:

o  there may be insufficient demand for such products;

o despite strong initial demand for such products, the market for such products may contract or collapse as a result of a decrease in demand for goods incorporating such products, a worldwide or regional financial crisis, or other unforeseen event;

o the increased supply of such products as a result of our entrance into the market may cause the price to drop, reducing or eliminating profitability; and

o competing entities may begin producing, or increase their production of nanoparticles, causing the price to drop or displacing potential sales.

Our cost of production may exceed estimates.

         We purchased the titanium processing technology and related titanium processing equipment based on the belief that we will be able to use that technology and equipment to produce TiO2 and other products more cheaply than many competitors. We have not, however, produced any mineral products using the processing technology and equipment on a commercial basis. Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, competitors may be able to sell TiO2 and other products at a lower price than is economical for Altair.

Pending patent applications may be denied or may provide inadequate protection.

         BHP Minerals has filed patent applications with the United States Patent and Trademark Office with respect to the titanium processing technology and has transferred the rights to such applications to Altair. Such applications are being reviewed by the Patent and Trademark Office, and no patents with respect to the titanium processing technology have been granted to date. If the applications for any patents related to the titanium processing technology are denied, the value of the titanium processing technology, and any competitive advantage gained from our ownership of the titanium processing technology, will be substantially diminished. We can provide no assurance that pending patent applications will be granted. Even if pending patent applications are granted, we may have insufficient resources to pay legal costs associated with enforcing any patents.

We have not completed testing and development of the jig and are presently focusing our resources on other projects.

         We have not completed testing of, or developed a production model of, any series of the jig. We do not expect to complete testing and development of the jig during the coming years and have determined to focus most of our limited resources on the titanium processing technology and the Tennessee mineral property. We may never develop a production model of the jig.


Even if we completed development of the jig, the jig may prove unmarketable and may not perform as anticipated in a commercial operation.

         The designed capacity of the Series 12 jig is too small for coal washing, heavy minerals extraction, and most other intended applications of the jig, except use in small placer gold mines or similar operations. Even if the Series 12 jig is completed and performs to design specifications in subsequent tests or at a commercial facility, we believe that, because of its small capacity, the potential market for the Series 12 jig is limited.

         If we complete development of and begin marketing the Series 30 jig, it may not prove attractive to potential end users, may be rendered obsolete by competing technologies or may not recover end product at a commercially viable rate. Even if technology included in the jig initially proves attractive to potential end users, performance problems and maintenance issues may cause the market for the jig to disappear.

The jig faces competition from other jig-like products and from alternative technologies.

         The jig currently faces competition in the commercial segregation of dense particles from several jig-like products, including the Kelsey jig, Falcon concentrators and the Knelsen batch concentrator unit. All of these products are currently being used in various parts of the world.

         In addition, various alternative mineral processing technologies perform many functions similar or identical to those for which the jig and other jig-like products are designed. Results from further tests or actual operations may reveal that these alternative technologies are better adapted to any or all of the uses for which the jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative technologies as technically superior to, or more cost effective than, the jig.

We are dependent upon others to manufacture the jig.

         We currently contract with a machine shop located in central Tennessee for assembly of the jig, but have no long-term contract with such entity. If we complete testing of the jig and develop a final production model, we do not currently have the know-how or resources to establish our own manufacturing facility. We may not be able to obtain adequate manufacturing capacity at a reasonable cost.

Certain patents for the centrifugal jig have expired, and those that have not expired may be difficult to enforce.

         All of the initial patents issued on the jig have expired, and we are unable to prevent a competitor from copying the technology once protected by such patents. Additional patents related to efficiency-enhancing components of the jig have been issued in the United States and various other countries, but expire during 2011 or 2018. The cost of enforcing patents is often significant, especially outside of North America. Accordingly, we may be unable to enforce even our patents that have not yet expired.

We have not completed examining the feasibility of mining the Tennessee mineral property.

         The Tennessee mineral property is currently in the early exploratoration stage. Based on the results of a pre-feasibility study, we determined in August 1998 to commence final feasibility testing of the Tennessee mineral property. Final feasibility testing involves the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. To date, we have constructed a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility.

         If production at the pilot plant and our marketing, permitting and financing efforts are successful, a mine would not be operational for 24-36 months after financing is obtained. Our test production at the pilot plant may indicate that the Tennessee mineral property does not contain minable quantities of heavy minerals or that such deposits are not amenable to large-scale, low-cost mining. Even if the tests suggest that mining is economically feasible on the Tennessee mineral property, we may be unable to obtain the capital, resources and permits necessary to mine the property. Moreover, market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee mineral property, may adversely affect the development of mining operations on such property.

We may be unable to obtain necessary environmental permits and may expend significant resources in order to comply with environmental laws.

         In order to begin construction and commercial mining on the Tennessee mineral property, we must obtain additional federal, state and local permits. We will also be required to conform our operations to the requirements of numerous federal, state and local environmental laws. Because we have not yet commenced design of a commercial mining facility on the Tennessee mineral property, we are not in a position to definitively ascertain which federal, state and local mining and environmental laws or regulations would apply to a mine on the Tennessee mineral property. Nevertheless, we anticipate having to comply with and/or obtain permits under the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Comprehensive Environmental Response Compensation Liability Act, in addition to numerous state laws and regulations before commencing construction or operation of a mine on the Tennessee mineral property. We can provide no assurance that we will be able to comply with such laws and regulations or obtain any such permits. In addition, obtaining such permits and complying with such environmental laws and regulations may be cost prohibitive.

The market for commodities produced using the jig or at the Tennessee mineral property may significantly decline.

         If the jig is successfully developed and manufactured, we intend to use the jig, or lease the jig for use, to separate and recover valuable, heavy mineral particles. Active international markets exist for gold, titanium, zircon and many other minerals potentially recoverable with the jig. Prices of such minerals fluctuate widely and are beyond our control. A significant decline in the price of minerals capable of being extracted by the jig could have significant negative effect on the value of the jig. Similarly, a significant decline in the price of minerals being produced or expected to be produced on the Tennessee mineral property could have a significant negative effect on the viability of a mine or processing facility on such property.

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

         Altair Technologies Inc. leases 15,000 square feet of production, laboratory, testing and office space at 204 Edison Way, Reno, Nevada, 89502. The initial term of the lease expired on December 31, 2000, but is subject to automatic renewal for six-month periods at inflation-adjusted rent until terminated by Altair. The lease grants us a right of first refusal in the event BHP proposes to sell the building and property subject to the lease and includes an agreement to negotiate in good faith with respect to our possible purchase of such building and property.

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

See Note 10 to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided Altair is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The mineralized deposit on the Tennessee mineral property has not yet proven to be a reserve, and our operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Mineral Property." The Tennessee mineral property is accessed by public roads and, to our knowledge, has not been used in prior mining operations.

         During  1999  and  2000,   we   incurred   $714,893   and   $1,217,966,
respectively, in exploration expenditures on the Tennessee mineral property. Expenditures were incurred for construction of pilot plant facilities, leasehold minimum advance royalty payments, auger hole drilling, sampling, sample analysis and assay, geological and mineralized deposit characterization studies, and other related exploration activities.

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

Fiscal Year Ended December 31, 1999        Low             High
                                       -----------    -----------

         1st Quarter                   $    6.063     $    10.188
         2nd Quarter                        4.000           6.875
         3rd Quarter                        3.531           5.094
         4th Quarter                        3.375           5.188

Fiscal Year Ended December 31, 2000       Low            High
                                       -----------    -----------

         1st Quarter                   $     3.563    $     9.250
         2nd Quarter                         2.000          5.375
         3rd Quarter                         1.000          4.469
         4th Quarter                         0.688          3.375

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

Item 6.      Selected Financial Data

         The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the periods indicated. The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The selected financial data should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included herein. All amounts are stated in U.S. dollars.

For the Year Ended December 31,       2000          1999          1998          1997         1996
                                  --------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Revenues from operations          $        --     $       --    $       --    $      --    $      --
Operating expenses                    6,647,367      3,729,534     3,842,441    2,885,043    1,752,016
Interest expense                        215,216          1,966       959,612       43,497       19,373
Interest income                         (83,440)      (134,811)     (335,037)     (70,059)     (27,872)
(Gain) loss on foreign exchange        (864,669)       160,619        17,109      123,612       (7,888)
Gain on forgiveness of debt              --            (67,442)      (25,805)        --       (702,726)
Loss on redemption of convertible
   debentures                            --               --         193,256         --            --
                                  --------------------------------------------------------------------
Net Loss                          $   5,914,474   $  3,689,866  $  4,651,576  $ 2,982,093  $ 1,032,903
                                  ====================================================================
Basic and diluted net loss per
   common share from operations$           0.31   $       0.24  $       0.31  $      0.21  $      0.09
                                  ====================================================================
Cash dividends declared per
     common share                 $        --     $       --    $       --    $      --    $      --
                                  ====================================================================
Deficit, beginning of year        $  15,691,904   $ 12,002,038  $  7,350,462  $ 4,368,369  $ 3,335,466
Net loss                              5,914,474      3,689,866     4,651,576    2,982,093    1,032,903
                                  --------------------------------------------------------------------
Deficit, end of year              $  21,606,378   $ 15,691,904  $ 12,002,038  $ 7,350,462  $ 4,368,369
                                  ====================================================================
BALANCE SHEET DATA
Working capital                   $   234,714     $ (5,931,717) $  3,008,789  $ 7,480,153  $ 2,974,955
Total assets                         16,651,770     13,365,848     7,103,267   12,956,079    7,868,840
Long-term obligations                 2,689,493           --          31,091    4,774,420      269,685
Current liabilities                   3,741,366      7,578,083       222,431      712,810      308,762
Net shareholders' equity             10,220,911      5,787,765     6,849,745    7,468,849    7,290,393

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         From inception through the end of 1993, our business consisted principally of the exploration of mineral properties for acquisition and development. During 1994, our focus changed as we became engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles including gold, titanium, zircon and environmental contaminants. Since that time, we have continued exploring mineral properties suitable for development using our patented mineral processing equipment. In November 1999, we acquired the titanium processing technology and titanium processing assets from BHP which we intend to initially use for commercial production of TiO2 nanoparticles.

         In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 14,000 acres of land in Tennessee which contain heavy mineral sand deposits. A prefeasibility study issued in July 1998 confirmed the existence of a viable heavy mineral resource and suggests that the property warrants further development. Based on the results of these independent studies, we have initiated final feasibility testing and are assessing our options for developing the property.

         In November 1999, we acquired all patent applications and technology related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the "titanium processing technology") and all tangible equipment and other assets (i.e., the "titanium processing assets") used by BHP to develop and implement the titanium processing technology.


Results of Operations.

         We have earned no revenues to date. Operating losses before extraordinary items totaled $5,914,474 ($0.31 per share) for the 2000 fiscal year, $3,757,308 ($0.24 per share) for the 1999 fiscal year, and $4,484,125
($0.30 per share) for the 1998 fiscal year. Principal factors contributing to the losses during these periods were the absence of revenues coupled with the incurrence of operating expenses.

Fiscal Year 2000 vs. 1999

         During 2000, we began construction of a mineral processing pilot plant at the Tennessee mineral property. In connection with such construction, we incurred $413,000 of costs for permitting, design and construction of the plant site and ancillary facilities, and $388,000 for design and fabrication of the processing equipment. The equipment was installed and testing of the facility began during the first quarter of 2001. During 2000, we also incurred $417,000 of ongoing costs for development work and maintenance of our mineral leaseholds. The costs associated with the Tennessee mineral property are recorded as mineral exploration and development expenses.

         Since acquiring the titanium processing technology and titanium processing assets from BHP in November 1999, we have directed our efforts toward the production and marketing of TiO2 nanoparticles. Our acquisition of the titanium processing technology and titanium processing assets in late 1999, and our subsequent production and marketing efforts during 2000, have caused a significant increase in our operating expenses for the year ended December 31, 2000 when compared to the year ended December 31, 1999.

         In connection with the acquisition, we entered into a services agreement with BHP wherein BHP agreed to provide, through December 31, 2000, certain services necessary to continue development and testing of the titanium processing technology and operation of the titanium processing assets. The costs associated with this service agreement were approximately $1,368,000 for the year ended December 31, 2000 and were recorded as testing, research and development expense. Our comparable expense during the year ended December 31, 1999 was $171,000.

         We also entered into a lease agreement with BHP to lease the space occupied by the titanium processing assets at a BHP facility in Reno, Nevada. The lease cost was $180,000 for the year ended December 31, 2000 and is included in general and administrative expenses in the Consolidated Statements of Operations. We incurred $22,500 of comparable lease costs for the year ended December 31, 1999. General and administrative expenses also increased by $80,000 due to the recognition of expense associated with options and warrants, by $75,000 due to the addition of one new employee, by $20,000 due to insurance costs for coverages on the titanium processing assets and by $34,000 due to additional Nasdaq listing fees in connection with the issuance of common shares.

         Professional services for the year ended December 31, 2000 increased over the comparable period of 1999 due to legal costs associated with patent reviews and trademark filings related to the titanium processing technology, and consulting costs for marketing and production management related to TiO2 nanoparticle products.

         We are depreciating the costs of the titanium processing technology and titanium processing assets acquired from BHP at approximately $61,000 per month. This amount (approximately $732,000 for the year ended December 31, 2000) represents the increase in depreciation expense for the year ended December 31, 2000 over the same period in 1999.

         The purchase price for the titanium processing technology and titanium processing assets was 15,000,000 Australian dollars ("AUDS") (U.S. $9,625,500) and was payable in four equal installments. The first installment was paid at closing in November 1999, the second and third installments were paid on May 12, 2000 and the remaining payment was paid on August 1, 2000. Since the purchase price was payable in Australian dollars, the liability to BHP was subject to exchange rate fluctuations. From December 31, 1999 to March 31, 2000, the
American dollar strengthened significantly against the Australian dollar, resulting in a gain on foreign exchange of approximately $559,000. From April 1, 2000 through June 30, 2000, the American dollar strengthened further, resulting in a gain on foreign exchange of approximately $237,000. When the final payment was paid on August 1, 2000, an additional foreign exchange gain of approximately $69,000 was realized, resulting in a total foreign exchange gain on the purchase of the titanium processing technology and titanium processing assets of approximately $865,000 for the year ended December 31, 2000.

         Interest on long-term debt increased by $79,000 in the year ended December 31, 2000 over the comparable period of 1999 due to interest paid in connection with the rescheduling of the second installment due BHP from February 15, 2000 to May 15, 2000. It further increased by $129,000 due to interest charges associated with a $7,000,000 Asset-Backed Exchangeable Term Note which we entered into in December 2000 (see "Liquidity and Capital Resources" for discussion of this note).

         Interest income in 2000 decreased from 1999 as we had lower cash balances available for investment during most of the year.

Fiscal Year 1999 vs. 1998

         Prior to the acquisition of the titanium processing technology and titanium processing assets, our principal business activities centered around the exploration of the Tennessee mineral property and development of the jig. During 1998, we increased the amount of testing and development work on the Series 30/16 Jig, began testing of potential new applications for it, initiated the preliminary design work for a larger capacity jig, and increased our exploration efforts in Tennessee. In order to support this higher level of activity, we increased the number of employees in our Reno, Nevada office from four to eight personnel and expanded into new leased office space. The full-year effect of the costs associated with this additional staffing and office space are reflected in increased research and development expenses and general and administrative expenses in 1999.

         Mineral exploration and development costs decreased by approximately $80,000 in 1999 due to a reduction in the exploration expenditures in the Little Benton area of the Tennessee mineral property. We explored the Little Benton area in 1998, incurring costs for sampling and other test work, and discovered an indicated heavy mineral resource.

         In 1998, we completely amortized the balance of costs associated with certain jig license agreements. As a result, depreciation and amortization expense declined in 1999 from 1998.

         In August 1998, we redeemed $2,250,000 of convertible debentures, incurring a redemption premium of $193,256. Interest expense in 1998 includes approximately $927,000 related to the convertible debentures. Of this amount,
$390,000 represents premium and accretion on conversions of convertible debentures and $537,000 represents issuance costs written off as a result of the redemption of the debentures.

         Interest income declined in 1999 from 1998 as a result of the redemption of the convertible debentures which decreased cash balances available for investment.

         We incurred a $161,000 loss on foreign exchange in 1999 in connection with the purchase of the titanium processing technology and titanium processing assets. The purchase price was stated in Australian dollars, which strengthened in relation to U.S. dollars from the date of the purchase through December 31, 1999.

         In connection with our acquisition of the rights to the Altair Centrifugal Jig, we assumed certain liabilities associated with the jig. During 1999 and 1998, we extinguished certain of such accounts payable and notes payable at less than the book amounts of such debt. The net of such forgiveness of debt was $67,442 in 1999, and $25,805 in 1998, with neither amount having a material effect on earnings per share.

Liquidity and Capital Resources.

         We have earned no revenues from operations and have incurred recurring losses. At December 31, 2000, our accumulated deficit was $21,606,378, or an increase of $5,914,474 over the accumulated deficit at December 31, 1999. This increase was due to the net loss for the year.

         Our cash and short-term investments increased from $153,580 at December 31, 1999 to $3,585,729 at December 31, 2000, principally as a result of two financing transactions which are described below.

         On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Among certain other covenants, we have agreed to maintain a letter of credit in favor of the investor in an amount equal to 57.15% of the principal balance of the Note until certain conditions are met, after which the required amount will be reduced to 50% of the principal balance of the Note. The letter of credit is currently secured by cash proceeds from issuance of the Note equal to the face amount of the letter of credit. Such cash proceeds are reflected as restricted cash in the Consolidated Balance Sheets.

         The Note is in the principal amount of $7,000,000 and bears interest at a rate of 10% per annum. Under the Note, we are required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest (the "Monthly Payment Amount"). The
Note is due and payable in full on December 15, 2003.

         We may redeem the Monthly Payment Amount in cash. In addition, we may pay accrued interest in cash at any time throughout the term and may prepay the
Note in $250,000 increments at any time throughout the term at a price equal to 115% of the sum of outstanding principal and accrued interest.

         If we elect not to redeem the Monthly Payment Amount, on each due date, the holder of the Note automatically will receive the right to exchange (immediately or at any later date during the term) the Monthly Payment Amount into common shares at the applicable "Exchange Price." The Exchange Price for any date is the lesser of (a) a fixed exchange price of $3.00 as adjusted, or
(b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised. The Note is secured by a pledge of the intellectual property and common stock of Altair Technologies, Inc., and by a pledge of the common stock of Mineral Recovery Systems, Inc.

         On March 31, 2000, we and a private equity fund entered into a Common Stock Purchase Agreement and related agreements, pursuant to which the equity fund purchased 1,251,303 Common Shares of the Company for an aggregate purchase price of $6,000,000; however, the number of shares received by the equity fund in exchange for $6,000,000 was subject to "repricing" adjustments if the lowest average closing price for any ten days during each of four 30-day "repricing" periods did not meet a certain threshold. Prior to December 15, 2000, the equity fund repriced 750,782 of the initial shares it purchased under the Common Stock Purchase Agreement and received an additional 1,003,626 Common Shares.

         Pursuant to an Assignment and Agreement dated December 15, 2000, in exchange for $1,650,000, the equity fund transferred all of its remaining rights under the Common Stock Purchase Agreement, including its right to reprice the remaining 500,521 of the initial 1,251,303 shares, to the investor that purchased the Note. On December 15, 2000, pursuant to the Securities Purchase Agreement, the investor that purchased the Note exercised its right to reprice approximately 70,928 of the initial shares and received 247,678 Common Shares. Simultaneously with such exercise, in exchange for approximately $1,650,000, the investor terminated all remaining rights under the Common Stock Purchase Agreement, including all remaining repricing rights.

         During 2000, we paid the remaining $7,363,600 due BHP in connection with the purchase of the titanium processing technology and titanium processing assets.

         At December 31, 2000, we had unrestricted cash and cash equivalents of $1,335,729, an amount which, together with $561,300 of stock subscriptions receivable at December 31, 2000 that were collected during the first quarter of 2001, is sufficient to fund the Company's basic operations through June 30, 2001. In connection with the issuance of the Note, we are required to file a registration statement registering the common shares which may be exchanged under the Note. We are also required to maintain a letter of credit in favor of the lender in an amount equal to 57% of the Note balance, reducing to 50% when the registration statement is effective and the market price of our common shares closes at or above $2.25 for five consecutive days. After the registration statement is effective, and as payments are made on the Note, we have the right to draw against the restricted cash securing the letter of credit as long as the letter of credit amount meets the specified percentage of the Note balance. We presently anticipate that the Monthly Payment Amount will be satisfied through the exchange of common shares during the year 2001 and that draws against the restricted cash, together with cash from anticipated revenues and potential sales of common stock, will be sufficient to fund operations during the remainder of the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Under the Note, we are required to make monthly payments in the principal amount of $291,667 plus accrued interest. If we do not make such monthly payment in cash by the 15th of each month, the holder of the Note has the right to exchange the monthly payment amount into common shares at the applicable exchange price. The exchange price for any date is the lesser of (a) a fixed exchange price of $3.00, subject to adjustment, and (b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised.

         If the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised is less than the $3.00 (or the adjusted fixed exchange price), the number of shares issuable upon exchange of the monthly payment amount increases significantly as the market price of our common shares declines. A decline in the market price of our common shares could be caused or exacerbated by the exchange of the monthly payment amount and subsequent sale of the common shares issuable upon such exchange. A decline in the market price of our common shares could also encourage short sales on the part of the holder of the Note or others, which short sales could further depress the market price of our common shares. The exchange of the Note may cause substantial dilution to existing shareholders.

         In order to illustrate the relationship between the market price of our common shares and the number of common shares issuable upon exchange of the monthly payment amounts on the Note, the following table sets forth how many additional common shares would be issued upon exchange of the entire exchangeable amount of the Note if the average of the lowest three daily trading prices during the 15 trading days ending on the day before an exchange rate is exercised were (a) $3.00 or greater, (b) $2.50 per share, (c) $2.00 per share,
(d) $1.00 per share, and (e) $.50 per share. Such prices are selected for illustration purposes only and do not reflect our actual estimate of the average of the lowest three daily trading prices during any 15 trading day period. For purposes of the following table, we assume, among other things, that shareholder approval is obtained for the issuance of the Note, that no principal or interest is redeemed with cash or prepaid, that all exchange rights are exercised on the date of accrual and that no penalties or premiums are required to be paid.

         Shares issuable upon exchange of the total amount exchangeable under the Exchangeable Term Note if the average of the lowest three daily trading prices of the common shares ending on the day before an exchange rate is exercised is as follows:

$3.00 or Greater      $2.50            $2.00            $1.00          $.50
----------------      -----            -----            -----          ----
   2,576,388        3,091,666        3,864,583        7,729,166     15,458,332

Item 8.  Financial Statements and Supplementary Data.

         The financial statements required by this Item appear on pages F-1 through F-18 of this Form 10-K.

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


                                                      PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents Filed

         1.  Financial   Statements.   The  following   Consolidated   Financial
Statements of the Company and Auditor's Reports are filed as part of this Annual Report on Form 10-K:

         o   Independent   Auditors'   Report  of   McGovern   Hurley,   Hurley,
             Cunningham, LLP

         o   Independent Auditors' Report of Deloitte & Touche LLP

         o   Consolidated Balance Sheets, December 31, 2000 and 1999

         o Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2000 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2000

         o Consolidated Statements of Shareholders' Equity from April 9, 1973 (Date of Inception) to December 31, 2000

         o Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2000

         o   Notes to Consolidated Financial Statements

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

                                                                      Incorporated by reference to Amendment No. 1
          3.1.2     Amendment to Articles of  Incorporation  of       To Registration Statement on Form 10-SB filed
                    the Registration dated November 6, 1996           With the Commission on December 23, 1996.

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

                                                                      Incorporated by reference to the Company's
            4.3     Form of Doral Warrant                             Current Report on Form 8-K filed with the
                                                                      Commission on December 26, 2000.

                                                                      Incorporated by reference to the Company's
            4.4     Asset-backed  Exchangeable Term Note              Current Report on Form 8-K filed with the
                    dated December 15, 2000                           Commission  on December 26, 2000.

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



                    Asset Purchase and Sale Agreement dated
                    November 15, 1999,  between  the  Company         Incorporated by reference to the Company's
           10.7     and BHP Minerals International Inc                Current Report on Form 8-K filed with the
                                                                      Commission on November 19, 1999.

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

          10.13     Research Agreement dated August 1, 2000           Filed herewith.

             23     Auditor's Consent                                 Filed herewith.

             24     Power of Attorney                                 Included on the Signature Page hereof.

         (b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on December 26, 2000, in which it reported (i) the issuance of a $7 million Asset-Backed Exchangeable Term Note together with a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00, and (ii) the assignment and termination of repricing rights under a March 31, 2000 Common Stock Purchase Agreement.

         (c)      Exhibits

                  Exhibits to this Report are attached following page F-19 hereof.

         (d)      Financial Statement Schedule

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2001.

                                    ALTAIR INTERNATIONAL INC.


                                    By: /s/ William P. Long
                                    ----------------------------------------
                                            William P. Long,
                                            President, Chief Executive Officer


                                               ADDITIONAL SIGNATURES


     Signature                        Title                              Date

/s/ William P. Long             President and Chief Executive         April 15, 2001
---------------------------
William P. Long                 Officer and Director (Principal
                                Executive Officer)


/s/ Edward Dickinson            Chief Financial Officer
Edward Dickinson                (Principal Financial and              April 15, 2001
                                Accounting Officer)


/s/ James I. Golla*             Secretary and Director                April 15, 2001
---------------------------
James I. Golla


/s/ George Hartman*             Director                              April 15, 2001
---------------------------
George Hartman


/s/ Robert Sheldon*             Director                              April 15, 2001
---------------------------
Robert Sheldon


* By: /s/ William P. Long
      -------------------------------------
          William P. Long, Attorney-in-Fact

     ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
     (AN EXPLORATION STAGE COMPANY)

     Consolidated Financial Statements as of December 31, 2000 and 1999 and for Each of the Three Years in the Period Ended December 31, 2000 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2000 and Independent Auditors' Report
altair international, inc. and subsidiaries
(An Exploration Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                               Page

INDEPENDENT AUDITORS' REPORTS                                                                  F-1-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, December 31, 2000 and 1999                                        F-3

  Consolidated  Statements  of  Operations  for Each of the  Three  Years in the
    Period Ended December 31, 2000 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2000                                                     F-4

  Consolidated Statements of Shareholders' Equity for the Period from April 9, 1973
    (Date of Inception) to December 31, 2000                                                 F-5-6-7

  Consolidated  Statements  of Cash  Flows  for Each of the  Three  Years in the
    Period Ended December 31, 2000 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2000                                                     F-8

Consolidated  Statements of Cash Flows for Each of the Three Years in the Period
    Ended December 31, 2000 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2000                                                     F-9

Notes to Consolidated Financial Statements                                                   F-10-19

Letterhead of McGovern, Hurley, Cunningham, LLP]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
Altair International Inc.


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Altair International Inc. and subsidiaries (a development stage company) for the period from April 9, 1973 (date of inception) to December 31, 1997 (these financial statements are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Altair International Inc. and subsidiaries (a development stage company) for the period from April 9, 1973 (date of inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing mineral processing equipment, producing titanium dioxide products, and exploring and developing mineral properties. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a gong concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We consent to the incorporation by reference of this report in the Registration Statements on Form S-3, file Nos. 333-54092, 333-36462 and 333-45511 and the Registration Statements on Form S-8, file Nos. 333-64495 and 333-33481 filed by Altair International Inc.


                                               McGOVERN, HURLEY CUNNINGHAM, LLP

                                       By: /s/ McGovern, Hurley Cunningham, LLP
                                           ------------------------------------
                                               McGovern, Hurley Cunningham, LLP
                                               Chartered Accounts

TORONTO, Canada
February 17, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Altair International, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Altair International, Inc. (an exploration stage company) and subsidiaries (collectively referred to as the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, and for the period from April 9, 1973 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the period from April 9, 1973 (date of inception) to December 31, 1997 were audited by other auditors whose report, dated February 17, 2000 expressed an unqualified opinion on those statements. The other auditors' report has been furnished to us and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from April 9, 1973 (date of incorporation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing mineral processing equipment, producing titanium dioxide products, and exploring and developing mineral properties. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



By: /s/ DELOITTE & TOUCHE LLP
-----------------------------
        DELOITTE & TOUCHE LLP




Salt Lake City, Utah
March 30, 2001

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

ASSETS                                                                2000            1999
                                                              ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,335,729    $    153,580
  Restricted cash                                                2,250,000            --
  Other current assets                                             390,351       1,492,786
                                                              ------------    ------------
           Total current assets                                  3,976,080       1,646,366

RESTRICTED CASH                                                  1,750,000            --

PROPERTY AND EQUIPMENT, Net                                      6,601,917       7,093,569

PATENTS AND RELATED EXPENDITURES, Net                            4,111,740       4,625,913

OTHER ASSETS                                                       212,033            --
                                                              ------------    ------------

TOTAL ASSETS                                                  $ 16,651,770    $ 13,365,848
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $    158,642    $    214,483
  Notes payable - current portion                                3,500,004       7,363,600
  Capital lease obligations - current portion                       24,763            --
  Deferred revenue                                                  57,957            --
                                                              ------------    ------------
           Total current liabilities                             3,741,366       7,578,083
                                                              ------------    ------------
NOTES PAYABLE, Long-term portion                                 2,687,181            --
                                                              ------------    ------------
CAPITAL LEASE OBLIGATIONS, Long-term portion                         2,312            --
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 3, 6, 7, 8, 9, 10, and 12)

SHAREHOLDERS' EQUITY:
  Common stock, no par value, unlimited shares authorized;
    19,325,488 and 15,474,915 shares issued and outstanding
    at December 31, 2000 and 1999                               32,388,589      21,479,669
  Stock subscription receivable                                   (561,300)           --
  Deficit accumulated during the development stage             (21,606,378)    (15,691,904)
                                                              ------------    ------------
           Total shareholders' equity                           10,220,911       5,787,765
                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 16,651,770    $ 13,365,848
                                                              ============    ============

              See notes to the consolidated financial statements.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                 Period
                                                                                                 April 9, 1973
                                                                                                 (Date of
                                                                                                 Inception) to
                                                                Year Ended December 31,          December 31,
                                                         2000            1999            1998            2000

REVENUES                                                 None            None            None            None
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Mineral exploration and development            $  1,217,966    $    714,893    $    793,249    $  4,987,888
  Research and development                          1,555,472         354,462         259,630       2,569,505
  Professional services                               366,275         252,337         236,549       1,970,824
  General and administrative expenses               2,271,250       1,899,759       1,867,420       9,022,836
  Depreciation and amortization                     1,236,404         508,083         685,593       3,379,206
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                 6,647,367       3,729,534       3,842,441      21,930,259
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                6,647,367       3,729,534       3,842,441      21,930,259
                                                 ------------    ------------    ------------    ------------
OTHER (INCOME) EXPENSE:
  Interest expense                                    215,216           1,966         959,612       1,502,874
  Interest income                                     (83,440)       (134,811)       (335,037)       (664,860)
  (Gain) loss on foreign exchange                    (864,669)        160,619          17,109        (559,179)
                                                 ------------    ------------    ------------    ------------
           Total other (income) expense, net         (732,893)         27,774         641,684         278,835
                                                 ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEMS                     5,914,474       3,757,308       4,484,125      22,209,094
                                                 ------------    ------------    ------------    ------------
EXTRAORDINARY ITEMS:
  (Gain) on forgiveness of debt                          --           (67,442)        (25,805)       (795,972)
  Loss on redemption of convertible debentures           --                           193,256         193,256
                                                 ------------    ------------    ------------    ------------
           Total extraordinary items                     --           (67,442)        167,451        (602,716)
                                                 ------------    ------------    ------------    ------------
NET LOSS                                         $  5,914,474    $  3,689,866    $  4,651,576    $ 21,606,378
                                                 ============    ============    ============    ============
LOSS BEFORE EXTRAORDINARY ITEMS
  PER COMMON SHARE:
     Basic and diluted                           $       0.31    $       0.24    $       0.30    $       1.57

EFFECT OF EXTRAORDINARY ITEMS ON
  EARNINGS PER SHARE:
     Basic and diluted                                   0.00           (0.01)           0.01           (0.04)
                                                 ------------    ------------    ------------    ------------

LOSS PER COMMON SHARE -
  Basic and diluted                              $       0.31    $       0.23    $       0.31    $       1.53
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE SHARES -
  Basic and diluted                                19,326,960      15,472,075      15,175,743      14,174,620
                                                 ============    ============    ============    ============

              See notes to the consolidated financial statements.

ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                        Accumulated
                                                     Common Stock          Stock        During the
                                                              Stated    Subscription    Development
                                                 Shares       Amount     Receivable       Stage          Total
                                               ----------   ----------   ----------    ----------    ----------
APRIL 9, 1973 (DATE OF INCEPTION)                    None         None         None          None          None

Common stock issued                               101,668   $  387,073   $     --             $-    $  387,073
Net loss                                             --           --           --        (361,572)     (361,572)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1984                       101,668      387,073         --        (361,572)       25,501

Common stock issued                                40,000      240,770         --            --         240,770
Common stock issued for management fees             1,280        7,004         --            --           7,004
Net loss                                             --           --           --         (78,606)      (78,606)
                                               ----------   ----------   ----------    ----------    ----------

BALANCE,  DECEMBER 31, 1985                       142,948      634,847         --        (440,178)      194,669

Common stock issued for property                    3,333       18,058         --            --          18,058
Acquisition of subsidiary                         780,000       44,551         --            --          44,551
Common stock issued for underwriter bonus           4,000            1         --            --               1
Net loss                                             --           --           --        (210,667)     (210,667)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1986                       930,281      697,457         --        (650,845)       46,612

Common stock issued for property                    6,667        8,027         --            --           8,027
Flow through shares                               298,650      463,301         --            --         463,301
Common stock issued for rights offering           257,822      253,947         --            --         253,947
Net loss                                             --           --           --        (696,642)     (696,642)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1987                     1,493,420    1,422,732         --      (1,347,487)       75,245

Common stock issued for services                   16,667       14,592         --            --          14,592
Common stock issued                                16,667       14,592         --            --          14,592
Common stock issued in settlement of debt         233,333       51,073         --            --          51,073
Net loss                                             --           --           --        (149,316)     (149,316)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1988                     1,760,087    1,502,989         --      (1,496,803)        6,186

Common stock issued                               127,500       75,058         --            --          75,058
Common stock issued in settlement of lawsuit       41,667       22,800         --            --          22,800
Net loss                                             --           --           --        (151,372)     (151,372)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1989                     1,929,254    1,600,847         --      (1,648,175)      (47,328)
                                               ----------   ----------   ----------    ----------    ----------

                                                                                                     (Continued)

ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                          Accumulated
                                                      Common Stock           Stock        During the
                                                                Stated    Subscription    Development
                                                   Shares       Amount     Receivable        Stage          Total
                                               -----------   -----------   -----------    -----------    -----------
BALANCE,  DECEMBER 31, 1989                      1,929,254   $ 1,600,847   $      --      $(1,648,175)   $   (47,328)

Common stock issued                                133,333       218,882          --             --          218,882
Exercise of stock options                           33,333        18,240          --             --           18,240
Common stock issued for property                    11,666        11,674          --             --           11,674
Common stock issued for services                    13,333        21,888          --             --           21,888
Net loss                                              --            --            --         (230,125)      (230,125)
                                               -----------   -----------   -----------    -----------    -----------
BALANCE,  DECEMBER 31, 1990                      2,120,919     1,871,531          --       (1,878,300)        (6,769)

Common stock issued                                266,667       196,994          --             --          196,994
Common stock issued for property                    28,333        17,146          --             --           17,146
Net loss                                              --            --            --         (258,209)      (258,209)
                                               -----------   -----------   -----------    -----------    -----------

BALANCE,  DECEMBER 31, 1991                      2,415,919     2,085,671          --       (2,136,509)       (50,838)

Common stock issued                              1,086,753       443,237          --             --          443,237
Common stock issued for property                   115,000        49,249          --             --           49,249
Common stock issued for settlement of debt          55,177        24,155          --             --           24,155
Net loss                                              --            --            --         (353,665)      (353,665)
                                               -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1992                       3,672,849     2,602,312          --       (2,490,174)       112,138

Common stock issued                                 48,000        36,393          --             --           36,393
Common stock issued for property                    46,667        55,012          --             --           55,012
Net loss                                              --            --            --         (193,323)      (193,323)
                                               -----------   -----------   -----------    -----------    -----------

BALANCE,  DECEMBER 31, 1993                      3,767,516     2,693,717          --       (2,683,497)        10,220

Common stock issued                                600,000       131,329          --             --          131,329
Common stock issued for shares of subsidiary       750,000       257,187          --             --          257,187
Common stock issued for royalties                   83,333        33,641          --             --           33,641
Net loss                                              --            --            --         (227,860)      (227,860)
                                               -----------   -----------   -----------    -----------    -----------

BALANCE,  DECEMBER 31, 1994                      5,200,849     3,115,874          --       (2,911,357)       204,517

Common stock issued                              2,700,000       875,529          --             --          875,529
Exercise of stock options                          247,000        53,553          --             --           53,553
Exercise of stock warrants                         350,000       171,458          --             --          171,458
Net loss                                              --            --            --         (424,109)      (424,109)
                                               -----------   -----------   -----------    -----------    -----------

BALANCE,  DECEMBER 31, 1995                      8,497,849     4,216,414          --       (3,335,466)       880,948
                                               -----------   -----------   -----------    -----------    -----------

                                                                                                         (Continued)

ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                                Accumulated
                                                  Common Stock                     Stock        During the
                                                                   Stated       Subscription    Development
                                                   Shares          Amount        Receivable         Stage           Total
                                                ------------    ------------    ------------    ------------    ------------
BALANCE,  DECEMBER 31, 1995                        8,497,849    $  4,216,414    $       --      $ (3,335,466)   $    880,948

Common stock issued                                  554,027       1,637,307            --              --         1,637,307
Exercise of stock options                            702,000         526,850            --              --           526,850
Exercise of stock warrants                         3,012,463       2,471,219            --              --         2,471,219
Stock options issued to non-employees                   --           285,503            --              --           285,503
Common stock issued for acquisition of TMI         1,919,957       2,521,469            --              --         2,521,469
Net loss                                                --              --              --        (1,032,903)     (1,032,903)
                                                ------------    ------------    ------------    ------------    ------------
BALANCE,  DECEMBER 31, 1996                       14,686,296      11,658,762            --        (4,368,369)      7,290,393

Exercise of stock options                            362,500       1,530,406            --              --         1,530,406
Stock options issued to non-employees                   --           528,555            --              --           528,555
Stock options issued to employees                       --            62,800            --              --            62,800
Exercise of stock warrants                           443,949       1,038,788            --              --         1,038,788
Net loss                                                --              --              --        (2,982,093)     (2,982,093)
                                                ------------    ------------    ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1997                       15,492,745      14,819,311            --        (7,350,462)      7,468,849

Stock options issued to non-employees                   --           841,944            --              --           841,944
Stock options issued to employees                       --            15,420            --              --            15,420
Common stock cancelled                              (723,065)           --              --              --
Common stock issued for convertible debenture        387,735       3,061,444            --              --         3,061,444
Exercise of stock options                             17,500         113,664            --              --           113,664
Net loss                                                --              --              --        (4,651,576)     (4,651,576)
                                                ------------    ------------    ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1998                       15,174,915      18,851,783            --       (12,002,038)      6,849,745

Stock options issued to non-employees                   --           765,386            --              --           765,386
Common stock issued                                  300,000       1,862,500            --              --         1,862,500
Net loss                                                --              --              --        (3,689,866)     (3,689,866)
                                                ------------    ------------    ------------    ------------    ------------

BALANCE,  DECEMBER 31, 1999                       15,474,915      21,479,669            --       (15,691,904)      5,787,765

Stock options issued to non-employees                   --           424,063            --              --           424,063
Stock subscription receivable                           --              --          (561,300)           --          (561,300)
Stock warrants issued                                   --         1,245,050            --              --         1,245,050
Exercise of stock options                             71,300         335,778            --              --           335,778
Common stock issued                                3,779,273       8,904,029            --              --         8,904,029
Net loss                                                --              --              --        (5,914,474)     (5,914,474)
                                                ------------    ------------    ------------    ------------    ------------

BALANCE,  DECEMBER 31, 2000                       19,325,488    $ 32,388,589    $   (561,300)   $(21,606,378)   $ 10,220,911
                                                ------------    ------------    ------------    ------------    ------------

                                                                                                                 (Concluded)

                See notes to consolidated financial statements.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                       Period
                                                                                                       April 9, 1973
                                                                                                       (Date of
                                                                                                       Inception) to
                                                                    Year Ended December 31,            December 31,
                                                               2000           1999            1998            2000
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                             $ (5,914,474)   $ (3,689,866)   $ (4,651,576)   $(21,606,378)
  Adjustments to reconcile net loss to net cash used
    in development activities:
    Depreciation and amortization                         1,236,404         508,083         685,593       3,379,206
    Shares issued for services                                 --              --              --            99,926
    Shares issued for settlement of debt                       --              --              --            75,228
    Shares issued for property                                 --              --              --           159,166
    Issuance of stock options to non-employees              424,063         765,386         841,944       2,845,451
    Issuance of stock options to employees                     --              --            15,420          78,220
    Issuance of stock warrants                              420,182            --              --           420,182
 Amortization of discount on note payable                    12,052            --              --            12,052
 Loss on redemption of convertible debenture                   --              --           193,256         193,256
    Gain on forgiveness of debt                                --           (67,442)        (25,805)       (795,972)
    Loss on disposal of fixed assets                           --              --             1,945           1,945
    Loss (gain) on foreign currency translation            (864,669)        160,619          17,109        (559,179)
    Deferred financing costs written off                       --              --           515,842         515,842
    Changes in assets and liabilities
       (net of effects of acquisition):
      Restricted cash                                    (4,000,000)           --              --        (4,000,000)
      Other current assets                                  990,579         172,512         (95,182)      1,690,601
      Other assets                                         (169,606)           --            10,189        (169,606)
      Accounts payable and accrued liabilities              (75,161)         48,734          65,194        (110,572)
      Deferred revenue                                       57,957            --              --            57,957
                                                       ------------    ------------    ------------    ------------
           Net cash used in development activities       (7,882,673)     (2,101,974)     (2,426,071)    (17,712,675)
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Asset acquisition (see Note 3)                               --        (2,422,417)           --        (2,422,417)
  Purchase of property and equipment                       (226,612)       (207,048)       (146,213)     (1,136,379)
  Purchase of patents and related expenditures                 --           (76,135)       (169,804)     (1,888,120)
                                                       ------------    ------------    ------------    ------------
           Net cash used in investing activities           (226,612)     (2,705,600)       (316,017)     (5,446,916)
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares for cash, net of share
    issue costs                                           8,904,029       1,862,500            --        15,523,659
  Issuance of convertible debenture                            --              --              --         5,000,000
  Proceeds from exercise of stock options                   335,778            --           113,664       2,578,491
  Proceeds from exercise of warrants                           --              --              --         3,903,995
  Issuance of notes payable                               7,000,000            --              --         7,000,000
  Payment of notes payable                               (6,498,931)         (6,191)       (177,563)     (6,810,445)
  Purchase of call options                                 (449,442)           --              --          (449,442)
  Redemption of convertible debentures                         --              --        (2,250,938)     (2,250,938)
                                                       ------------    ------------    ------------    ------------
           Net cash provided by (used in)
             financing activities                         9,291,434       1,856,309      (2,314,837)     24,495,320
                                                       ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    1,182,149      (2,951,265)     (5,056,925)      1,335,729
CASH AND CASH EQUIVALENTS, Beginning of period              153,580       3,104,845       8,161,770            None
                                                       ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, End of period               $  1,335,729    $    153,580    $  3,104,845    $  1,335,729
                                                       ============    ============    ============    ============

                                                                                                          (Continued)

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998,
AND THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------
                                             Year Ended December 31,
                                        ---------------------------------
                                         2000        1999         1998

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                $85,929      $1,966       $32,165
                                        =======      ======       =======
  Cash paid for income taxes              None        None          None
                                        =======      ======       =======




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2000:

o We entered into a capital lease obligation of $46,395 for laboratory equipment.

o We issued 1,003,626 shares of common stock as part of a repricing agreement (see Note 9).

o We recorded a stock subscription receivable for 165,000 shares of common stock with an investor.

o In conjunction with the Doral 18, LLC note (see Note 6), we issued warrants to purchase 350,000 common shares at $3.00 per share. The warrants had an estimated fair value of $824,900.

For the year ended December 31, 1999:

o On November 16, 1999, we acquired certain assets from BHP Minerals International, Inc. Liabilities assumed in the acquisition are as follows:

          Fair value of assets purchase                   $9,625,500
          Cash paid                                          None
                                                          ----------
          Note payable denominated in U.S.
            dollars (15,000,000 Austrailian dollars)      $9,625,500

For the year ended December 31, 1998:

o Convertible debentures having a principal amount of $2,750,000 and accrued interest of $66,528 were converted into 387,735 shares of common stock with a fair market value of $3,061,444.

See notes to consolidated financial statements.                      (Concluded)

ALTAIR INTERNATIONAL INC. and subsidiaries
(An Exploration Stage Company)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business - Altair International Inc. is incorporated in the province of Ontario, Canada and is engaged in the business of (1) producing titanium dioxide products, (2) exploring and developing mineral properties in the United States, and (3) developing mineral processing equipment for use in the recovery of fine and heavy mineral particles, including titanium, zircon, gold and environmental contaminants. Our authorized capital stock is comprised of an unlimited number of common shares with no par value.

     Prior to fiscal year 1998, we prepared our financial statements in accordance with accounting principles generally accepted in Canada. Due to substantially all of our operations being located in the United States, we have elected to present our financial statements in accordance with accounting principles generally accepted in the United States of America.

     Principles of Consolidation - The consolidated financial statements include the accounts of Altair International Inc. and its subsidiaries which include (1) Mineral Recovery Systems, Inc. (MRS), (2) Fine Gold Recovery Systems, Inc.
(FGRS), (3) Altair Technologies, Inc. (ATI), (4) California Recovery Systems, Inc. (CRS), (5) Tennessee Valley Titanium, Inc. (TVT), and (6) 660250 Ontario Limited (OL) (collectively referred to as the "Company"), all of which are 100% owned. Intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation - Our accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated statements of operations, we have not yet achieved profitable operations. We incurred a net loss of $5,914,474, $3,689,866, and $4,651,576 for the years ended December 31, 2000, 1999, and 1998, respectively, and a cumulative loss of $21,606,378 for the period April 9, 1973 (date of inception) to December 31, 2000. In addition, development of the titanium processing technology, the Tennessee mineral property, and the centrifugal jig will require additional financing or capital to bring these assets into commercial operation. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

     Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to develop commercially viable products and processes and then attain successful operations. We are in the process of developing the titanium processing technology, the Tennessee mineral property, and the centrifugal jig. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of a $7 million term note as discussed in Note 6. Additional funds will be required to complete development activities. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

     Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

            Furniture and office  equipment         3 - 7 years
            Vehicles                                5 years
            Centrifugal jig equipment               7 years
            Jig testing equipment                   7 years
            Pigment production equipment            5 - 10 years

     Patents and Related Expenditures - Patents related to the pigment production technology and centrifugal jig technology are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from 3 to 17 years.

     Exploration - Expenditures incurred in the search for mineral deposits and the determination of the commercial viability of such deposits are charged to expense as incurred.

     Research  and   Development   Expenditures   -  Research  and   development
expenditures are charged to expense as incurred.

     Foreign Currency Translation - Asset and liability accounts, which are originally recorded in the appropriate local currencies, are translated into U.S. dollars at year-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. Transaction gains and losses are included in the accompanying consolidated statements of operations. Foreign operations for the three years ended December 31, 2000 are immaterial. Substantially all of our assets are located in the United States of America.

     Stock-Based Compensation - We have elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation.

     Long-Lived Assets - We evaluate the carrying value of long-term assets including intangibles when events or circumstance indicate the existence of a possible impairment, based on current and anticipated undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value.

     Net Loss Per Common Share - Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The existence of stock options, warrants, and convertible debentures affects the calculation of loss per share on a fully diluted basis. When a net loss is reported, the number of shares used for basic and diluted net loss per share is the same since the effect of including the additional common stock equivalents would be antidilutive. During the three years in the period ended December 31, 2000, because the exercise price of the options and warrants (see Note 7) was equal to or greater than the fair market value of the stock, the warrants and options would be antidilutive and excluded from fully diluted loss per share. See Notes 8 and 9 for a summary of convertible securities that potentially could effect the fully diluted loss per share.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and established standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. We adopted the standard on January 1, 2001. The adoption of SFAS No. 133 did not have any effect on us.

     On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect that the adoption of this statement will have a material impact on our financial statements.

     Effective the fourth quarter of fiscal year 2000, we adopted Staff Accounting Bulletin (SAB) 101. The adoption of this standard had no effect on our consolidated financial statements.

     Comprehensive Income - We classify components of other comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income as a separate component of shareholders' equity in the consolidated balance sheets. Foreign operations for the three years in the period ended December 31, 2000 which would result in a translation adjustment to be reported as other comprehensive income or loss are immaterial. Accordingly, there were no other components of comprehensive income other than the net loss.

     Deferred Income Taxes - We use an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all deferred tax assets.

     Extraordinary  Items - As a result of a 1994  merger  with  TransMar,  Inc.
(TMI), FGRS assumed all of TMI's liabilities. During 1999, 1998, and 1996, FGRS extinguished certain of TMI's liabilities at less than the recorded amounts of such debt. The forgiveness of debt totaled $67,442, $25,805, and $702,725 in 1999, 1998, and 1996, respectively.

     During  1998,  we  redeemed  $2,250,000  of  the  convertible   debentures,
incurring a redemption premium of $193,256.

     Deferred Revenue - We entered into a sales contract with a customer for titanium dioxide nanoparticles under which the total contract amount was prepaid. Product delivery dates are not fixed but are anticipated to be during 2001. We will recognize revenue as the product is shipped.

     Financial Instruments - Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

3.   ACQUISITION OF CERTAIN ASSETS

     On November 16, 1999, we entered into an Asset Purchase and Sale Agreement with BHP Minerals International Inc. (BHP), an Australian company, pursuant to which we purchased all tangible equipment and other assets related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (the "Technology"), in process patent applications and the use of the services of certain BHP personnel involved in the development of the Technology for a period of one year.

     The purchase price for the assets and technology was 15,000,000 Australian dollars (AUD$), or $9,625,500 U.S. dollars (US$), and was payable in four equal installments. The first installment was paid at closing on November 16, 1999, the second and third installments were paid on May 12, 2000 and the remaining installment was paid on August 1, 2000. The installments due in AUD$ were translated into US$ at the date of payment and the related foreign currency gain
(loss) was recorded as other income or expense. We are also required to pay to BHP, until the earlier of (1) November 15, 2014 or (2) the date we have paid an aggregate royalty of 105,000,000 AUD$, a quarterly royalty of from 1.5% to 3% of certain titanium dioxide products produced and 3% of other products sold. As we have not yet entered commercial production with this technology, no royalties are due under this agreement.

     In connection with the Asset Purchase Agreement, we entered into a lease with BHP pursuant to which we lease approximately 20,000 square feet of laboratory and testing space at BHP's testing facility in Reno, Nevada for a monthly rent of $15,000. The lease is subject to automatic renewal for six-month periods at inflation-adjusted rent until terminated by us. The lease grants us a right of first refusal in the event BHP intends to sell the building and property subject to the lease.

     The acquisition was accounted for as a purchase. The assets (consisting of property and equipment, service agreement, and technology) have been recorded at their estimated fair values at the date of acquisition. The amount of the purchase price allocated to property and equipment was $6,568,839, service agreement was $1,538,985, and technology was $1,517,736. The technology is being amortized using the straight-line method over seventeen years, which approximates the remaining life of the patents pending. Subsequent to the acquisition, we applied for four United States patents related to the technology acquired from BHP.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31, 2000 and December 31, 1999:

                                                    2000           1999

            Furniture and office equipment   $    82,582    $    76,228
            Vehicles                             125,031        125,031
            Centrifugal jig equipment            644,632        644,632
            Jig testing equipment                 91,521         45,128
            Pigment production equipment       6,776,286      6,568,839
                                             -----------    -----------
            Total                              7,720,052      7,459,858
)           Less accumulated depreciation     (1,118,135)      (366,289)
                                             -----------    -----------
            Total property and equipment     $ 6,601,917    $ 7,093,569
                                             ===========    ===========

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 totaled $751,846, $169,234, and $76,934, respectively.

5.   PATENTS AND RELATED EXPENDITURES

     Patents and related expenditures consisted of the following at December 31, 2000 and December 31, 1999:

                                                         2000           1999

         Pigment production patent applications   $ 1,523,670    $ 1,553,286
         Centrifugal jig patents                    4,210,987      4,223,800
         Royalty agreement                            424,881        424,881
         Mineral recovery technology rights           243,000        243,000
                                                  -----------    -----------
                                                    6,402,538      6,444,967
         Less accumulated amortization             (2,290,798)    (1,819,054)
                                                  -----------    -----------
         Total patents and related expenditures   $ 4,111,740    $ 4,625,913
                                                  ===========    ===========

6.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable consisted of the following at December 31, 2000 and 1999:

                                                                          2000           1999

         Note payable to Doral 18, LLC                             $ 7,000,000           --
         Note payable to BHP Minerals International, Inc.
           (amount reported herein is reflected in U.S. dollars;
           however, actual payments were made in Australian
           dollars)                                                       --      $ 7,363,600
                                                                   -----------    -----------
         Total                                                       7,000,000      7,363,600
         Less current portion                                       (3,500,004)    (7,363,600)
         Less discount resulting from allocation
           of debt proceeds to warrant                                (812,815)          --
                                                                   -----------    -----------
         Long-term portion of notes payable                        $ 2,687,181           None
                                                                   ===========    ===========

     On December 15, 2000, pursuant to a securities purchase agreement, we sold to Doral 18, LLC a $7 million 10% Asset-Backed Exchangeable Term Note (the Note) and warrants to purchase 350,000 common shares (the "Common Shares") at $3.00 per share. At the same time, we acquired call options on 247,678 shares of our common stock held by Doral 18, LLC (see Note 9).

     Net proceeds of $4 million from the Note were placed in a restricted bank account to secure a letter of credit and are scheduled to be released as principal payments are made. Under the Note, we are required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest. The Note is due and payable in full on December 15, 2003.

     We may redeem the monthly payment amounts in cash at any time throughout the term of the Note and may prepay the Note in $250,000 increments at any time at a price equal to 115% of the sum of outstanding principal and accrued interest. If we elect not to redeem the monthly payment amount in cash, on each due date, the holder of the Note automatically will receive the right to exchange (immediately or at any later date during the term) the monthly payment amount into common shares at the applicable exchange price. The exchange price for any date is the lesser of (a) a fixed exchange price of $3.00, subject to adjustment, and (b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised. At its option, the holder of the Note may reduce at fair market value the number of shares subject to the call option described in Note 9 in lieu of receiving shares upon the exercise of exchange rights. Because this is a contingent embedded beneficial conversion feature, no amounts have been allocated to the beneficial conversion feature until the contingency is resolved.

     The Note is secured by a pledge of the equipment, intellectual property and common stock of ATI, and by a pledge of the common stock of MRS.

     The warrants have an exercise price of $3.00, and are exercisable at any time on or before the earlier of (a) December 15, 2005, and (b) the date 60 days after we provide notice to the holder that the market price of the Common Shares has been equal to or greater than $12.00 for five consecutive days. The exercise price is subject to reduction pursuant to a formula set forth in the warrant. The warrants have an estimated fair value of $824,900, as determined using the Black-Scholes pricing model. The proceeds of the debt were allocated between the debt and the warrants based on relative fair values on the date of issuance. The portion allocated to the warrants resulted in a discount on the note payable which is being accreted to interest expense over the term of the debt agreement.

     Upon the occurrence of a default or specified major corporate event, the holder of the Note has the right to exchange the entire principal balance of the Note for common shares. Upon the occurrence of other specified events, we may be required to redeem the monthly payment amount in cash at 120% of face value. As of December 31, 2000, we had no occurrences of default or corporate events.
     We have long-term capital leases related to the acquisition of equipment. Long-term capital lease obligations as of December 31, 2000 are as follows:

         Year ending December 31:
           2001                                         $ 28,235
           2002                                            2,352
                                                        --------
         Subtotal                                         30,587
         Less amounts representing interest               (3,512)
         Less current portion                            (24,763)
                                                        --------
         Total                                          $  2,312
                                                        ========

     At December 31, 2000, the gross book value of equipment under capital leases was $46,395. There were no capital leases at December 31, 1999. The amortization expense associated with these capital leases is included in depreciation expense.

7.   STOCK OPTIONS AND WARRANTS

     Stock Options - We have stock option plans administered by the Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have two- to five-year terms and typically vest over periods ranging from immediately to three years from the date of grant.

     Stock option activity for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                              2000                       1999                      1998
                                        -------------------------- ------------------------- --------------------------
                                                         Weighted                  Weighted                   Weighted
                                                         Average                    Average                   Average
                                                         Exercise                  Exercise                   Exercise
                                             Shares       Price         Shares       Price        Shares       Price
        Outstanding at beginning
          of year                         3,060,000      $ 5.92       1,965,000     $ 6.61        962,500     $ 4.93
        Granted during the year             420,000        3.86       1,550,000       5.74      1,020,000       8.18
        Cancelled                          (450,000)       7.80        (455,000)      8.30          --           --
        Exercised                           (71,300)       4.71           --           --         (17,500)      5.46
                                          ---------      ------       ---------     ------      ---------     ------

        Outstanding at end of year        2,958,700      $ 5.37       3,060,000     $ 5.92      1,965,000     $ 6.61
                                          =========      ======       =========     ======      =========     ======

        Options exercisable at year end   2,153,700      $ 5.45       1,835,000     $ 5.64      1,540,000     $ 6.18
                                          =========      ======       =========     ======      =========     ======

        Weighted average fair value of
          options granted during year                     $ 3.24                    $ 2.83                    $ 5.33
                                                          ======                    ======                    ======


     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                                                  Stock Options
                                              Stock Options Outstanding                            Exercisable
                                     ---------------------------------------------         -----------------------------
                                                        Weighted
                                                         Average       Weighted                              Weighted
                                                        Remaining      Average                               Average
        Range of                         Number        Contractual     Exercise                Number        Exercise
        Exercise Prices                Outstanding    Life (Years)      Price                Exercisable      Price

        $2.00 to $4.00                   670,000           1.5         $ 2.83                   610,000       $ 2.92
        $4.38 to $4.75                   915,000           4.0           4.39                   370,000         4.41
        $4.94 to $7.50                   908,700           2.5           6.64                   853,700         6.75
        $8.00 to $10.00                  465,000           2.6           8.69                   320,000         8.33
                                         -------           ---           ----                   -------         ----
                                       2,958,700           4.6         $ 5.37                 2,153,700       $ 5.45
                                       =========           ===         ======                 =========       ======


     We have elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. Generally stock options are granted at an option price at or greater than fair market value on the date of grant. We recorded compensation expense of $15,420 for stock options granted to employees for which the fair market value exceeded the exercise price of the stock at the grant date for the year ended December 31, 1998. We recorded compensation expense of $424,063, $765,386, and $841,944 for stock options granted to non-employees for the years ended December 31, 2000, 1999, and 1998, respectively.
     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). To estimate compensation expense that would be recognized under SFAS 123, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

                                                                            2000                1999              1998

        Net loss (both basic and diluted):
          As reported                                                $ 5,914,474          $3,689,866       $ 4,651,576
          Pro forma                                                    9,637,609           4,628,960         5,445,728

        Loss per common share (both basic and diluted):
          As reported                                                       0.31                0.23              0.31
          Pro forma                                                         0.50                0.30              0.36


     In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                     2000            1999            1998

        Dividend yield               None            None            None
        Expected volatility            93 %            75 %            77 %
        Risk-free interest rate      6.40 %          5.80 %          5.43 %
        Expected life (years)         4.6             5.0             4.9


     Warrants - As of December 31, 2000, there were 1,883,672 warrants issued and outstanding for the purchase of our common shares. The warrants were issued in conjunction with debt offerings, issuance of common stock, and payment for outside services. The warrants have a weighted average exercise price of $5.175 per share and expire on various dates ranging from March 2002 to January 2006. Most warrants contain provisions whereby the expiration date is accelerated if our common shares close at or above specified prices ranging from $6.00 to $14.00 per share.

8.   CONVERTIBLE DEBENTURES

     On December 29, 1997, we issued $5,000,000 in convertible subordinated debentures due December 29, 2001 (the "Debentures") bearing interest at 5% per annum payable in cash or common shares either annually or upon conversion or maturity, at our discretion. Subject to certain restrictions during the first 180 days after closing, the Debentures were convertible by holders into common shares at a conversion rate equal to the lesser of (a) 92% of the average price of the common shares for the five trading days prior to submission of a notice of conversion by the holder, or (b) $14.36875 per share. The purchasers of the Debentures also received transaction warrants entitling the holders to purchase 75,000 common shares on or before December 29, 1999 at a price of $16.7188 per share. In addition, the placement agent received 105,000 placement warrants entitling the agent to purchase 105,000 common shares at $16.7188 per share on or before December 29, 1999. The proceeds of the debt were allocated between the debt, the warrants and the beneficial conversion feature based upon fair values. The amount allocated to the beneficial conversion feature and warrants was accreted to interest expense in 1998 when the debentures were converted and/or retired.
     During the period May 20, 1998 through July 31, 1998, the holders of the Debentures elected to convert $2,750,000 of the principal amount of the Debentures and $66,528 of accrued interest. These conversions resulted in the issuance of 387,735 common shares. On August 28, 1998, we elected to redeem the remaining $2,250,000 of Debentures using cash previously invested in short-term instruments. The total cash of $2,550,938, required to redeem the Debentures, included a redemption premium of $193,256 and accrued interest of $107,682. In conjunction with this redemption, we wrote off deferred financing costs totaling $515,842.

9.   OTHER TRANSACTIONS

     On March 31, 2000, we entered into a common stock purchase agreement with a private equity fund pursuant to which the equity fund purchased 1,251,303 common shares of Altair for an aggregate purchase price of $6,000,000; however, the number of shares received by the equity fund in exchange for $6,000,000 was subject to repricing adjustments if the lowest average closing price for any ten days during each of four 30-day repricing periods did not meet a certain threshold. Prior to December 15, 2000, the equity fund repriced 750,782 of the initial shares it purchased under the common stock purchase agreement and received an additional 1,003,626 common shares.

     Pursuant to an assignment and agreement dated December 15, 2000, the equity fund referred to in the preceding paragraph transferred all of its remaining rights under the common stock purchase agreement, including its right to reprice the remaining 500,521 of the initial 1,251,303 shares, to Doral 18, LLC (Doral) (see Note 6). Pursuant to this purchase agreement, Doral exercised its right to reprice approximately 70,928 of the initial shares and received 247,678 common shares. In exchange for approximately $1,650,000, we bought from Doral and terminated all remaining rights under the common stock purchase agreement, including all remaining repricing rights. In conjunction with this buyout, Doral granted us a call option to purchase 247,678 common shares for a nominal exercise price. At the option of Doral, the number of shares subject to such option may be reduced at fair market value in lieu of our making payments of interest and principal. From December 15, 2000 through December 31, 2000, 19,222 of such common shares were used to satisfy accrued interest on the $7 million 10% Asset-Backed Exchangeable Term Note. Accordingly, the call option is valued at the fair value of the underlying stock (228,456 shares) subject to call, and totaled $342,684 and is included in other current assets as of December 31, 2000.

10.  LEASES

     Operating Leases - We lease certain premises and equipment under operating leases. Future minimum lease payments under non-cancelable operating leases of as of December 31, 2000 are as follows:

        Year ending December 31:
          2001                                 $ 154,980
          2002                                     5,415
                                               ---------
        Total                                  $ 160,395
                                               ---------

     Lease expense for the years ended December 31, 2000, 1999, and 1998 totaled $283,964, $104,622, and $79,471, respectively.

     Mineral Leases - Our subsidiary, MRS, has entered into various mineral leases for a 100% interest in approximately 14,000 acres of land in the state of Tennessee, United States with minimum annual advance royalty payments as follows:

        Year ending December 31:
          2001                                       $ 152,306
          2002                                         194,704
          2003                                         212,479
          2004                                         424,227
          2005                                         430,623
          Thereafter                                 1,137,661


     The mineral leases are subject to a production royalty; however, MRS will receive a credit against production royalties for all advance royalties paid. The lessors can only terminate the leases upon failure of MRS to make the minimum payments as required by the leases. As of December 31, 2000, we are current on revenue payments to lessors.

11.  INCOME TAXES

     Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for the three years in the period ended December 31, 2000.
     A reconciliation of the federal statutory income tax rate and our effective income tax rates is as follows:

                                                         Year Ended December
                                           -----------        -----------        -----------
                                              2000               1999               1998
        Federal statutory income taxes     $(2,010,921)       $(1,254,554)       $(1,581,536)
        Meals and entertainment                  1,824              2,349              3,013
        Valuation allowance                  2,009,097          1,252,205          1,578,523
                                           -----------        -----------        -----------
            Total                               None               None               None
                                           ===========        ===========        ===========

     The components of the deferred tax assets consisted of the following as of December 31, 2000 and 1999:

                                                  2000               1999
        Deferred tax assets:
          Net operating loss carryforward     $ 3,349,475        $ 1,412,607
          Unrealized loss                          24,312               --
                                              -----------        -----------
          Total deferred tax assets             3,373,787          1,412,607

        Deferred tax liabilities -
          basis difference in assets             (725,740)          (773,597)

        Valuation allowance                    (2,648,047)          (639,010)
                                              -----------        -----------
        Total deferred tax assets                  None               None
                                              ===========        ===========

     The net operating loss carryforwards expire at various dates beginning in 2001 through 2020.

12.  COMMITMENTS AND CONTINGENCIES

     Employment Agreement - Under the current employment agreement between Altair and our president, Dr. William P. Long, Dr. Long is entitled to receive 200,000 common shares in the event (i) voting control of over 35% of the issued stock is acquired in a merger, takeover or similar transaction (a "change of control") and Dr. Long's employment agreement is terminated within 180 days before or at any time after such change of control, or (ii) absent a change of control, if Dr. Long's employment agreement is terminated for any reason except by Dr. Long, by mutual consent, by Altair for cause, or at the end of the term.
     Litigation - We are currently not aware of any investigations, claims, or lawsuits which we believe could have a material adverse effect on our consolidated financial position or on our consolidated results of operations.

                                     ******