Form 10-K/A
period 2000-12-31
ALTAIR INTERNATIONAL INC
filed 2001-05-02
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

         Altair International Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 17, 2001 (the "Form 10-K) for the purpose of including the following items, which were omitted from its previous Form 10-K filings:

o        Item 10. Directors and Executive Officers of the Registrant,
o        Item 11. Executive Compensation,
o        Item  12.  Security   Ownership  of  Certain   Beneficial   Owners  and
         Management, and
o        Item 13. Certain Relationships and Related Transactions.

All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Set forth below is certain information regarding each of the directors of the Company:

         William P. Long, 54, has been the President and a director of the Company since 1988, and an officer and director of Fine Gold Recovery Systems, Inc. ("Fine Gold"), a wholly-owned subsidiary of the Company, since February 1996. Dr. Long has been an executive officer of Mineral Recovery Systems, Inc. ("MRS"), since its formation in April 1987 and is also a director. In addition, he is a director of Altair Technologies, Inc., a wholly-owned subsidiary of MRS. From 1987 to 1988, Dr. Long was a mineral and energy consultant, providing various services to clients in the mining and energy industries, including arranging precious metal property acquisitions, supervising mineral evaluations, and providing market analyses. From 1980 to 1986, Dr. Long served as the Executive Vice President and Chief Financial Officer of Thermal Exploration Corporation. From 1974 to 1980, Dr. Long was employed by Amax Exploration, Inc. in various capacities, including Systems Engineer, Business Analyst and Business Manager. Dr. Long is affiliated with the American Institute of Chemical Engineers and the American Institute of Mining Engineers. He obtained a bachelors degree in Chemical and Petroleum Refining Engineering and a Ph.D. in Mineral Economics from the Colorado School of Mines in 1969 and 1974, respectively.

         James I. Golla, 68, has been a director of the Company since February, 1994. He also currently serves as a director of Apogee Minerals Ltd, Rally Energy Corp. and Barton Bay Resources Inc. Mr. Golla was a journalist with the Globe and Mail, Canada's national newspaper, from 1954 until his retirement early in 1997.

         George E. Hartman, 52, was elected a director of the Company in March 1997. From 1995 until 1998, Mr. Hartman served as President of Planvest Pacific Financial Corp. ("Planvest Pacific"), a Vancouver-based financial planning firm with U.S. $1 billion of assets under management. Mr. Hartman also served on the board of directors of Planvest Capital Corp., the parent of Planvest Pacific. From 1998 until 2000, Mr. Hartman was Senior Vice President of Financial Concept Group until the firm's sale to Assante Corporation, a North American financial services industry consolidator. Mr. Hartman continues as President of Hartman & Company, Inc., a firm he founded in 1991 which provides consulting services to the financial services industry. Mr. Hartman is the author of Risk is a Four-Letter Word--The Asset Allocation Approach to Investing, a Canadian best-seller published in 1992, and is the author of its sequel, Risk is STILL a Four Letter Word, released in 2000.

         Robert Sheldon, 78, has been a director of the Company since June 1997. He also currently serves as a director of Aspen Exploration Corporation. Since his retirement in 1988, Mr. Sheldon has performed consulting work for several clients, including Newmont Exploration of Canada Limited. Mr. Sheldon served as President of Newmont Exploration of Canada Limited and Vice President of Newmont Mines Limited from 1975 until 1988 when he retired. Mr. Sheldon was responsible for mineral exploration, appraisals and development of mining properties throughout Canada for Newmont Mining Corporation, a natural resource company with worldwide operations. Mr. Sheldon obtained a bachelors degree in Geological Engineering from the University of British Columbia in 1948. He is a member of the Association of Professional Engineers of British Columbia, the American Institute of Mining and Metallurgy, the Canadian Institute of Mining and

Metallurgy, the Society of Mining Engineers, the British Columbia and Yukon Chamber of Mines (past president) and the Engineers Club, Vancouver, British Columbia (past president).

         The executive officers of the Company are William Long, C. Patrick Costin, and Edward H. Dickinson. Certain information regarding Mr. Long is set forth above. Certain information regarding Messrs. Costin and Dickinson follows.

         C. Patrick Costin, 58, was appointed a Vice President of the Company in June 1996 and currently serves as the President and a director of Fine Gold and MRS and Vice President of Altair Technologies, Inc. Mr. Costin also served as the President of the wholly-owned subsidiary of the Company formerly known as Mineral Recovery Systems, Inc. from March 1995 until its merger with and into Fine Gold in June 1996. Mr. Costin is the chief executive officer of Costin and Associates, a minerals consulting organization founded by Mr. Costin in 1992 which specializes in identification and evaluation of North American mine and mineral deposit acquisition opportunities. From 1982 to 1992, Mr. Costin served as the manager of U.S. exploration for Rio Algom Ltd. Mr. Costin's additional experience in the mining and minerals industry includes Senior Mineral Economist for the Stanford Research Institute from 1977 to 1982, Senior Geologist for Chevron Resources from 1975 to 1976, Senior Geologist for Newmont Mining
Corporation  of Canada  from 1967 to 1975,  and  Geologist  for United Keno Hill
Mines Ltd. from 1965 to 1967. Mr. Costin obtained a bachelors degree in Geological Engineering and a masters degree in Minerals Economics from the Colorado School of Mines in 1965 and 1975, respectively.

         Edward H. Dickinson, 54, was appointed Chief Financial Officer of the Company in March 2000 and Secretary of the Company in April 2001 and also currently serves as Secretary, Treasurer and a director of MRS and Secretary and Treasurer of Altair Technologies, Inc. Mr. Dickinson had previously served as Director of Finance of the Company since August 1996. From 1994 to 1996, Mr. Dickinson was employed by the Southern California Edison Company as a negotiator of non-utility power generation contracts. Mr. Dickinson was Vice President and Director of Geolectric Power Company during 1993 and 1994; and from 1987 through 1992 was the Director of Finance and Administration for OESI Power Corporation. Prior to 1987, Mr. Dickinson held various accounting and program management positions in the United States Department of Energy. Mr. Dickinson, who is a Certified Public Accountant, obtained a Masters degree in Accounting from California State University, Northridge in 1978.

Compliance with Section 16(a) of the United States Exchange Act
---------------------------------------------------------------

         Section 16(a) of the Exchange Act requires the Company's officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company's review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act with respect to its 2000 fiscal year were filed with the SEC on a timely basis, except for the following: A Form 4 with respect to 125,000 common shares and 125,000 warrants to purchase common shares purchased by the MBRT Trust on August 4, 2000 was due on September 10, 2000 but was not filed until April 30, 2001. The MBRT Trust is an irrevocable trust established by William P. Long, President of the Company, and is administered by an independent trustee for the benefit of the children of Mr. Long. Mr. Long disclaims any beneficial interest in the common shares owned by the MBRT Trust.

Item 11. Executive Compensation

Compensation of Officers
------------------------

         The following table sets forth all annual and long-term compensation for services rendered in all capacities to the Company for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998 in respect of William P. Long who was, at December 31, 2000, the President of the Company and
C. Patrick Costin who was, at December 31, 2000, the Vice President of the Company. The Company had no other executive officer whose total salary and bonuses during the fiscal year ended December 31, 2000 exceeded U.S. $100,000.

                                                  Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation (1)               Long Term Compensation
                                   ------------------------------------------------------------
                                                                           Restricted    Securities
                            Fiscal                              Other      Shares or      Under
                            Year                                Annual     Restricted     Options       LTIP       All Other
                            Ended      Salary (2)   Bonus(2)  Compensation Share Units   Granted (3)   Payouts    Compensation
Name and Title              Dec. 31,     (U.S.$)    (U.S. $)    (U.S.$)        (#)          (#)        (U.S.$)      (U.S.$)
------------------------- ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
William P. Long,             2000         91,200     9,120        Nil          Nil          Nil          Nil         Nil
President                 ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
and Director                 1999         91,200    9,120         Nil          Nil          Nil          Nil         Nil
                          ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
                             1998         91,200     Nil          Nil          Nil       50,000(3)       Nil         Nil
------------------------- ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
C. Patrick Costin, Vice      2000        100,320     Nil          Nil          Nil          Nil          Nil         Nil
President                 ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
                             1999         95,160     Nil          Nil          Nil          Nil          Nil         Nil
                          ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
                             1998         90,000     Nil          Nil          Nil       50,000(3)       Nil         Nil
-----------------------------------------------------------------------------------------------------------------------------

(1)      All compensation paid is stated in United States dollars.
(2)      Bonus and salary  amounts  reflect  amounts  accrued and  payable to Dr. Long and Mr.  Costin for each fiscal  year in  accordance  with the  terms of their  employment  agreements  with the  Company.  See
         "Executive  Compensation - Employment  Contracts".  Amounts  actually paid to Dr. Long in fiscal years
         2000,  1999 and 1998 were U.S.  $100,320,  U.S.  $100,320,  and U.S.  $235,232,  respectively.  During
         1998,  the Company  paid Dr.  Long U.S.  $144,032  in  addition  to his salary of  U.S. $91,200.  This amount  represents  salary,  bonus and  interest on such amounts  (calculated  at 10% per annum) which were accrued and unpaid in previous years.
(3)      Options to purchase Common Shares granted pursuant to the 1998 Plan.

Option Grants in 2000

         There were no stock options or stock appreciation rights granted to Dr. Long or Mr. Costin during the year ended December 31, 2000.

Aggregated Option Exercises and Year-end Option Values
------------------------------------------------------

         The following table provides information regarding options held by Dr. Long and Mr. Costin as at December 31, 2000 and options exercised by them during the year ended December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
                                                           Unexercised Options at               Value of Unexercised
                                                             December 31, 2000               In-the-money Options at
                        Securities                                                                December 31, 2000
                       Acquired on      Aggregate  -------------------------------- -------------------------------------
                         Exercise         Value      Exercisable    Unexercisable
     Name                  (#)          Realized         (#)             (#)            Exercisable       Unexercisable
-------------------------------------------------------------------------------------------------------------------------
William P. Long,            Nil            Nil         250,000           Nil                 Nil                N/A
President and                                          100,000           Nil                 Nil                N/A
Director                                               50,000            Nil                 Nil                N/A
-------------------------------------------------------------------------------------------------------------------------
C. Patrick Costin,          Nil            Nil         125,000           Nil                 Nil                N/A
Vice President                                         100,000           Nil                 Nil                N/A
                                                       50,000            Nil                 Nil                N/A
-------------------------------------------------------------------------------------------------------------------------

Compensation of Directors
-------------------------

         Directors who are not officers of the Company are paid U.S. $1,000 per meeting for their services as directors. During the year ended December 31, 2000, U.S. $5,000 was paid to directors of the Company for attending meetings. Directors who are not officers are entitled to receive compensation to the extent that they provide services to the Company at rates that would be charged by such directors for such services to arm's length parties. No such amounts were paid to directors during the year ended December 31, 2000 other than amounts paid to Dr. Long set forth herein.

         Directors of the Company and its subsidiaries are also entitled to participate in the 1996 Plan and the 1998 Plan. As at April 15, 2001, the Company had outstanding options to purchase 1,175,000 Common Shares under the 1996 Plan, 435,000 of which have been granted to directors, and options to purchase 2,431,700 Common Shares under the 1998 Plan, 210,000 of which have been granted to directors.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
--------------------------------------------------------------------------------
Arrangements.
-------------

         William P. Long, President of the Company, has entered into an employment agreement with the Company dated January 1, 1998. The term of the agreement commenced on January 1, 1998 and, unless earlier terminated, expires on December 31, 2007. Pursuant to the agreement, Dr. Long is paid a salary of U.S. $7,600 per month and an annual bonus, determined by the board of directors of the Company, of not less than 10% of Dr. Long's annual compensation. In the event the voting control of over 35% of the issued and outstanding Common Shares is acquired by an individual or group (a "Change of Control") and Dr. Long's employment agreement is terminated by the Company or Dr. Long within 180 days before the Change of Control or at any time thereafter, Dr. Long is entitled to be issued 200,000 Common Shares. Absent a Change of Control, if Dr. Long's employment agreement is terminated for any reason except by Dr. Long, by mutual consent, by the Company for cause, or at the end of the term, Dr. Long is entitled to be issued 200,000 Common Shares.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Company's executive compensation program is administered by the board of directors of the Company as the Company does not have an independent compensation committee. The board of directors of the Company currently consists of William Long, Robert Sheldon, James Golla and George Hartman. In addition to evaluating and approving employment contracts for key employees throughout the year, the board of directors formally considered compensation issues five times during the 2000 fiscal year in connection with the authorization of grants of options to purchase Common Shares. Dr. Long is the President of the Company. None of the other directors is an officer or employee of the Company. Although certain members of the board are executive officers, none participates in the determination of his own salary or bonus.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information with respect to beneficial ownership of Common Shares as of April 15, 2001 by persons known to the Company to own more than 5% of the outstanding Common Shares, each of the Company's current executive officers and directors, and by all current officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the Common Shares identified as beneficially owned. The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

------------------------- -------------------------------------- ------------------------------ --------------------
Title of Class            Name and Address of                        Amount and Nature of           Percentage
                          Beneficial Owner                          Beneficial Ownership(1)         of Class(2)
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    William P. Long (President, Chief              2,659,029(3)                  13.5%
                          Executive Officer & Director)
                          57 Sunset Rim
                          Cody, Wyoming  82414
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    C. Patrick Costin (Vice president)             1,083,333(4)                   5.6%
                          1850 Aquila Avenue
                          Reno, Nevada 89509
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Edward H. Dickinson (Chief Financial             379,700(5)                   1.9%
                          Officer)
                          2595 Sagittarius Drive
                          Reno, Nevada 89509
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    James L. Golla (Director)                         55,000(6)                      *
                          829 Terlin Boulevard
                          Mississauga, Ontario L5H 1T1
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    George Hartman (Director)                         50,000(7)                      *
                          404-168 Chadwick Court
                          North Vancouver, B.C.  V7M 3L4
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Robert Sheldon (Director)                         45,000(8)                      *
                          3720 Creery Avenue
                          West Vancouver, British Columbia
                          V7V 2M1
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Louis Schnur (Significant                      1,246,070(9)                   6.3%
                          Shareholder)
                          6941 South Western Ave.
                          Chicago, IL  60613
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    All Directors and Officers as a                3,989,562(10)                 19.4%
                          Group
                          (6 persons)
------------------------- -------------------------------------- ------------------------------ --------------------

* Represents less than 1% of the outstanding Common Shares.

(1) Includes all Common Shares issuable pursuant to the exercise or conversion of options and warrants that are exercisable within 60 days.
(2) Based on 19,244,318 Common Shares outstanding as of April 15, 2001. Common Shares underlying options or other convertible securities are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such securities, but not for purposes of calculating any other person's percentage ownership.
(3) Includes 46,000 Common Shares held by Dr. Long's daughter, 47,500 Common Shares held by Dr. Long's minor son, 287,500 Common Shares held by the MBRT Trust, an irrevocable trust for the benefit of the minor children of Dr. Long, and 125,000 Common Shares subject to warrants held by the MBRT Trust. Dr. Long disclaims any beneficial interest in such 506,000 Common Shares. Also includes 350,000 Common Shares subject to presently exercisable options granted to Dr. Long pursuant to the 1996 Altair International Inc. Stock Option Plan (the "1996 Plan") and 150,000 Common Shares subject to presently exercisable options granted to Dr. Long pursuant to the 1998 Altair International Inc. Stock Option Plan (the "1998 Plan").
(4) Includes 225,000 Common Shares subject to presently exercisable options granted to Mr. Costin pursuant to the 1996 Plan and 50,000 Common Shares subject to presently exercisable options granted to Mr. Costin pursuant to the 1998 Plan.
(5) Includes 250,000 Common Shares subject to presently exercisable options granted to Mr. Dickinson pursuant to the 1996 Plan and 129,700 Common Shares subject to presently exercisable options granted to Mr. Dickinson pursuant to the 1998 Plan.
(6) Includes 35,000 Common Shares subject to presently exercisable options granted to Mr. Golla pursuant to the 1996 Plan and 20,000 Common Shares subject to presently exercisable options granted to Mr. Golla pursuant to the 1998 Plan.
(7) Includes 25,000 Common Shares subject to presently exercisable options granted to Mr. Hartman pursuant to the 1996 Plan and 20,000 Common Shares subject to presently exercisable options granted to Mr. Hartman pursuant to the 1998 Plan.
(8) Includes 25,000 Common Shares subject to presently exercisable options granted to Mr. Sheldon pursuant to the 1996 Plan and 20,000 Common Shares subject to presently exercisable options granted to Mr. Sheldon pursuant to the 1998 Plan.
(9)      Includes  420,833  presently  exercisable  warrants to purchase  Common
         Shares.
(10) Includes 910,000 Common Shares subject to presently exercisable options granted to officers and directors pursuant to the 1996 Plan, 389,700 Common Shares subject to presently exercisable options granted to officers and directors pursuant to the 1998 Plan, and 125,000 Common Shares subject to warrants held by the MBRT Trust.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions
----------------------------------------------

         The Company has contracted for the services of Dr. Eugene Thiers, a specialist on titanium and titanium dioxide with SRI Consulting, to provide advice on global technoeconomic and market issues. Dr. Thiers is also a member of the board of directors of Altair Technologies, Inc., a wholly-owned subsidiary of the Company, for which he has received options to purchase 250,000 Common Shares.

         William P. Long, President of the Company, has entered into an employment agreement with the Company dated January 1, 1998. The term of the agreement commenced on January 1, 1998 and, unless earlier terminated, expires on December 31, 2007. Pursuant to the agreement, Dr. Long is paid a salary of

U.S. $7,600 per month and an annual bonus, determined by the board of directors of the Company, of not less than 10% of Dr. Long's annual compensation. In the event the voting control of over 35% of the issued and outstanding Common Shares is acquired by an individual or group (a "Change of Control") and Dr. Long's employment agreement is terminated by the Company or Dr. Long within 180 days before the Change of Control or at any time thereafter, Dr. Long is entitled to be issued 200,000 Common Shares. Absent a Change of Control, if Dr. Long's employment agreement is terminated for any reason except by Dr. Long, by mutual consent, by the Company for cause, or at the end of the term, Dr. Long is entitled to be issued 200,000 Common Shares.


Indebtedness of Officers and Directors to the Company
-----------------------------------------------------

         No officer or director of the Company was indebted to the Company, as at December 31, 2000 or as at the date of this Amendment.

Interest of Insiders in Material Transactions
---------------------------------------------

         Except as otherwise disclosed in this Amendment, no insider of the Company has any interest in material transactions involving the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2001.

                              ALTAIR INTERNATIONAL INC.


                              By: /s/ William P. Long
                              -----------------------
                                      William P. Long,
                                      President, Chief Executive Officer


                              ADDITIONAL SIGNATURES

Signature                    Title                                 Date
---------                    -----                                 ----
/s/ William P. Long          President and Chief Executive         May 1, 2001
-----------------------      Officer and Director (Principal
    William P. Long          Executive Officer)



/s/ Edward Dickinson         Chief Financial Officer               May 1, 2001
-----------------------      (Principal Financial and
    Edward Dickinson         Accounting Officer)



/s/ James I. Golla*          Secretary and Director                May 1, 2001
-----------------------
    James I. Golla


/s/ George Hartman*          Director                              May 1, 2001
-----------------------
    George Hartman


/s/ Robert Sheldon*          Director                              May 1, 2001
-----------------------
    Robert Sheldon


* By: /s/ William P. Long
      --------------------------------------------
          William P. Long, Attorney-in-Fact