Form 10-K/A
period 2000-12-31
ALTAIR INTERNATIONAL INC
filed 2001-05-09
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

         Altair International Inc. (the "Company") is filing this Amendment No. 3 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the SEC on April 2, 2001, as amended by Amendment No. 1 filed on April 17, 2001 and Amendment No. 2 filed on May 2, 2001, for the following purposes:

o to revise Item 1 (Business) to more accurately and completely describe Altair's Tennessee mineral property;
o to revise Item 8 (Financial Statements and Supplementary Data) to revise earnings per share information in the Consoldiated Statement of Operations and to revised Notes 2, 6, and 7;
o to revise Item 6 (Selected Financial Data) and Item 7 (Management's Descussion and Analysis) to correspond to the changes made to Item 1 and Item 8; and
o to revise Item 14 (Exhibits, Financial Statement Schedules and Reports on form 8-K) to update the Exhibit Index and description of the financial statements.

         All subseauent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

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

         We have also leased, and are exploring, approximately 14,000 acres of land near Camden, Tennessee (the "Tennessee mineral property") to determine whether it would be amenable to large-scale mining for titanium and zircon. Preliminary reports suggest that the Tennessee mineral property contains significant amounts of valuable heavy minerals, primarily titanium and zircon, and is suitable for a large-scale sand mining operation. See "--Tennessee Mineral Property."

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

         From 1996, when we began acquiring leases, through 2000, exploration activities on the Tennessee mineral property have included geologic mapping, sample collection, drilling of 156 auger holes and preparation of geologic and deposit models. The deposit model also incorporates 40 drill holes completed by an earlier exploration company. Deposit model estimates are consistent with deposit estimates previously determined by other mineral companies. The mineralized deposit on the Tennessee mineral property has not yet been proven to be a reserve (as defined in Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act), and our limited operations and proposed plan with respect to it are exploratory in nature.

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

         A second bulk sample was collected during late 1997. Approximately 5,000 pounds of representative mineralized material was collected from an exposed sand horizon. This sample was processed by an independent Florida heavy sands producer and Altair utilizing both "wet mill" and "dry mill" processes to produce representative samples of saleable products. The sample results were reviewed by an independent consulting group hired by us to prepare a pre-feasibility study of the Tennessee mineral property. In July 1998, the independent consulting group completed their technical pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Deposit." The study states that the Camden Deposit contains in-place mineralized materials consisting of 65% titanium-bearing minerals, 15% zircon and 20% non-valuable heavy minerals. It indicated that saleable ilmenite, rutile and zircon products can be produced, and that established markets currently exist for such products. The study then modeled mining and production costs and concluded that the Camden Deposit has the potential to be economically mined via a large-scale sand mining operation with an approximate 20-year life.

         In August 1998, based on the positive results of the consultant's report, we commenced a more comprehensive feasibility study involving the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. We have designed and constructed and, during the first quarter of 2001, placed into operation a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility. If production at the pilot plant and our marketing, permitting and financing efforts are successful, a mine could be operational within 24-36 months after financing is obtained subject to, among other things, the price of and demand for extractable heavy minerals . See "--Plan of Operation" and "--Government Regulation and Environmental Concerns."

         Subsequent to the completion of the pre-feasibility study, further exploration of the Tennessee mineral property by Altair suggested the existence of additional heavy mineral sands in an area northwest of the Camden Deposit known as the "Little Benton Deposit." Preliminary results indicate that the Little Benton Deposit contains a high-grade titanium mineralization similar to the Camden Deposit. We have approximately 7,900 acres under lease in the Little Benton area and intend to conduct further testing of the Little Benton Deposit. If such testing demonstrates the existence of a resource or reserve, and the feasibility testing suggests that cost-effective mining of the Tennessee mineral property is feasible, the production capacity and/or life of the mining operation could be significantly increased.

Location and Status of Work on the Tennessee Mineral Property.

         On the following page is a location map for the Camden and Little Benton properties, which we collectively refer to as the Tennessee mineral property. Access within blocks is via a network of County and farm roads. Lease blocks in the Camden and are made up of contiguous rural tracts. Land uses are dominantly forestry and cattle grazing. Bottom lands are sometimes used for row crops. There is no history of mining in these areas.

         Altair is conducting exploration work on the lease blocks. Work has included geologic mapping, the drilling and sampling of scores of auger holes having 30 to +100 foot depths, and the collection of bulk samples for metallurgical testing. Heavy minerals occur in the Cretaceous McNairy formation, sheet-form sands deposited in a beach environment. Heavy minerals comprising 2 to 8% of the sand (by weight) are typical. Under SEC Industry Guide 7 regulations, the mineralization is characterized as "in-place mineralized material."

         Altair has an operating pilot plant on the Camden lease block. Pilot plant operations are fully permitted with the state of Tennessee and federal agencies. The plant includes dedicated electrical service, a lay-down area for heavy mineral sand samples, and a combined water storage/sand placement structure. Plant elements include a feed system, conveyors, trommel, two stages of cyclonrs, and a five-stage spiral plant.

         Research, Testing and Exploration of the Tennessee Mineral Property. As discussed in "--Description of the Tennessee Mineral Property" above, in July 1998, an independent consulting group completed a technical pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Deposit." Based on the positive results of the consultant's report, we initiated an additional feasibility test in August 1998, which we anticipate will involve additional drilling to further define mineral characteristics, detailed analysis of mineralogical characteristics and mine processing methods, larger scale testing of the Series 30 Jig, analysis of product markets, and evaluation of possible strategic alliances. If this feasibility testing suggests that cost-effective mining of the Tennessee mineral property is feasible, mining could begin within 24-36 months after we obtain financing, subject to, among other things, the price of, and demand for extractable heavy minerals and our ability to obtain necessary permits and government approvals.

         During 2000, we incurred $1,217,966 in exploration expenditures on the Tennessee mineral property, and in 1999, we incurred $689,594 in exploration expenditures on the Tennessee mineral property. To date, we have incurred $3,239,018 in total expenses on our exploration of the Tennessee mineral properties. Expenditures were incurred for pilot plant design, fabrication and site preparation, leasehold minimum advance royalty payments, and other related exploration activities. We anticipate spending between $700,000 and $3,700,000 exploration the Tennessee mineral property during 2001. The amount of future expenditures will depend upon the availability of financial capital and the results of our ongoing feasibility study.

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

         MRS was incorporated by Altair in April, 1987.2 MRS previously has been involved in the exploration for minerals on unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. Altair currently intends that MRS will arrange for the manufacture of the jig for commercial sales, rental or royalty arrangements with end users. In addition, MRS currently holds, directly or indirectly, all of Altair's interest in the Tennessee mineral property, and Altair intends that MRS will continue to lease or acquire and explore mineral properties in the future, particularly properties that contain in-place mineralized materials that may be processed with the jig.

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

         The Tennessee mineral property is currently in the early exploratoration stage. Based on the results of a pre-feasibility study, we determined in August 1998 to commence additional feasibility testing of the Tennessee mineral property. Such additional feasibility testing is expected to involve the actual design, pricing, and analysis of equipment and facilities that would be used to mine the Tennessee mineral property. To date, we have constructed a pilot test facility on the Tennessee mineral property. The feasibility testing process is also expected to involve an examination of the market for products produced at the pilot facility, applications for permits necessary for any proposed full-scale mining facility and attempts to secure financing of any proposed full-scale mining facility.

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

For the Year Ended December 31,       2000          1999          1998          1997         1996
                                  --------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Revenues from operations          $        --     $       --    $       --    $      --    $      --
Operating expenses                    6,647,367      3,729,534     3,842,441    2,885,043    1,752,016
Interest expense                        215,216          1,966       959,612       43,497       19,373
Interest income                         (83,440)      (134,811)     (335,037)     (70,059)     (27,872)
(Gain) loss on foreign exchange        (864,669)       160,619        17,109      123,612       (7,888)
Gain on forgiveness of debt              --            (67,442)      (25,805)        --       (702,726)
Loss on redemption of convertible
   debentures                            --               --         193,256         --            --
                                  --------------------------------------------------------------------
Net Loss                          $   5,914,474   $  3,689,866  $  4,651,576  $ 2,982,093  $ 1,032,903
                                  ====================================================================
Basic and diluted net loss per
   common share from operations$           0.34   $       0.24  $       0.31  $      0.21  $      0.09
                                  ====================================================================
Cash dividends declared per
     common share                 $        --     $       --    $       --    $      --    $      --
                                  ====================================================================
Deficit, beginning of year        $  15,691,904   $ 12,002,038  $  7,350,462  $ 4,368,369  $ 3,335,466
Net loss                              5,914,474      3,689,866     4,651,576    2,982,093    1,032,903
                                  --------------------------------------------------------------------
Deficit, end of year              $  21,606,378   $ 15,691,904  $ 12,002,038  $ 7,350,462  $ 4,368,369
                                  ====================================================================
BALANCE SHEET DATA
Working capital                   $   234,714     $ (5,931,717) $  3,008,789  $ 7,480,153  $ 2,974,955
Total assets                         16,651,770     13,365,848     7,103,267   12,956,079    7,868,840
Long-term obligations                 2,689,493           --          31,091    4,774,420      269,685
Current liabilities                   3,741,366      7,578,083       222,431      712,810      308,762
Net shareholders' equity             10,220,911      5,787,765     6,849,745    7,468,849    7,290,393

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

         In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 14,000 acres of land in Tennessee which contain heavy mineral sand deposits. A prefeasibility study issued in July 1998 confirmed the existence of in-place mineralized materials and suggests that the property warrants further development. Based on the results of these independent studies, we have initiated additional feasibility testing and are assessing our options for developing the property.

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


Results of Operations.

         We have earned no revenues to date. Operating losses before extraordinary items totaled $5,914,474 ($0.34 per share) for the 2000 fiscal year, $3,757,308 ($0.24 per share) for the 1999 fiscal year, and $4,484,125
($0.30 per share) for the 1998 fiscal year. Principal factors contributing to the losses during these periods were the absence of revenues coupled with the incurrence of operating expenses.

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

         Mineral exploration and development costs decreased by approximately $80,000 in 1999 due to a reduction in the exploration expenditures in the Little Benton area of the Tennessee mineral property. We explored the Little Benton area in 1998, incurring costs for sampling and other test work, and discovered an additional heavy mineral deposit.

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

          10.13     Research Agreement dated August 1, 2000           Incorporated by reference to the Company's
                                                                      Amendment No. 1 on Form 10-K/A filed  with
                                                                      the Commission on April 17, 2001.

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

         (d)      Financial Statement Schedule

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2001.

                                    ALTAIR INTERNATIONAL INC.


                                    By: /s/ William P. Long
                                    ----------------------------------------
                                            William P. Long,
                                            President, Chief Executive Officer


                                               ADDITIONAL SIGNATURES


     Signature                        Title                              Date

/s/ William P. Long             President and Chief Executive         May 5, 2001
---------------------------
William P. Long                 Officer and Director (Principal
                                Executive Officer)


/s/ Edward Dickinson            Chief Financial Officer
Edward Dickinson                (Principal Financial and              May 5, 2001
                                Accounting Officer)


/s/ James I. Golla*             Secretary and Director                May 5, 2001
---------------------------
James I. Golla


/s/ George Hartman*             Director                              May 5, 2001
---------------------------
George Hartman


/s/ Robert Sheldon*             Director                              May 5, 2001
---------------------------
Robert Sheldon


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

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                 Period
                                                                                                 April 9, 1973
                                                                                                 (Date of
                                                                                                 Inception) to
                                                                Year Ended December 31,          December 31,
                                                         2000            1999            1998            2000

REVENUES                                                 None            None            None            None
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Mineral exploration and development            $  1,217,966    $    714,893    $    793,249    $  4,987,888
  Research and development                          1,555,472         354,462         259,630       2,569,505
  Professional services                               366,275         252,337         236,549       1,970,824
  General and administrative expenses               2,271,250       1,899,759       1,867,420       9,022,836
  Depreciation and amortization                     1,236,404         508,083         685,593       3,379,206
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                 6,647,367       3,729,534       3,842,441      21,930,259
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                6,647,367       3,729,534       3,842,441      21,930,259
                                                 ------------    ------------    ------------    ------------
OTHER (INCOME) EXPENSE:
  Interest expense                                    215,216           1,966         959,612       1,502,874
  Interest income                                     (83,440)       (134,811)       (335,037)       (664,860)
  (Gain) loss on foreign exchange                    (864,669)        160,619          17,109        (559,179)
                                                 ------------    ------------    ------------    ------------
           Total other (income) expense, net         (732,893)         27,774         641,684         278,835
                                                 ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEMS                     5,914,474       3,757,308       4,484,125      22,209,094
                                                 ------------    ------------    ------------    ------------
EXTRAORDINARY ITEMS:
  (Gain) on forgiveness of debt                          --           (67,442)        (25,805)       (795,972)
  Loss on redemption of convertible debentures           --                           193,256         193,256
                                                 ------------    ------------    ------------    ------------
           Total extraordinary items                     --           (67,442)        167,451        (602,716)
                                                 ------------    ------------    ------------    ------------
NET LOSS                                         $  5,914,474    $  3,689,866    $  4,651,576    $ 21,606,378
                                                 ============    ============    ============    ============
LOSS BEFORE EXTRAORDINARY ITEMS
  PER COMMON SHARE:
     Basic and diluted                           $       0.34    $       0.24    $       0.30    $       3.43

EFFECT OF EXTRAORDINARY ITEMS ON
  EARNINGS PER SHARE:
     Basic and diluted                                   0.00           (0.01)           0.01           (0.09)
                                                 ------------    ------------    ------------    ------------

LOSS PER COMMON SHARE -
  Basic and diluted                              $       0.34    $       0.23    $       0.31    $       3.43
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE SHARES -
  Basic and diluted                                17,371,214      15,472,075      15,175,743       6,477,364
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

     Long-Lived Assets - We evaluate the carrying value of long-term assets including intangibles when events or circumstance indicate the existence of a possible impairment, based on current and anticipated undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

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

     Deferred Revenue - We entered into a sales contract on October 6, 2000 with a customer for titanium dioxide nanoparticles under which the total contract amount was prepaid. Product delivery dates are not fixed but are anticipated to be during 2001. We will recognize revenue as the product is shipped.

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
                                                                   ===========    ===========

     On December 15, 2000, pursuant to a securities purchase agreement, we sold to Doral 18, LLC a $7 million 10% Asset-Backed Exchangeable Term Note (the Note) and detachable warrants to purchase 350,000 common shares (the "Common Shares") at $3.00 per share. At the same time, we acquired call options on 247,678 shares of our common stock held by Doral 18, LLC (see Note 9).

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

                                                                            2000                1999              1998

        Net loss (both basic and diluted):
          As reported                                                $ 5,914,474          $3,689,866       $ 4,651,576
          Pro forma                                                    9,637,609           4,628,960         5,445,728

        Loss per common share (both basic and diluted):
          As reported                                                       0.34                0.23              0.31
          Pro forma                                                         0.56                0.30              0.36


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

10.  LEASES

     Operating Leases - We lease certain premises and equipment under operating leases. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

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