Form 10-Q
period 2001-03-31
ALTAIR INTERNATIONAL INC
filed 2001-05-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Province of
           Ontario,
           Canada                        1-12497                   None
  -----------------------------    --------------------    ------------------
      (State or other              (Commission File No.)     (IRS Employer
  jurisdiction of incorporation)                           Identification No.)




                         1725 Sheridan Avenue, Suite 140
                               Cody, Wyoming 82414
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (307) 587-8245


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .



   As of May 4, 2001, the registrant had 19,244,318 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                  (unaudited)

                                                              March 31,           December 31,
                                                                2001                   2000
                                                             ------------          ------------
                                     ASSETS
                                     ------
Current Assets
   Cash and cash equivalents                                 $    681,523          $  1,335,729
   Restricted cash                                              2,314,111             2,250,000
   Other current assets                                           163,129               390,351
                                                             ------------          ------------
     Total current assets                                       3,158,763             3,976,080

Restricted Cash                                                 1,750,000             1,750,000

Property and Equipment, net                                     6,539,201             6,601,917

Patents and Related Expenditures, net                           4,020,750             4,111,740

Other Assets                                                      187,034               212,033
                                                             ------------          ------------
                         Total Assets                        $ 15,655,748          $ 16,651,770
                                                             ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                  $    250,977          $    158,642
   Notes payable - current portion                              3,500,004             3,500,004
   Capital lease obligations - current portion                     19,398                24,763
   Deferred revenue                                                57,957                57,957
                                                             ------------          ------------
     Total current liabilities                                  3,828,336             3,741,366

Notes Payable, Long-Term Portion                                2,692,548             2,687,181


Capital Lease Obligations, Long-Term Portion                         --                   2,312

Commitments and Contingencies

Shareholders' Equity
   Common stock, no par value, unlimited
    shares authorized; 19,244,318 and
    19,325,488 shares issued and outstanding
    at March 31, 2001 and December 31, 2000                    32,645,016            32,388,589

   Stock subscription receivable                                     --                (561,300)
   Deficit accumulated during
    the development stage                                     (23,510,152)          (21,606,378)
                                                             ------------          ------------

                  Total Shareholders' Equity                    9,134,864            10,220,911
                                                             ------------          ------------

          Total Liabilities and Shareholders' Equity         $ 15,655,748          $ 16,651,770
                                                             ============          ============


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                             Period
                                                                                          April 9, 1973
                                                                                            (date of
                                                           Three Months Ended March 31,   inception) to
                                                          -------------------------------   March 31,
                                                              2001            2000           2001
                                                          -----------------------------------------------

Revenues                                                       None            None           None

Operating Expenses:
   Mineral exploration and development                  $    361,454    $    133,382    $  5,349,342
   Research and development                                  122,888         357,734       2,692,393
   Professional services                                     105,131          58,261       2,075,955
   General and administrative expenses                       803,820         563,861       9,826,656
   Depreciation and amortization                             279,880         308,568       3,659,086
                                                          ----------      ----------      ----------
     Total operating expenses                              1,673,173       1,421,806      23,603,432
                                                          ----------      ----------      ----------
Loss From Operations                                       1,673,173       1,421,806      23,603,432
                                                          ----------      ----------      ----------
Other (Income) Expense:
   Interest expense                                          300,240          43,307       1,803,114
   Interest income                                           (69,405)         (1,353)       (734,265)
   (Gain) on foreign exchange                                   (234)       (558,763)       (559,413)
                                                          ----------      ----------      ----------
     Total other (income) expense, net                       230,601        (516,809)        509,436
                                                          ----------      ----------      ----------
Loss Before Extraordinary Items                            1,903,774         904,997      24,112,868
Extraordinary Items:

   (Gain) on forgiveness of debt                                --              --          (795,972)
   Loss on redemption of convertible debentures                 --              --           193,256
                                                          ----------      ----------      ----------
     Total extraordinary items                                  --              --          (602,716)
                                                          ----------      ----------      ----------
Net Loss                                                $  1,903,774    $    904,997    $ 23,510,152
                                                          ==========      ==========      ==========
Loss Before Extraordinary Items per Common Share:

   Basic and diluted                                    $       0.10    $       0.06    $       3.62

Effect of  Extraordinary Items on Earnings per Share:

   Basic and diluted                                            --              --             (0.09)
Loss per Common Share:                                    ----------      ----------      ----------

   Basic and diluted                                    $      0 .10    $       0.06    $       3.53
                                                          ==========      ==========      ==========
Weighted Average Shares:
   Basic and diluted                                      19,336,214      15,616,657       6,661,062
                                                          ==========      ==========      ==========

                                       3


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                                                             Period
                                                                                          April 9, 1973
                                                                                            (date of
                                                           Three Months Ended March 31,   inception) to
                                                          -------------------------------   March 31,
                                                              2001            2000           2001
                                                          -----------------------------------------------

Cash Flows from Development Activities:
  Net loss                                               $ (1,903,774)   $   (904,997)   $(23,510,152)
  Adjustments to reconcile net loss to net cash
  used in development activities:
   Depreciation and amortization                              279,880         308,568       3,659,086
   Shares issued for services                                    --              --            99,926
   Shares issued for settlement of debt                          --              --            75,228
   Shares issued for property                                    --              --           159,166
   Issuance of stock options to non-employees                 104,737         265,864       2,950,188
   Issuance of stock options to employees                     111,690           7,560         189,910
   Issuance of stock warrants                                    --              --           420,182
  Amortization of discount on note payable                    103,113            --           115,165
  Loss on redemption of convertible debenture                    --              --           193,256
  Gain on forgiveness of debt                                    --              --          (795,972)
  Loss on disposal of fixed assets                               --              --             1,945
  Gain on foreign currency transactions                          --          (559,005)       (559,179)
  Deferred financing costs written off                           --              --           515,842
  Changes in assets and liabilities (net of effects of
acquisition):
   Restricted cash                                            (64,111)           --        (4,064,111)
   Other current assets                                       227,222         337,129       1,917,823
   Other assets                                                24,999            --          (144,607)
   Accounts payable and accrued liabilities                    92,335         (60,438)        (18,237)
   Deferred revenue                                              --              --            57,957
                                                           ----------      ----------      ----------
    Net cash used in development activities                (1,023,909)       (605,319)    (18,736,584)
                                                           ----------      ----------      ----------
Cash Flows from Investing Activities:
  Asset acquisition                                              --              --        (2,422,417)
  Purchase of property and equipment                         (126,177)         (4,029)     (1,262,556)
  Purchase of patents and related expenditures                   --            (5,935)     (1,888,120)
                                                           ----------      ----------      ----------
    Net cash used in investing activities                    (126,177)         (9,964)     (5,573,093)
                                                           ----------      ----------      ----------

                                   (continued)



                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                                                             Period
                                                                                          April 9, 1973
                                                                                            (date of
                                                           Three Months Ended March 31,   inception) to
                                                          -------------------------------   March 31,
                                                              2001            2000           2001
                                                          -----------------------------------------------


Cash Flows from Financing Activities:
  Issuance of common shares for
   cash, net of share issue costs                                     --      $  1,500,000    $ 15,523,659
  Collection of stock subscription receivable                 $    561,300            --      $    561,300
  Issuance of convertible debenture                                   --              --         5,000,000
  Proceeds from exercise of stock options                           40,000         335,778       2,618,491
  Proceeds from exercise of warrants                                  --              --         3,903,995
  Issuance of notes payable                                           --              --         7,000,000
  Payment of notes payable                                        (105,420)         (5,509)     (6,915,865)
  Purchase of call options                                            --              --          (449,442)
  Redemption of convertible debentures                                --              --        (2,250,938)
                                                              ------------    ------------    ------------
     Net cash provided by financing activities                     495,880       1,830,269      24,991,200
                                                              ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents              (654,206)      1,214,986         681,523
Cash and Cash Equivalents, Beginning of Period                   1,335,729         153,580            None
                                                              ------------    ------------    ------------
Cash and Cash Equivalents, End of Period                      $    681,523    $  1,368,566    $    681,523
                                                              ============    ============    ============


                                                                 Three Months Ended March 31,
                                                                --------------------------------
                                                                     2001            2000
                                                                --------------------------------
Supplemental Disclosures:
  Cash paid for interest                                          $ 20,637            None
                                                                ================================
  Cash paid for income taxes                                          None            None
                                                                ================================

Supplemental Schedule of Non-Cash Investing and Financing Activities: For the Quarter Ended March 31, 2000:
- We entered into a capital lease obligation of $46,395 for laboratory equipment
                                   (concluded)

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, "Altair", "We" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001 and amended by Amendment No. 3 filed on May 9, 2001.

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

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Common Stock

        Common stock transactions during the first quarter of 2001 were as follows:



                                                                   Common Stock
                                                       ---------------------------------
                                                                              Stated
                                                             Shares           Amount
                                                       ---------------------------------
         Balance, December 31, 2000                        19,325,488       $32,388,589
         Common stock issued on collection of stock

            subscription receivable                           165,000              --
         Exercise of stock options                             20,000            40,000

         Cancellation of stock held in escrow                (266,170)             --
         Stock options issued to non-employees
                                                                --              104,737
         Stock options issued to employees
                                                                --              111,690
                                                       ---------------------------------
         Balance, March 31, 2001                           19,244,318       $32,645,016
                                                       =================================

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     The following discussion summarizes the material changes in our financial condition between December 31, 2000 and March 31, 2001 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2001 and March 31, 2000. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Results of Operations

     We have earned no operating revenues to date. Net losses totaled $1,903,774 ($.10 per share) in the quarter ended March 31, 2001 and $904,997 ($.06 per share) for the same period of 2000. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

     During the first quarter of 2001, we completed the installation and began testing of the pilot plant facility at our Tennessee mineral property. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. In addition to this, we spent $21,000 for an initial aerial survey in order to obtain detailed topographic data of the Tennessee mineral property. We incurred no comparable mineral exploration and development expenses during the first quarter of 2000. The normal ongoing expenses associated with our mineral leaseholds, which are principally advance royalty payments and labor involved in exploration activities, did not change significantly from the first quarter of 2000 to the first quarter of 2001.

     On January 1, 2001 we hired fourteen former BHP Minerals International, Inc. ("BHP") employees who had been involved in the development of a titanium processing technology that we acquired from BHP in November 1999. When we acquired the titanium processing technology, we entered into a services agreement with BHP under which we obtained the services of these fourteen individuals, and certain other BHP employees, for the period November 15, 1999 through December 31, 2000. In the first quarter of 2000, the cost associated with this services agreement was $342,000 and was charged to research and development expense. Research and development expense decreased from $357,734 in the quarter ended March 31, 2000 to $122,888 in the quarter ended March 31, 2001. During the first quarter of 2001, of the $264,000 in salaries and overheads for these fourteen new employees, $118,000 was allocated to research and development expense, resulting in a decrease of $224,000 in research and development expense in the first quarter of 2001 over the first quarter of 2000. The remaining $11,000 of the decrease was due to decreased development spending on the centrifugal jig.

     Professional services increased from $58,261 during the quarter ended March 31, 2000 to $105,131 for the quarter ended March 31, 2001. In the first quarter of 2001, we hired new auditors to audit our financial statements. As a result of this, we experienced an increase in audit fees of $56,000 to $37,000 in the quarter ended March 31, 2001, compared to $(19,000) (the negative amount resulting from the reversal of a prior accrual) for the same quarter of 2000. We also experienced an increase in legal fees of $28,000 to $60,000 in the quarter ended March 31, 2001, compared to $32,000 for the same quarter of 2000, primarily as a result of preparation of regulatory filings and other documents associated with recent financing activities. These increases were partially offset by a decrease in consulting fees of $39,000 to $8,000 in the quarter ended March 31, 2001, compared to $47,000 for the same quarter of 2000, which were primarily related to the titanium processing technology.

     General and administrative expenses increased by $239,959 to $803,820 in the quarter ended March 31, 2001, compared to $563,861 in the same quarter of 2000. Salaries and overheads increased by $165,000 to $261,000 in the quarter ended March 31, 2001, compared to $96,000 for the same quarter of 2000, as a result of hiring the fourteen former BHP employees, the president of Altair Technologies and a general counsel. With respect to the titanium processing technology, we experienced an increase of $64,000 to $64,000 in the quarter ended March 31, 2001, compared to none for the same quarter of 2000, for operating supplies, small tools, maintenance and office supplies, as well as an increase of $39,000 to $39,000 in the quarter ended March 31, 2001, compared to none for the same quarter of 2000, for production of product samples. Our

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

general corporate expenses increased by $12,000 to $209,000 in the quarter ended March 31, 2001, compared to $197,000 for the same quarter of 2000, principally for office supplies, postage and printing. These increases were partially offset by a decrease of $56,573 to $216,427 in the quarter ended March 31, 2001, compared to $273,000 for the same quarter of 2000, in stock option expense for options granted to employees and service providers.

     Depreciation and amortization expense decreased by approximately $28,000 to $279,880 in the quarter ended March 31, 2001, compared to $308,568 for the same quarter of 2000, principally as a result of lengthening the amortization periods of certain patents. The amortization periods were extended to equal the patent lives.

     On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Proceeds from the Note were allocated between the Note and the Warrant; the portion allocated to the Warrant resulted in a discount on the Note which is being accreted to interest expense over the term of the Note. Interest expense for the first quarter of 2001 has increased over the same quarter of 2000 as a result of the interest on the Note and the related amortization of the discount on the Warrant. At the same time, interest income has increased over the first quarter of 2000 due to interest earned on the proceeds received from the Note.

     The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During the first quarter of 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $559,000.


Liquidity and Capital Resources

     We have earned no revenues and have incurred recurring losses. Our accumulated deficit increased by $1,903,774 to $23,510,152 at March 31, 2001 due to the net loss for the period of $1,903,774.

     Our cash and short-term investments decreased from $1,335,729 at December 31, 2000 to $681,523 at March 31, 2001, principally as a result of cash used in exploration activities offset by collection of stock subscriptions receivable of $561,300.

     In connection with the issuance of the Note and the Warrant, we have agreed, among certain other covenants, to maintain a letter of credit in favor of the Investor in an amount equal to 57.15% of the principal balance of the Note until certain conditions are met, after which the required amount will be reduced to 50% of the principal balance of the Note. The letter of credit is currently secured by cash proceeds from the issuance of the Note equal to the face amount of the letter of credit. Such cash proceeds are reflected as restricted cash in the Consolidated Balance Sheets.

     The Note is in the principal amount of $7,000,000 and bears interest at a rate of 10% per annum. Under the Note, we are required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest through December 2002; however, we have the option of electing not to make such monthly payments, in which case rights to exchange the monthly payment amount and accrued interest for common stock automatically accrue to the holder of the Note (the "Holder"). We have filed a registration statement (the "Registration Statement") registering the resale of the common stock issuable to the Holder upon exercise of this exchange right; however, this exchange right will not be exercisable by the Holder until the Registration Statement becomes effective. Because of the favorable conversion rate included in the Note, we anticipate that, once the Registration Statement becomes effective, the Holder will exercise its exchange rights under the Note as they accrue. Assuming all exchange rights are exercised soon after they accrue, we will be able to draw from restricted cash approximately $145,834 in cash each month until the Note is paid in full in December 2002. This amount, together with cash flow from sales of titanium dioxide nanoparticles which are anticipated to begin during mid-2001, is expected to provide adequate working capital. We will require additional financing in order to expand our nanoparticle production facility when, and if, current capacity cannot keep pace with product sales and to continue our accelerated development work on the titanium processing technology and the Tennessee mineral property.

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the sufficiency of the Company's working capital, development of the titanium processing technology and assets, the centrifugal jig or any mineral properties, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

     Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the centrifugal jig, development risks associated with the Tennessee mineral property, risks related to the Company's proposed development and exploitation of the titanium processing technology and assets and uncertainties regarding the Company's ability to obtain capital sufficient to pursue its proposed business strategy. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended on Form 10-K/A.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K
                  -------------------
                        We filed a Current Report on Form 8-K on March 23, 2001 in which we reported our decision to change our independent auditors on March 20, 2001. We reported that we dismissed McGovern, Hurley, Cunningham, LLP, Chartered Accountants and that, pursuant to the recommendation of management and the approval of the board of directors and audit committee, we appointed Deloitte & Touche LLP as our auditors for the fiscal year ended December 31, 2000.

                        On March 28, 2001, we filed Amendment No. 1 on Form 8-K/A amending our Current Report on Form 8-K filed on March 23, 2001. We filed the amendment to more clearly state that there were no specified disagreements between us and our independent auditors during the fiscal years ended December 31, 1999 and December 31, 1998 and the subsequent interim period ended March 20, 2001.

                        On April 18, 2001, we filed Amendment No. 1 on Form 8-K/A amending our Current Report on Form 8-K dated December 15, 2000 filed with the SEC on December 26, 2000 in order to attach a copy of the Exhibits containing conformed signature pages.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Altair International Inc.



     May 14, 2001      By:   /s/ William P. Long
         Date                ------------------------------
                                 William P. Long, President



     May 14, 2001      By:   /s/ Edward H. Dickinson
         Date                ------------------------------------------------
                                 Edward H. Dickinson, Chief Financial Officer


                                  EXHIBIT INDEX


                 Exhibit                                                                  Incorporated      Filed
                   No.                       Exhibit                                      by Reference     Herewith
                ----------     --------------------------------------------------------- --------------  -------------
                  3.1          Articles of Incorporation of the Registrant                     (1)
                  3.2          Amendment to Articles of Incorporation of the                   (2)
                               Registrant dated November 6, 1996
                  3.3          Bylaws of the Registrant                                        (1)
-----------------------


(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10-SB/A filed with the Commission on December 23, 1996.