Form 10-K/A
period 2000-12-31
ALTAIR INTERNATIONAL INC
filed 2001-06-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   -----------
                                (Amendment No. 4)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                             -----    -----
                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                      1-12497                      None
   ------------------         --------------------         ------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

         Altair International Inc. ("Altair") is filing this Amendment No. 4 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the SEC on April 2, 2001, as amended by Amendment No. 1 filed on April 17, 2001, Amendment No. 2 filed on May 2, 2001 and Amendment No. 3 filed on May 9, 2001, for the following purposes:

o to revise Item 1 (Business) to more accurately and completely describe Altair's Tennessee mineral property, Altair's titanium processing technology and Altair centrifugal jig;
o             to revise Item 2  (Property),  Item 8  (Financial  Statements  and
              Supplementary Data) and Item 7 (Management's Discussion and Analysis) to conform the descriptions of the Tennessee mineral property in the notes in the financial statement to the revised descriptions in Item 1;
o to revise Item 13 (Certain Relationships and Related Transactions) in order to describe the dollars value of a contract between Altair and a member of the board of directors of one of Altair's subsidiaries; and
o to revise Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) to update the Exhibit Index and description of the financial statements.

         In order to facilitate understanding of the Form 10-K, in addition to inserting the information described in the preceding paragraph, this Amendment restates in its entirety all information contained in prior amendments to the Form 10-K. Sections of the Form 10-K not identified above as having been revised are being restated without amendment. All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

                               INDEX TO FORM 10-K
                               ------------------

Item 1:    Business..........................................................................................1

Item 2.    Properties.......................................................................................24

Item 3.    Legal Proceedings................................................................................24

Item 4.    Submission of Matters to a Vote of Security Holders..............................................25


PART II.....................................................................................................25

Item 5.    Market for the Common Shares and Related Shareholder Matters.....................................25

Item 6.    Selected Financial Data..........................................................................26

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............27

Item 8.    Financial Statements and Supplementary Data......................................................32

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............32

Item 10.   Directors and Executive Officers of the Registrant...............................................32

Item 11.   Executive Compensation...........................................................................34

Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................37

Item 13.   Certain Relationships and Related Transactions...................................................38

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................39

                                     PART I
                                     ------

This Annual Report on Form 10-K for the year ended December 31, 2000 (this "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "common shares") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.


Item 1:      Business

         Certain technical terms used in the following description of our business are defined in a glossary set forth on page 15. We have identified such terms by italicizing them the first time they are used in the text. Unless the context requires otherwise, all references to "Altair," "we," "Altair International Inc.," or the "Company" in this Form 10-K refer to Altair International Inc. and all of its subsidiaries.

         In relation to the Tennessee mineral property, Altair is an exploration stage company (as defined in Guide 7 promulgated under the Securities Act of 1933, as amended), and there is no assurance that a commercially viable mineral deposit exists on the Tennessee mineral property or any other property leased by Altair. We will cease to be an exploration stage company with respect to the Tennessee mineral property only when and if we have established the existence of a commercially minable deposit.

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

         During 1996, we acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "jig"). The jig is a machine that uses a rotating circular screen and pulsating water to separate valueless mineral particles from more valuable mineral particles based on the differences in their specific gravity. In tests, the jig has proven capable of segregating and recovering extremely fine mineral particles. We are presently testing and customizing the jig for use in the recovery of heavy minerals such as titanium and zircon, and we believe that the jig could also be used to recover other minerals such as gold and for environmental remediation. See "--Jig Technology and Proprietary Rights."

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

         The purchase price for the titanium processing technology and titanium processing assets was $9,625,500. In addition, the Asset Purchase and Sale Agreement also requires us to pay to BHP, until the earlier of November 15, 2014 or the date we have paid an aggregate royalty of AUD$105,000,000, a quarterly royalty equal to:

o 1.5% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by Altair or a transferee at Altair's mineral properties in Tennessee;

o 1.5% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by BHP or any affiliate of BHP at a specified heavy mineral sand operation located near Auckland, New Zealand;

o 3% of the international market price of all uncoated TiO2 pigment produced and sold as a result of the use of the titanium processing technology by Altair or a transferee of Altair at any location other than its Tennessee mineral property or BHP's Auckland, New Zealand heavy mineral sand operation; and

o 3% of the sales proceeds (F.O.B. Altair's facility, reduced by the amount of product returns) received by Altair or a transferee of Altair from the sale of any products other than TiO2 pigment produced through its use of the titanium processing technology.

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

         Description  of  the  Titanium  Processing  Technology.   Our  titanium
processing technology is capable of producing conventional TiO2 pigment products. Conventional TiO2 pigments are finely-sized powders consisting of TiO2 crystals. These crystals may be either anatase or rutile phase (shape) and approximate 0.18 to 0.22 microns in size. Our titanium processing technology is also capable of producing TiO2 nanoparticles, a specialty product with a size range of 10 to 100 nanometers (approximately one tenth the size of conventional pigments). We plan to initially use the processing plant to produce TiO2 nanoparticles.

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

         Plans for Development of the Titanium Pigment Processing Technology. The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and TiO2 nanoparticles, which are sold on specialty product markets. Our plan is to first concentrate on development of TiO2 nanoparticle products, which may be produced and sold in commercial volumes utilizing the in-place, 200 ton per year, plant in Reno. In the future, we will work to commercialize a titanium pigment production capability - an activity which we hope to do in conjunction with an as yet unidentified industry partner.

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

         Target Market for Products of the Titanium Processing Technology. TiO2 nanoparticles are marketed and sold as specialty chemicals. End users typically work closely with suppliers to set product specifications, which may or may not be subsequently certified for individual applications. Very little TiO2 nanoparticle product is sold as a fungible "shelf-item" product.

         Altair's plan for TiO2 nanoparticle market entry has been to prepare a suite of products that have a range of physical and chemical properties. Potential TiO2 nanoparticle end users are invited to test our basic products and to separately work with us so that we may tailor a nanoparticle product for their particular use. We have filled 130 requests for samples of nanoparticle products from the 230 companies that have contacted us. Based on third party inquiries, testing of and interest in our TiO2 nanoparticles is seemingly most advanced in applications for batteries (lithium titanate), thermal sprays
(TiO2), and catalysts (both TiO2 and yettrium stabilized zircon). These are applications from which we hope to make our first volume commercial sales.

         Research, Testing and Development of the Titanium Processing Technology. Our titanium processing technology is the result of several years of research and development work done by BHP. We are continuing the research and development work to both improve the process and to develop commercial applications for it. Such work will be conducted by the former BHP employees who became employees of the Company on January 1, 2001.

         In addition, we are engaged in joint research and development efforts with potential customers and other interested parties. For example, in August 2000, we entered into an agreement with the Massachusetts Institute of Technology ("MIT") to carry on joint research to develop a nanostructured fuel cell system for direct hydrocarbon conversion. The research program uses wafer thin sheets of TiO2 and yettrium stabilized zircon produced by Altair in conjunction with novel nanostructured anode and cathode catalysts developed by MIT.

         The Titanium Processing Technology and Proprietary Rights. BHP has filed numerous patent applications with the United States Patent and Trademark Office with respect to our titanium processing technology and has transferred the rights to such applications to us. Such applications are in the review process, and no patents with respect to the titanium processing technology have been granted to date.

                  Competition--the Titanium Processing Technology. Our titanium processing technology is fundamentally different from current commercial processing techniques. Other processes are based on either a precipitation of particles from aqueous solution or the formation of crystallites from molten droplets of titanium oxide generated in high temperature flame reactors. Our process is a dense-phase crystal growth technique which controls crystal formation using a combination of mechanical and fluid dynamics and chemical and thermal control.

         Our process permits exceptional control over particle size, shape, and crystalline form. Our titanium processing technology produces discrete anatase crystals in nanometer sizes that are thermally stable at 800 degrees Centigrade for 100 hours or more. By remaining stable in high-temperature processing, nanoparticles produced by our titanium processing technology retain the desired nanoparticle size and crystalline phase. In addition, our technology is designed to reduce process effluents needing environmental remediation and to accept a wide variety of naturally occurring titanium feed stocks.

         We have not operated the titanium processing technology at a commercial scale. Accordingly we cannot describe processing efficiencies and costs associated with our titanium processing technology or compare such efficiencies and costs to those of competitors.

         In addition, our ability to capitalize on and develop our technology may be limited by the limited amount of capital we have available and our lack of operating history (particularly our lack of existing customer relationships). There are approximately ten significant producers of TiO2 nanoparticles in the world, the largest of which supplies approximately 20% of the market. Competing nanoparticle producers are financially strong corporations who enjoy established customer relationships and operating histories.

Tennessee Mineral Property
--------------------------

         Description of the Tennessee Mineral Property. The Tennessee mineral property consists of approximately 14,000 acres of land containing fine, heavy minerals that we have leased (or have binding commitments to lease) in or near Camden, Tennessee.

         Prior to our beginning to acquire leases on the Tennessee mineral property in 1996, sections of the Tennessee mineral property were leased or owned by each of E.I du Pont de Nemours and Company (from 1950 to 1954), KerrMcGee Corporation (from 1975 to-1989), and BHP Minerals International Inc. (from 1991 to 1994). Each of these predecessors engaged in drilling, sampling and other exploratory activities on the Tennessee mineral property but, based upon such predecessors particular circumstances and the economics of the period, elected to stop work and relinquish property rights.

         The  topography  of  the  Tennessee   mineral   property   consists  of
vegetation-covered rolling hills comprised of sands deposited in an ancient beach environment. Minerals on the Tennessee mineral property occur in the Cretaceous McNairy formation, and heavy minerals comprising 2% to 8% of the sand (by weight) are typical. The mineralized sands on the Tennessee mineral property have not yet been proven to be a reserve (as defined in Regulation S-K, Item 802, Guide 7 promulgated under the Exchange Act), and our limited operations and proposed plan with respect to it are exploratory in nature.

         Research and Exploration on the Tennessee Mineral Property. From 1996, our exploration activities on the Tennessee mineral property have included geologic mapping, collection of bulk samples for metallurgical testing, drilling of 156 auger holes between 30 and 100 feet deep and preparation of geologic models. Our geologic model also incorporates 40 drill holes completed by an earlier exploration company.

         During 1997, we collected approximately 5,000 pounds of representative sand for testing from an exposed sand horizon. This sample was processed by an independent Florida heavy sands producer and Altair to produce representative samples of market-quality products. The sample results were reviewed by an independent consulting group hired by us to prepare a pre-feasibility study of approximately 4,700 acres of the Tennessee mineral property known as the "Camden Property." The consultants examined heavy mineral suites from the Camden Property (prepared from sands naturally containing about 4% heavy minerals and 96% quartz) and found that titanium bearing minerals constitute about 65% of the total heavy mineral portion of the suite, zircon accounted for 15% of the heavy mineral portion of each suits and the remainder was non-valuable heavy minerals. The study, completed in July 1998, also indicated that market-quality ilmenite, rutile and zircon products could be produced from such heavy minerals suites and that markets currently exist for such products.

         In August 1998, based on the consultant's pre-feasibility report, we commenced additional feasibility testing. To date, we have constructed and placed into operation a pilot test facility on the Tennessee mineral property. To the extent initial stages of our feasibility testing yields positive results, we expect our feasibility testing to involve, among other things, the following:

o operating the pilot mining facility to determine mineral recovery efficiencies and the quality of end products;
o drilling and sampling in order to more accurately determine the quantity, quality and continuity of minerals on the Tennessee mineral property;

o examining production costs and the market for products produced at the pilot facility;
o designing and pricing construction costs associated with any proposed mining facility;
o identifying and applying for the permits necessary for any proposed full-scale mining facility; and
o attempting to secure financing for any proposed full-scale mining facility.

         Subsequent to completion of the 1998 pre-feasibility study, our further exploration of the Tennessee mineral property has suggested the existence of additional heavy mineral sands in an area northwest of the Camden Property known as "Little Benton." Preliminary data indicate that Little Benton contains mineralization similar to the Camden Property. We have approximately 7,900 acres under lease in the Little Benton area and intend to conduct further testing in the future.

         During 2000, we incurred $1,217,966 in exploration expenditures on the Tennessee mineral property, and in 1999, we incurred $689,594 in exploration expenditures on the Tennessee mineral property. To date, we have incurred $3,239,018 in total expenses on our exploration of the Tennessee mineral property. Expenditures have been incurred for pilot plant design, fabrication and site preparation, leasehold minimum advance royalty payments, and other related exploration activities. We anticipate spending between $700,000 and $3,700,000 exploring the Tennessee mineral property during 2001. The amount of future expenditures will depend upon the availability of financial capital and the results of our ongoing feasibility testing.

         Competition--the Tennessee Mineral Property. Based on the exploratory work done to date, we anticipate that the saleable products which could be produced from the Tennessee mineral property are ilmenite, rutile and zircon. Ilmenite, which may contain 40% to 70% titanium dioxide, is used in the production of titanium dioxide pigment, a specialty chemical used principally as a whitener and opacifier for paper, plastics and paint. According to the U.S. Geological Survey, ilmenite is the most abundant naturally occurring, commercially produced titanium mineral and supplies approximately 90% of the world demand for titaniferous material. Such demand is projected to increase at an annual rate of 2%-3% for the foreseeable future. The value of titanium mineral concentrates consumed in the United States in 2000 was approximately $530 million. There are presently two entities in the United States which produce ilmenite concentrate from heavy mineral sands and virtually all production is used by four titanium pigment producers whose plants are primarily located in the southeastern U.S. Pigment producers use various methods to process ilmenite concentrate into titanium dioxide pigment and require that the concentrate feedstock meet certain chemical and size criteria applicable to the process being used.

         Rutile, which generally contains greater than 95% titanium dioxide, is also used in the production of titanium dioxide pigment. In pigment products, its processing costs are significantly less than ilmenite due to the higher concentration of titanium dioxide. Although this greatly enhances its market value, rutile is much less abundant than ilmenite, representing approximately 5% of the total heavy minerals contained in the Tennessee mineral property.

         Zircon, which is used in ceramic, refractory and foundry applications, represents approximately 15% of the heavy minerals contained in the Tennessee mineral property. Zircon sand is currently being produced at three mines in the southeastern U.S. and in several countries around the world. Titanium-bearing minerals and zircon are commonly found and mined together.

Location and Status of  Work on the Tennessee Mineral Property.
--------------------------------------------------------------

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

         Altair has an operating pilot plant on the Camden lease block. Pilot plant operations are fully permitted with the state of Tennessee and federal agencies. The plant includes dedicated electrical service, a lay-down area for heavy mineral sand samples, and a combined water storage/sand placement structure. Plant elements include a feed system, conveyors, trommel, two stages of cyclonrs, and a five stage spiral plant.

                                [OBJECT OMITTED]
                          [TENNESEE MINERAL PROPERTY]

The Jig
-------

         Description of the Jig. The Altair Centrifugal Jig segregates particles based on differences in their specific gravity. Such technology may be categorized as a "gravity separation" process. Gravity separators are widely used in minerals beneficiation because of their relative simplicity, low cost of operation and ability to continuously treat large tonnage throughput. Preliminary demonstration tests conducted by Altair and a previous owner of the jig suggest that the jig may be commercially useful in a number of applications, including:

         o Recovery of ultra fine gold from waste streams or former tailings;
         o Recovery of zircon, rutile, ilmenite, leucoxene, and other valuable fractions from heavy mineral sand operations;
         o        Sulfur and ash removal from fine coal;
         o        Recovery of tin and iron ore fines from fine tailings;
         o Concentration of heavy minerals, such as anatase, aparite, barite, cassiterite, chromite, columbite, industrial diamonds, fluorite, various garnets, monazite, tantalite and wolframite; and
         o        Remediation of nuclear waste.

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

         How the Jig Works. A conventional jig separates a slurry of mineral particles as it flows across the top of a screen. Water is periodically pulsed up through the screen to eliminate interparticle friction and allow differential settling according to the variations in the net specific gravities of the ore. Heavier minerals are allowed to pass downward through the screen while lighter materials flow across the screen to a discharge point. The jig operates according to conventional jig principles except that the screen surface is cylindrical and is rotated to subject the particles to centrifugal forces. As currently designed, materials to be processed by the jig are introduced into the top of the jig in a slurry mix with water. The slurry is diffused across the top of the interior of a vertical cylindrical screen which is rotating. Water is pulsed through the screen allowing differential separation in the slurry material. Heavy particles pass through the screen, are collected, and exit the machine in a "concentrate" stream. Lighter particles flow down the screen interior, are collected and exit out the bottom of the machine in a separate "tails" stream. Use of the jig requires no chemical additives.


         In operation, the jig utilizes a combination of standard mechanical jig and centrifugal technologies. The jig is of simple mechanical design with few wear surfaces. To compete as a viable commercial unit, the jig must perform reliably over long time periods. The 600+ hours that we have tested and operated the Series 30 Jig is insufficient to give assurance as to the length of the operating life of the jig.

         Target Markets for the Jig. In the long run, the jig may potentially be useful for a number of applications. We believe that the most promising market for the jig in the short run is for use in processing of heavy mineral sands in order to recover heavy minerals, particularly zircon and titanium.

         The primary valuable minerals produced from heavy mineral sands are titanium and zircon. Titanium is used primarily as a basic component of titanium dioxide, a pigment used principally as a whitener and opacifier for paper, plastics, and paint. Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. The domestic and international markets for both of these products and well established. Both are commodities traded in bulk, usually under long-term contracts, and are also sold in 50-100 lbs. bags, usually traded as a spot-priced product. The U.S. Geological Survey has reported that the value of titanium mineral concentrates consumed in the United States in 2000 was approximately $530 million. The U.S. Geological Survey estimates zirconium production for the United States at approximately 100,000 metric tons in 2000, representing a market value of approximately $34 million. There can be no assurance that testing will demonstrate that the jig can economically extract heavy minerals from heavy minerals sands or that the jig will prove attractive to end users.

         Research, Testing and Development of the Jig. Verification testing with the Series 12 Jig suggests the jig's potential for recovering zircon from heavy mineral sand dry mill tails in Florida. In Phase 1 and 2 trials conducted by Altair involving separation of commercial grade zircon products from mineral sands, the Series 12 Jig withdrew a larger portion of zircon from the feed ore than other mineral sands processing equipment in use today. In tests on zircon/alumina silicate feeds conducted by Altair, the Series 12 Jig has yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit. We have also conducted tests of the Series 12 jig at our Reno test facility. Fine titanium-bearing heavy mineral sands were processed through the jig with resulting titanium recovery rates of 86% and heavy mineral grades of 80%.

         We have conducted preliminary testing of our Series 30 Jig at a mineral recovery plant operated by a large heavy mineral sand producer located in northern Florida. Results of the testing indicate that the Series 30 Jig is capable of producing separation results comparable in efficiency to those of the Series 12 Jig for zircon concentrates. The Series 30 Jig, however, is designed to be capable of processing 500 tons of solids per day, or more than four times the throughput capacity of the Series 12 Jig. The volumes of solids per day that the Series 30 and Series 12 Jigs are actually capable of processing on a sustained commercial basis have not been established. We have also begun design work for a larger jig that would have over twice the processing capacity of the Series 30 Jig. Such increased capacity would enhance the jig's commercial potential for high volume applications such as coal washing and recovery of iron ore fines.

         The jig has multiple operating parameters, primarily rotational speed, pulsing pressure, and screen characteristics, which must be adjusted to fit the processing requirements of the particular feed stream being treated. More extensive testing is needed to identify the most efficient operating parameters for specifically identified applications. Furthermore, demonstration of sustained operation is critical to marketing efforts. We are assessing our options for furthering development of the jig and may consider selling the jig technology or licensing it to others. In the meantime, we plan to continue development work on a limited basis utilizing available resources. We expect that such development work will focus on equipment design and amenability testing of mineral ores using Series 12 and Series 30 Jigs located in Northern Florida and our test facility in Reno, Nevada. We also intend to incorporate the jig into the pilot plant testing process at our Tennessee mineral property for use in the recovery of titanium and zircon.

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

         Competition for the Jig. Various mineral processing technologies perform many functions similar or identical to those for which the jig is designed. Minerals processing technologies are generally predicated on the physical and chemical characteristics of the materials being processed. A minerals processor may exploit contrasts in size, specific gravity, hardness, magnetic susceptibility, electrical conductivity, and similar characteristics to selectively extract and concentrate mineral constituents. Minerals processors also exploit variations in chemical reactivity and molecular affinity to selectively separate minerals.

         The jig competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Competing technologies and product include the following:

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

         Jig-Like Products. The jig currently faces several forms of competition in the commercial segregation of dense particles contained in feeds between 150 and 400 mesh, including the Kelsey jig, Falcon concentrators and the Knelsen batch concentrator unit, which are currently being used worldwide.

o The Kelsey jig was developed in Australia and, although more complicated than the jig, incorporates similar centrifugal and jig technologies. According to the Kelsey jig's manufacturer, Geo Logics Pty. Ltd., Kelsey jigs are in service at 25 plants worldwide.

o The Falcon concentrator was developed in Canada and is used mainly for pre-concentration and scavenging. A centrifugal device, its applications to date has been in the gold and tantalum industries.

o The Knelsen Bowl was developed in Canada and is a batch concentrator rather than a jig. (A batch concentrator differs from the jig in that it process a finite "batch" of material, is completely emptied, and then processes a completely new finite batch, while the jig processes a continuous flow of materials). Our understanding is that the Knelsen Bowl is best suited to small volumes. Knelsen Bowls have been installed in various mining applications, primarily gold, throughout the world.

         Long term testing needs to be completed to accurately define operating costs and operating efficiencies associated with the jig as compared to competing products. Results from further tests or actual operations may reveal that these alternative technologies and products are better adapted to any or all of the uses for which the jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative technologies as technically superior to, or more cost effective than, the jig.

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

         Future Development of the Jig. We have concluded that, in the foreseeable future, our limited human and financial resources can most effectively be utilized in the development of the titanium processing assets and titanium processing technology and the Tennessee mineral property. Consequently, we are assessing our options for furthering the development of the jig and may consider selling the jig technology or licensing it to others who have adequate resources to complete development of the jig, establish marketing and distribution channels and initiate manufacturing. In the meantime, we expect to continue development work, primarily equipment design, on a limited basis.

Subsidiaries.
-------------

         Altair International Inc.1 was incorporated under the laws of the province of Ontario, Canada in April 1973.

         Fine Gold was acquired by Altair in April 1994. Fine Gold has received no operating revenues earned to date. Fine Gold acquired the intellectual property associated with the jig in 1996. Another wholly-owned subsidiary, formerly known as Carlin Gold Company, is now operated under the name Mineral Recovery Systems, Inc. Altair intends that Fine Gold will hold and maintain jig technology rights, including patents.
         MRS was incorporated by Altair in April, 19872. MRS previously has been involved in the exploration for minerals on unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. MRS currently holds, directly or indirectly, all of Altair's interest in the Tennessee mineral property, and Altair intends that MRS will continue to lease or acquire and explore mineral properties in the future, particularly properties that contain minerals that may be processed with the jig.
------------------
1        The Company was  incorporated in April 1973 under the name  Diversified
Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, to Altair International Gold Inc. in March 1994, and to Altair International Inc. in November 1996.
2        MRS was  formerly  known as Carlin  Gold  Company.  The name change was effective in June 1996.

         Altair Technologies, Inc. was incorporated in 1998 as a wholly-owned subsidiary of MRS and holds all of the Company's interest in our titanium pigment processing technology and related assets. The remaining 100% owned subsidiaries do not presently have any assets or operations.

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

         On January 1, 2001, we hired fourteen former BHP employees who had been involved in developing the titanium processing technology, and we also hired a general counsel. During 2001, we expect to hire sales, marketing and production employees for the titanium pigment processing business. The quantity and timing of new hires will be dependent on business activity. We do not otherwise anticipate that the number of Company employees will significantly increase until we have sufficient sales and business activity to warrant it.


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

         Lithium titanate is a compound of lithium, titanium and oxygen.

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

         Suite means an assemblage of minerals which naturally occur together (i.e. a mineral suite).

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

         Yettrium is an element on the periodic table.

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

         Among the key factors that may have a direct bearing on our operating results are risks and uncertainties described under "Factors That May Affect Future Results," including those attributable to the absence of operating revenues or profits, uncertainties regarding the development and commercialization of the jig, uncertainties regarding the quality, quantity and grade of minerals on the Tennessee mineral property, risks related to our proposed development and exploitation of our titanium processing technology and titanium processing assets and uncertainties regarding our ability to obtain capital sufficient to continue our operations and pursue our proposed business strategy.

Factors that May Affect Future Results.
---------------------------------------


We have not generated any operating revenues and may not ever generate significant revenues.
--------------------------------------------------------------------------------

         To date, we have not generated revenues from operations. We have not generated revenues from the jig and are scaling back development efforts in the near future. We have had only one sale of our TiO2 nanoparticles and have not completed exploration of the Tennessee mineral property. We can provide no assurance that we will ever generate revenues from the jig or the Tennessee mineral property or that we will generate significant revenues from the titanium processing technology.

We may continue to experience significant losses from operations.
-----------------------------------------------------------------

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

We may not be able to raise sufficient capital to meet future obligations.
--------------------------------------------------------------------------

         As of March 31, 2001, we had $703,796 in unrestricted cash and $4,056,348 in restricted cash that is securing a letter of credit and is scheduled to be released as the outstanding principal balance is reduced. We believe that the unrestricted cash we currently possess is sufficient to fund our basic operations through June 30, 2001. In the absence of significant revenue, this amount of capital will likely prove insufficient to complete the testing and additional development work necessary to place the titanium processing technology into continuous operation. In addition, we will likely need additional capital for testing and development of the jig or exploration of the Tennessee mineral property. If we determine to construct and operate a mine on the Tennessee mineral property, we will need to obtain a significant amount of additional capital to complete construction of the mine and commence operations.

         We may not be able obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

|X|      market  factors   affecting  the   availability  and  cost  of  capital
         generally;
|X|      our financial results;
|X|      the amount of our capital needs;
|X|      the market's perception of mining, technology and/or minerals stocks;
|X|      the economics of projects being pursued;
|X| industry perception of our ability to recover minerals with the jig or titanium processing technology or from the Tennessee mineral property; and
|X|      the price, volatility and trading volume of our common shares.

If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities, and may be forced to discontinue operations.

Our competitors may be able to raise money and exploit opportunities more rapidly, easily and thoroughly than we can.
--------------------------------------------------------------------------------

         We have limited financial and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. Because of their size, resources, reputation, history and other factors, certain of our competitors may have better access to capital and other significant resources than we do and, as a result, may be able to exploit acquisition and development opportunities more rapidly, easily or thoroughly than we can.

The common shares issued upon exchange of the Exchangeable Term Note may dilute existing shareholders.
--------------------------------------------------------------------------------

         We do not presently have the capital to redeem the monthly payments required by the 10% Asset-Backed Exchangeable Term Note dated December 15, 2000 (the "Exchangeable Term Note"). If we do not redeem such monthly payments, the holder of the Exchangeable Term Note has the right to exchange the monthly payment amounts into common shares at an exchange price equal to the lesser of $3.00 (subject to adjustment) and the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right is exercised. Because the exchange price is tied to the market price of our common shares, the number of shares issuable upon exercise of exchange rights increases significantly as the market price of our common shares falls below $3.00 and would approach infinity if the market price of our common shares approached zero. For example, if the market price of our common shares were to drop to $.50 and remain at that level throughout the term of the Exchangeable Term Note, the holder would receive approximately 15,458,332 common shares (or approximately 44.5% of the common shares that would be outstanding after the issuance) upon exercise of all exchange rights accruing under the Exchangeable Term Note.

The exercise of exchange rights under the Exchangeable Term Note may place downward pressure on the market price of our common shares and encourage short selling.
--------------------------------------------------------------------------------

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

We have pledged substantial assets to secure the Exchangeable Term Note.
--------------------------------------------------------------------------------

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

Operations using the titanium processing technology, the jig or the Tennessee mineral property may lead to substantial environmental liability.
--------------------------------------------------------------------------------

         Virtually any proposed use of the titanium processing technology, the jig or the Tennessee mineral property would be subject to federal, state and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. We might use hazardous substances and, if we do, we will be subject to substantial risks that environmental remediation will be required.


Certain of our experts and directors reside in Canada and may be able to avoid civil liability.
--------------------------------------------------------------------------------

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

The market price of our common shares is extremely volatile.
------------------------------------------------------------

         Our common shares have been listed on the Nasdaq National Market since January 26, 1998. Trading in our common shares has been characterized by a high degree of volatility. Trading in our common shares may continue to be characterized by extreme volatility for numerous reasons, including the following:

|X|      Uncertainty   regarding  the  viability  of  the  titanium   processing
         technology, the jig or the Tennessee mineral property;

|X| Continued dominance of trading in our common shares by a small number of firms;

|X|      Positive or negative announcements by us or our competitors;

|X| Industry trends, general economic conditions in the United States or elsewhere, or the general markets for equity securities, minerals, or commodities; and

|X| Speculation by short sellers of our common shares or other persons (such as the holders of the Exchangeable Term Note) who stand to profit from a rapid increase or decrease in the price of our common shares.


Future sales of currently restricted securities or common shares subject to outstanding options may affect the market price of our common shares.
--------------------------------------------------------------------------------

         In general, Rule 144 of the Securities Act provides that outstanding restricted common shares of Altair may be sold subject to certain conditions beginning one year after issuance and, unless held by an affiliate of Altair, may be sold without limitation beginning two years after issuance. Future sales of currently restricted securities may have a negative effect on the market price of our common shares.

         In addition, shares issued upon exercise of options granted pursuant to our employee stock option plans are presently registered under the Securities Act. Subject to certain restrictions on resale by affiliates, such shares may be sold without restriction. The sale of any substantial number of common shares may have a depressive effect on the market price of our common shares.

We have never declared, and are currently prohibited from declaring, a dividend.
--------------------------------------------------------------------------------

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

We may not be able to sell nanoparticles produced using the titanium processing technology.
--------------------------------------------------------------------------------

         In the short run, we plan to use the titanium processing technology to produce titanium dioxide ("TiO2") nanoparticles. TiO2 nanoparticles are TiO2 crystals that are approximately one-tenth the size of conventional pigmentary TiO2 particles. Because of their small size, photocatalytic and ultraviolet shielding capabilities and other unique characteristics, TiO2 nanoparticles sell at a much higher price than conventional TiO2 particles and are used in products such as specialty surface coatings, UV protectant cosmetics and battery components.

         TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no long-term agreements with end users to purchase any of TiO2 nanoparticle products. If we are unable to customize our TiO2 nanoparticle products to the satisfaction of customers or otherwise unable to obtain any long-term commitments from end-users of our TiO2 nanoparticle products, we may be unable to recoup our investment in the titanium processing technology and titanium processing equipment.

         In addition, the uses for such nanoparticles are limited, and the market for such nanoparticles is small, estimated at 3,800 tons per annum. In light of the small size of the market, we may not be able to profitably market any proposed nanoparticle products for any of the following reasons:

o        there may be insufficient demand for such products;

o despite strong initial demand for any such products, the market for such products may contract as a result of a decrease in demand for goods incorporating such products or other event;

o the increased supply of such products as a result of our entrance into the market may cause the price to drop, reducing or eliminating profitability; and

o competing entities may begin producing, or increase their production of nanoparticles, causing the price to drop or displacing potential sales.


Our  costs  of  production  may  be so  high  as to  prevent  us  from  becoming profitable.
--------------------------------------------------------------------------------

         We have not produced any mineral products using the processing technology and equipment on a commercial basis. Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, competitors may be able to sell TiO2 and other products at a lower price than is economical for Altair.

         In addition, even if our initial costs are as anticipated, the titanium processing equipment may break down, prove unreliable or prove inefficient in a commercial setting. If so, related costs, delays and related problems may cause production of TiO2 nanoparticles and related products to be unprofitable.

Pending patent applications may be denied or may provide inadequate protection.
--------------------------------------------------------------------------------

         BHP Minerals has filed patent applications with the United States Patent and Trademark Office with respect to the titanium processing technology and has transferred the rights to such applications to Altair. Such applications are being reviewed by the Patent and Trademark Office, and no patents with respect to the titanium processing technology have been issued to date. If the applications for any patents related to the titanium processing technology are denied, the value of the titanium processing technology, and any competitive advantage gained from our ownership of the titanium processing technology, will be substantially diminished. We can provide no assurance that pending patent applications will be granted. Even if pending patent applications are issued, we may have insufficient resources to pay legal costs associated with enforcing any patents.

We have not developed a production model of the jig and are presently focusing our resources on other projects.
--------------------------------------------------------------------------------

         We have not developed a production model of any series of the jig. We do not expect to develop a production model of the jig during the coming year and have determined to focus most of our limited resources on the titanium processing technology and the Tennessee mineral property. We may never develop a production model of the jig.

Even if we complete development of the jig, the jig may prove unmarketable and may not perform as anticipated in a commercial operation.
--------------------------------------------------------------------------------

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

         If we complete development of and begin marketing a production model of the Series 30 jig, it may not prove attractive to potential end users, may be rendered obsolete by competing technologies or may not recover end product at a commercially viable rate. Even if technology included in the jig initially proves attractive to potential end users, performance problems and maintenance issues may limit the market for the jig.

The jig faces competition from other jig-like products and from alternative technologies.
--------------------------------------------------------------------------------

         Various jig-like products and alternative mineral processing technologies perform many functions similar or identical to those for which the jig is designed. Results from further tests or actual operations may reveal that these alternative products and technologies are better adapted to any or all of the uses for which the jig is intended. Moreover, regardless of test results, consumers may view any or all of such alternative products and technologies as technically superior to, or more cost effective than, the jig.

Certain patents for the jig have expired, and those that have not expired may be difficult to enforce.
--------------------------------------------------------------------------------

         All of the initial patents issued on the jig have expired, and we are unable to prevent competitors from copying the technology once protected by such patents. Additional patents related to the process through which water is pulsed through the cylindrical screen on the jig expire beginning in 2010, and patents for an efficiency-enhancing aspect of the cylindrical screen expire during 2018. The cost of enforcing patents is often significant, especially outside of North America. Accordingly, we may be unable to enforce even our patents that have not yet expired.

We have not completed examining the feasibility of mining the Tennessee mineral property.
--------------------------------------------------------------------------------

         We are currently in the process of conducting feasibility testing of the Tennessee mineral property. Because we are at an early stage of testing, we are unable to provide any assurance that mining of the Tennessee mineral property is feasible or to identify all processes that we would need to complete before we could commence a mining operation on the Tennessee mineral property. To the extent early feasibility testing yields positive results, we expect feasibility testing to involve, among other things, the following:

o operating a pilot mining facility to determine mineral recovery efficiencies and the quality of end products;
o additional drilling and sampling in order to more accurately determine the quantity; quality and continuity of minerals on the Tennessee mineral property;
o examining production costs and the market for products produced at the pilot facility,
o        designing any proposed mining facility;
o identifying and applying for the permits necessary for any proposed full-scale mining facility; and
o attempting to secure financing for any proposed full-scale mining facility.

     Our test production at the pilot plant, economic analysis and additional exploration activities may indicate any of the following:

o that the Tennessee mineral property does not contain heavy minerals of a sufficient quantity, quality or continuity to permit any mining;
o        that production costs exceed anticipated revenues;
o        that  end  products  do  not  meet  market   requirements  or  customer
         expectations;
o that there is an insufficient market for products minable from the Tennessee mineral property; or o that mining the Tennessee mineral property is otherwise not economically or technically feasible.

Even if we conclude that mining is economically and technically feasible on the Tennessee mineral property, we may be unable to obtain the capital, resources and permits necessary to mine the Tennessee mineral property. Market factors, such as a decline in the price of, or demand for, minerals recoverable at the Tennessee mineral property, may adversely affect the development of mining operations on such property. In addition, as we move through the testing process, we may identify additional items that need to be researched and resolved before any proposed mining operation could commence.

We cannot forecast the life of any potential mining operation located on the Tennessee mineral property.
--------------------------------------------------------------------------------

         We have not explored and tested the Tennessee mineral property enough to establish the existence of a commercially minable deposit (i.e. a reserve) on such property. Until such time as a reserve is established (of which there can be no assurance), we cannot provide an estimate as to how long the Tennessee mineral property could sustain any proposed mining operation.

We may be unable to obtain necessary environmental permits and may expend significant resources in order to comply with environmental laws.
--------------------------------------------------------------------------------

         In order to begin construction and commercial mining on the Tennessee mineral property, we must obtain additional federal, state and local permits. We will also be required to conform our operations to the requirements of numerous federal, state and local environmental laws. Because we have not yet commenced design of a commercial mining facility on the Tennessee mineral property, we are not in a position to definitively ascertain which federal, state and local mining and environmental laws or regulations would apply to a mine on the Tennessee mineral property. Nevertheless, we anticipate having to comply with and/or obtain permits under the Clean Air Act, Clean Water Act and Resource Conservation and Recovery Act, in addition to numerous state laws and regulations before commencing construction or operation of a mine on the Tennessee mineral property. We can provide no assurance that we will be able to comply with such laws and regulations or obtain any such permits. In addition, obtaining such permits and complying with such environmental laws and regulations may be cost prohibitive.

The market for commodities produced using the jig or at the Tennessee mineral property may significantly decline.
--------------------------------------------------------------------------------

         If the jig is successfully developed and manufactured on a commercial basis, we intend to use the jig, or lease the jig for use, to separate and recover valuable, heavy mineral particles. Active international markets exist for gold, titanium, zircon and many other minerals potentially recoverable with the jig. Prices of such minerals fluctuate widely and are beyond our control. A significant decline in the price of minerals capable of being extracted by the jig could have significant negative effect on the value of the jig. Similarly, a significant decline in the price of minerals expected to be produced on the Tennessee mineral property could have a significant negative effect on the viability of a mine or processing facility on such property.

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

         The Tennessee mineral property consists of approximately 14,000 acres of real property located near Camden, Tennessee, which MRS leases (or has binding commitments to lease) from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See the Notes to the Consolidated Financial Statements for information regarding present and future minimum advanced royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided Altair is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The minerals on the Tennessee mineral property has not yet proven to be a reserve, and our operations and proposed plan with respect to it are exploratory in nature. See "Item 1. Business--Tennessee Mineral Property." The Tennessee mineral property is accessed by public roads and, to our knowledge, has not been used in prior mining operations.


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

Fiscal Year Ended December 31, 1999                Low                High
                                       ----------------    ----------------

         1st Quarter                            $6.063             $10.188
         2nd Quarter                             4.000               6.875
         3rd Quarter                             3.531               5.094
         4th Quarter                             3.375               5.188

Fiscal Year Ended December 31, 2000                Low                High
                                       ----------------    ----------------

         1st Quarter                            $3.563              $9.250
         2nd Quarter                             2.000               5.375
         3rd Quarter                             1.000               4.469
         4th Quarter                             0.688               3.375

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

Transfer Agent and Registrar
-----------
-----------------

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

Overview
--------

         From inception through the end of 1993, our business consisted principally of the exploration of mineral properties for acquisition and exploration. During 1994, our focus changed as we became engaged in the acquisition, development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles including gold, titanium, zircon and environmental contaminants. Since that time, we have continued exploring mineral properties on which we might use our patented mineral processing equipment.

         In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 14,000 acres of land in Tennessee. A prefeasibility study issued in July 1998 confirmed the existence of heavy minerals and suggests that the property warrants further exploration. Based on the results of these independent studies, we have initiated additional feasibility testing.

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


Results of Operations.
----------------------

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

Fiscal Year 2000 vs. 1999

         During 2000, we began construction of a mineral processing pilot plant at the Tennessee mineral property. In connection with such construction, we incurred $413,000 of costs for permitting, design and construction of the plant site and ancillary facilities, and $388,000 for design and fabrication of the processing equipment. The equipment was installed and testing at the facility began during the first quarter of 2001. During 2000, we also incurred $417,000 of ongoing costs for exploration work and maintenance of our mineral leaseholds. The costs associated with the Tennessee mineral property are recorded as mineral exploration expenses.

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

         Professional services for the year ended December 31, 2000 increased over the comparable period of 1999 due to legal costs associated with patent reviews and trademark filings related to the titanium processing technology and consulting costs for marketing and production management related to TiO2 nanoparticle products.

         We are depreciating the costs of the titanium processing technology and titanium processing assets acquired from BHP at approximately $61,000 per month. This amount (approximately $732,000 for the year ended December 31, 2000) represents the increase in depreciation expense for the year ended December 31, 2000 over the same period in 1999.

         The purchase price for the titanium processing technology and titanium processing assets was 15,000,000 Australian dollars ("AUD$") (U.S.$9,625,500) and was payable in four equal installments. The first installment was paid at closing in November 1999, the second and third installments were paid on May 12, 2000 and the remaining payment was paid on August 1, 2000. Since the purchase price was payable in Australian dollars, the liability to BHP was subject to exchange rate fluctuations. From December 31, 1999 to March 31, 2000, the
American dollar strengthened significantly against the Australian dollar, resulting in a gain on foreign exchange of approximately $559,000. From April 1, 2000 through June 30, 2000, the American dollar strengthened further, resulting in a gain on foreign exchange of approximately $237,000. When the final payment was paid on August 1, 2000, an additional foreign exchange gain of approximately $69,000 was realized, resulting in a total foreign exchange gain on the purchase of the titanium processing technology and titanium processing assets of approximately $865,000 for the year ended December 31, 2000.

         Interest on long-term debt increased by $79,000 in the year ended December 31, 2000 over the comparable period of 1999 due to interest paid in connection with the rescheduling of the second installment due BHP from February 15, 2000 to May 15, 2000. It further increased by $129,000 due to interest charges associated with a $7,000,000 Asset-Backed Exchangeable Term Note which we issued in December 2000 (see "Liquidity and Capital Resources" for discussion of this note).

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

         Mineral exploration costs decreased by approximately $80,000 in 1999 due to a reduction in the exploration expenditures in the Little Benton area of the Tennessee mineral property. We explored the Little Benton area in 1998, incurring costs for sampling and other test work, and discovered additional heavy mineral sands.

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

Carrying Value of Assets

         We have recorded our investments in the titanium processing technology and titanium processing assets and the centrifugal jig at actual cost. We depreciate such assets using the straight-line method over their estimated useful life. The asset carrying value is the actual costs less accumulated depreciation. We assess the carrying values of these assets on a quarterly basis by comparing the undiscounted cash flows expected to be generated by the assets to the carrying costs of the assets. In order to determine the cash flows related to these assets, we use the information and feedback obtained from prospective customers together with general information as to product markets, competitive forces and our production capability to arrive at assumptions with respect to sales volumes and pricing. We next estimate costs of sales based on engineering analysis and actual experience. Operating margins are then calculated based on these assumptions and compared to the carrying cost of the assets. Delays in revenue generation may make the recoverability of our assets less likley.

         When we acquired the titanium processing technology and titanium processing assets from BHP, the core technology for producing titanium dioxide nanoparticles was completely developed. A pilot plant was under construction, and we believed the titanium processing technology and titanium processing assets had near-term commercial value. We expected to complete the pilot plant as a processing facility and begin generating sales revenues through nanoparticle product sales in 2000. We completed construction of the processing facility during 2000, and, to date, we have filled 130 requests for samples of nanoparticle products from the 230 companies that have contacted us. However, we underestimated the length of time required for sample analysis and product acceptance by these prospective customers and by their customers and, as a result, we were able to make only a single, small sale of nanoparticles in 2000. We presently estimate that significant nanoparticle sales will begin during the second half of 2001 and that cash flows from future nanoparticle sales will be in excess of the carrying value of the assets. The delay in sales, combined with cash outlays for construction and operation, has affected our cash position and financing plans as more fully described in "Liquidity and Capital Resources" below.

         We intend to use our centrifugal jig to enhance recovery of heavy minerals at our Tennessee mineral property, and it also has the potential to be sold or licensed to others on a commercial basis. Marketing efforts for the jig have focused on large volume applications such as coal cleaning, heavy mineral sand separations and iron ore processing. Such applications require potential jig purchasers to make significant capital investments and reengineering of plant processes. As a result, potential purchasers in this arena require lengthy equipment evaluations and long testing periods. During 2000, we redirected company resources, staff and liquid assets, to support the titanium processing technology and Camden exploration efforts and away from marketing the jig to others. We continue to discuss some of the iron ore and heavy mineral sand applications with potential jig purchasers but most recently have entered into discussions with potential jig manufacturers and distributors for marketing the jig to a wider array of market applications under licensing and/or distributorship agreements. We retain ownership of the fundamental technical characteristics of the jig through patent protections.

Liquidity and Capital Resources.
--------------------------------

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

         On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00, at any time on or before December 15, 2005 (the "Warrant"). The Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Among certain other covenants, we have agreed to maintain a letter of credit in favor of the investor in an amount equal to 57.15% of the principal balance of the Note until certain conditions are met, after which the required amount will be reduced to 50% of the principal balance of the Note. The letter of credit is currently secured by cash proceeds from issuance of the Note equal to the face amount of the letter of credit. Such cash proceeds are reflected as restricted cash in the Consolidated Balance Sheets.

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
                             1999         95,160     Nil          Nil          Nil          Nil          Nil         Nil
                          ----------- ----------- ----------- ------------ ------------ ------------- ---------- -------------
                             1998         90,000     Nil          Nil          Nil       50,000(3)       Nil         Nil
------------------------------------------------------------------------------------------------------------------------------

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

Option Grants in 2000
---------------------

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

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements.
--------------------------------------------------------------------------------

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

Item 13.     Certain Relationships and Related Transactions

Certain Relationships and Related Transactions
----------------------------------------------

         The Corporation has entered into a consulting agreement with SRI Consulting ("SRI") under which SRI has agreed to make available to the Corporation the services of Dr. Eugene Thiers, a specialist on titanium and titanium dioxide, to provide advice on global tehnoeconomic and market issues. The aggregate amount paid by the Corporation to SRI under the consulting agreement during the year ended December 31, 2000 was $40,000. Dr. Thiers serves as a member of the board of directors of Altair Technologies, Inc., a wholly-owned subsidiary of the Corporation, for which he has received options to purchase 250,000 Common Shares.

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


  Exhibit No.                         Exhibit                            Incorporated by Reference/ Filed Herewith
----------------    ---------------------------------------------     ------------------------------------------------
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

         (d)      Financial Statement Schedule
                  ----------------------------

                  Not applicable.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 2001.


                              ALTAIR INTERNATIONAL INC.


                              By: /s/ William P. Long
                              -----------------------
                                      William P. Long,
                                      President, Chief Executive Officer


                              ADDITIONAL SIGNATURES

Signature                    Title                                 Date
---------                    -----                                 ----
/s/ William P. Long          President and Chief Executive        June 7, 2001
-----------------------      Officer and Director (Principal
    William P. Long          Executive Officer)



/s/ Edward Dickinson         Chief Financial Officer               June 7, 2001
-----------------------      (Principal Financial and
    Edward Dickinson         Accounting Officer)



/s/ James I. Golla*          Secretary and Director                June 7, 2001
-----------------------
    James I. Golla


/s/ George Hartman*          Director                             June 7, 2001
-----------------------
    George Hartman


/s/ Robert Sheldon*          Director                              June 7, 2001
-----------------------
    Robert Sheldon


* By: /s/ William P. Long
      --------------------------------------
          William P. Long, Attorney-in-Fact

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

ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                        Accumulated
                                                     Common Stock          Stock        During the
                                                              Stated    Subscription    Development
                                                 Shares       Amount     Receivable       Stage          Total
                                               ----------   ----------   ----------    ----------    ----------
APRIL 9, 1973 (DATE OF INCEPTION)                    None         None         None          None          None

Common stock issued                               101,668   $  387,073   $     --      $     --      $  387,073
Net loss                                             --           --           --        (361,572)     (361,572)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1984                       101,668      387,073         --        (361,572)       25,501

Common stock issued                                40,000      240,770         --            --         240,770
Common stock issued for management fees             1,280        7,004         --            --           7,004
Net loss                                             --           --           --         (78,606)      (78,606)
                                               ----------   ----------   ----------    ----------    ----------

BALANCE,  DECEMBER 31, 1985                       142,948      634,847         --        (440,178)      194,669

Common stock issued for property                    3,333       18,058         --            --          18,058
Acquisition of subsidiary                         780,000       44,551         --            --          44,551
Common stock issued for underwriter bonus           4,000            1         --            --               1
Net loss                                             --           --           --        (210,667)     (210,667)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1986                       930,281      697,457         --        (650,845)       46,612

Common stock issued for property                    6,667        8,027         --            --           8,027
Flow through shares                               298,650      463,301         --            --         463,301
Common stock issued for rights offering           257,822      253,947         --            --         253,947
Net loss                                             --           --           --        (696,642)     (696,642)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1987                     1,493,420    1,422,732         --      (1,347,487)       75,245

Common stock issued for services                   16,667       14,592         --            --          14,592
Common stock issued                                16,667       14,592         --            --          14,592
Common stock issued in settlement of debt         233,333       51,073         --            --          51,073
Net loss                                             --           --           --        (149,316)     (149,316)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1988                     1,760,087    1,502,989         --      (1,496,803)        6,186

Common stock issued                               127,500       75,058         --            --          75,058
Common stock issued in settlement of lawsuit       41,667       22,800         --            --          22,800
Net loss                                             --           --           --        (151,372)     (151,372)
                                               ----------   ----------   ----------    ----------    ----------
BALANCE,  DECEMBER 31, 1989                     1,929,254    1,600,847         --      (1,648,175)      (47,328)
                                               ----------   ----------   ----------    ----------    ----------

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
                                                       ============    ============    ============    ============

                                                                                                          (Continued)

                                      F-8
ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

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

See notes to consolidated financial statements.                      (Concluded)

ALTAIR INTERNATIONAL INC. and subsidiaries
(An Exploration Stage Company)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2000 (Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business - Altair International Inc. is incorporated in the province of Ontario, Canada and is engaged in the business of (1) producing titanium dioxide products, (2) exploring mineral properties in the United States, and (3) developing mineral processing equipment for use in the recovery of fine and heavy mineral particles, including titanium, zircon, gold and environmental contaminants. Our authorized capital stock is comprised of an unlimited number of common shares with no par value.

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

     Basis of Presentation - Our accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated statements of operations, we have not yet achieved profitable operations. We incurred a net loss of $5,914,474, $3,689,866, and $4,651,576 for the years ended December 31, 2000, 1999, and 1998, respectively, and a cumulative loss of $21,606,378 for the period April 9, 1973 (date of inception) to December 31, 2000. In addition, development of the titanium processing technology, further exploration of the Tennessee mineral property, and development the centrifugal jig will require additional financing or capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

     Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to develop commercially viable products and processes and then attain successful operations. We are in the process of developing the titanium processing technology, exploring the Tennessee mineral property, and developing the centrifugal jig. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of a $7 million term note as discussed in Note 6. Additional funds will be required to complete exploration activities on the Tennessee mineral property and development of the Titanium processing technology and the jig. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

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

     Deferred Revenue - We entered into a sales contract on October 5, 2000 with a customer for titanium dioxide nanoparticles under which the total contract amount was prepaid. Product delivery dates are not fixed but are anticipated to be during 2001. We will recognize revenue as the product is shipped.

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
                                             ===========    ===========

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 totaled $751,846, $169,234, and $76,934, respectively.

5.   PATENTS AND RELATED EXPENDITURES

     Patents and related expenditures consisted of the following at December 31, 2000 and December 31, 1999:

                                                      2000           1999
                                                  -----------    -----------
         Pigment production patent applications   $ 1,523,670    $ 1,553,286
         Centrifugal jig patents                    4,210,987      4,223,800
         Royalty agreement                            424,881        424,881
         Mineral recovery technology rights           243,000        243,000
                                                  -----------    -----------
                                                    6,402,538      6,444,967
         Less accumulated amortization             (2,290,798)    (1,819,054)
                                                  -----------    -----------
         Total patents and related expenditures   $ 4,111,740    $ 4,625,913
                                                  ===========    ===========

6.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable consisted of the following at December 31, 2000 and 1999:

                                                                       2000           1999
                                                                   -----------    -----------
         Note payable to Doral 18, LLC                             $ 7,000,000           --
         Note payable to BHP Minerals International, Inc.
           (amount reported herein is reflected in U.S. dollars;
           however, actual payments were made in Australian
           dollars)                                                       --      $ 7,363,600
                                                                   -----------    -----------
         Total                                                       7,000,000      7,363,600
         Less current portion                                       (3,500,004)    (7,363,600)
         Less discount resulting from allocation
           of debt proceeds to warrant                                (812,815)          --
                                                                   -----------    -----------
         Long-term portion of notes payable                        $ 2,687,181           None
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

11.  INCOME TAXES

     Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for the three years in the period ended December 31, 2000.
     A reconciliation of the federal statutory income tax rate and our effective income tax rates is as follows:

                                                         Year Ended December
                                              2000               1999               1998
                                           -----------        -----------        -----------
        Federal statutory income taxes     $(2,010,921)       $(1,254,554)       $(1,581,536)
        Meals and entertainment                  1,824              2,349              3,013
        Valuation allowance                  2,009,097          1,252,205          1,578,523
                                           -----------        -----------        -----------
            Total                               None               None               None
                                           ===========        ===========        ===========

     The components of the deferred tax assets consisted of the following as of December 31, 2000 and 1999:

                                                  2000               1999
                                              -----------        -----------
        Deferred tax assets:
          Net operating loss carryforward     $ 3,349,475        $ 1,412,607
          Unrealized loss                          24,312               --
                                              -----------        -----------
          Total deferred tax assets             3,373,787          1,412,607

        Deferred tax liabilities -
          basis difference in assets             (725,740)          (773,597)

        Valuation allowance                    (2,648,047)          (639,010)
                                              -----------        -----------
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