Form 10-Q
period 2001-06-30
ALTAIR INTERNATIONAL INC
filed 2001-08-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM   ______________ TO _______________


                            ALTAIR INTERNATIONAL INC.
                           ---------------------------
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


 As of July 23, 2001, the registrant had 20,315,986 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                   June 30,          December 31,
                                                                     2001               2000
                                                               -----------------  -----------------
                            ASSETS
Current Assets
   Cash and cash equivalents                                   $         115,520  $       1,335,729
   Restricted cash                                                     2,070,860          2,250,000
   Other current assets                                                   15,186            390,351
                                                               -----------------  -----------------
     Total current assets                                              2,201,566          3,976,080

Restricted Cash                                                        1,200,000          1,750,000

Property and Equipment, net                                            6,375,434          6,601,917

Patents and Related Expenditures, net                                  3,928,491          4,111,740

Other Assets                                                             162,035            212,033
                                                               -----------------  -----------------
                         Total Assets                          $      13,867,526  $      16,651,770
                                                               =================  =================
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                    $         518,561  $         158,642
   Note payable - current portion                                      3,500,004          3,500,004
   Capital lease obligations - current portion                            13,273             24,763
   Deferred revenue                                                       57,957             57,957
                                                               -----------------  -----------------
     Total current liabilities                                         4,089,795          3,741,366

Note Payable, Long-Term Portion                                        1,386,568          2,687,181

Capital Lease Obligations, Long-Term Portion                                                  2,312

Commitments and Contingencies

Stockholders' Equity
   Common stock, no par value, unlimited shares authorized;
     20,110,985 and 19,325,488  shares issued and
     outstanding at June 30, 2001 and December 31, 2000               34,336,619         32,388,589
   Stock subscription receivable                                        (100,000)          (561,300)
   Deficit accumulated during the development stage                  (25,845,456)       (21,606,378)
                                                               -----------------  -----------------
                  Total Shareholders' Equity
                                                                       8,391,163         10,220,911
                                                               -----------------  -----------------
          Total Liabilities and Shareholders' Equity           $      13,867,526  $      16,651,770
                                                               =================  =================

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                    April 9, 1973
                                                                                                                       (date of
                                                      Three Months Ended                 Six Months Ended            inception) to
                                                           June 30,                          June 30,                  June 30,
                                                 -------------------------------  --------------------------------
                                                      2001           2000              2001             2000             2001
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Revenues                                              None           None              None             None             None

Operating Expenses:
   Mineral exploration and development           $      238,300  $       234,323  $       599,754  $       367,705  $     5,587,642
   Research and development                             145,383          348,827          268,271          706,561        2,837,776
   Professional services                                208,525          108,850          313,656          167,111        2,284,480
   General and administrative expenses                  766,985          575,839        1,570,805        1,139,700       10,593,641
   Depreciation and amortization                        284,813          309,378          564,693          617,946        3,943,899
                                                 --------------  ---------------  ---------------  ---------------  ---------------
     Total operating expenses                         1,644,006        1,577,217        3,317,179        2,999,023       25,247,438
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Loss From Operations                                  1,644,006        1,577,217        3,317,179        2,999,023       25,247,438
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Other (Income) Expense:
   Interest expense                                     734,027           38,560        1,034,267           81,867        2,537,141
   Interest income                                      (43,172)         (43,113)        (112,577)         (44,466)        (777,437)
   (Gain) Loss on foreign exchange                          443         (236,936)             209         (795,699)        (558,970)
                                                 --------------  ---------------  ---------------  ---------------  ---------------
     Total other (income) expense, net                  691,298         (241,489)         921,899         (758,298)       1,200,734
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Loss Before Extraordinary Items                       2,335,304        1,335,728        4,239,078        2,240,725       26,448,172
Extraordinary Items:
   (Gain) on forgiveness of debt                                                                                           (795,972)
   Loss on redemption of convertible debentures                                                                             193,256
                                                 --------------  ---------------  ---------------  ---------------  ---------------
     Total extraordinary items                             --               --               --               --           (602,716)
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Net Loss                                         $    2,335,304  $     1,335,728  $     4,239,078  $     2,240,725  $    25,845,456
                                                 ==============  ===============  ===============  ===============  ===============
Loss Before Extraordinary Items
    per Common Share:
   Basic and diluted                             $         0.12  $          0.08  $          0.22  $          0.14  $          3.87
Effect of  Extraordinary Items
    on Earnings per Share:
   Basic and diluted                                                                                                          (0.09)
                                                 --------------  ---------------  ---------------  ---------------  ---------------
Loss per Common Share:
   Basic and diluted                             $         0.12  $          0.08  $          0.22  $          0.14  $          3.78
                                                 ==============  ===============  ===============  ===============  ===============
Weighted Average Shares:
   Basic and diluted                                 19,276,553       17,031,682       19,306,218       16,324,169        6,840,691
                                                 ==============  ===============  ===============  ===============  ===============

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                                        Period
                                                                                                                     April 9, 1973
                                                                                                                       (date of
                                                                                     Six Months Ended June 30,       inception) to
                                                                                  --------------------------------     June 30,
                                                                                       2001             2000             2001
                                                                                  ---------------  ---------------  ---------------
Cash Flows from Development Activities:
  Net loss                                                                        $    (4,239,078) $    (2,240,725) $   (25,845,455)
  Adjustments to reconcile net loss to net cash
  used in development activities:
   Depreciation and amortization                                                          564,693          617,946        3,943,899
   Shares issued for services                                                                                                99,926
   Shares issued for settlement of debt                                                                                      75,228
   Shares issued for property                                                                                               159,166
   Issuance of stock options to non-employees                                             112,353          424,062        2,957,804
   Issuance of stock options to employees                                                  81,600                           159,820
   Issuance of stock warrants                                                             314,077                            734,259
   Amortization of discount on note payable                                               206,223                           218,275
   Loss on redemption of convertible debenture                                                                              193,256
   Gain on forgiveness of debt                                                                                             (795,972)
   Loss on disposal of fixed assets                                                                                           1,945
   Gain on foreign currency transactions                                                                  (864,669)        (559,179)
   Deferred financing costs written off                                                                                     515,842
  Changes in assets and liabilities (net of effects of acquisition):
   Restricted cash                                                                        729,140                        (3,270,860)
   Other current assets                                                                   375,165          704,553        2,065,766
   Other assets                                                                            49,998          (16,200)        (119,608)
   Accounts payable and accrued liabilities                                               359,919           80,560          249,347
   Deferred revenue                                                                                                           57,957
                                                                                  ---------------  ---------------  ---------------
    Net cash used in development activities                                            (1,445,910)      (1,294,473)     (19,158,584)
                                                                                  ---------------  ---------------  ---------------
Cash Flows from Investing Activities:
  Asset acquisition                                                                                                      (2,422,417)
  Purchase of property and equipment                                                     (154,964)         (30,830)      (1,291,344)
  Purchase of patents and related expenditures                                                                           (1,888,120)
                                                                                  ---------------  ---------------  ---------------
    Net cash used in investing activities                                                (154,964)         (30,830)      (5,601,881)
                                                                                  ---------------  ---------------  ---------------
                                                                                                                        (Continued)


Cash Flows from Financing Activities:
  Issuance of common shares for cash, net of share issue costs                    $     1,300,000  $     7,094,970  $    16,823,659
  Collection of stock subscription receivable                                             561,300                           561,300
  Issuance of convertible debenture                                                                                       5,000,000
  Proceeds from exercise of stock options                                                  40,000          335,778        2,618,491
  Proceeds from exercise of warrants                                                                                      3,903,995
  Issuance of notes payable                                                                                               7,000,000
  Payment of notes payable                                                             (1,520,635)      (4,406,910)      (8,331,080)
  Purchase of call options                                                                                                 (449,442)
  Redemption of convertible debentures                                                                                   (2,250,938)
                                                                                  ---------------  ---------------  ---------------
    Net cash provided by financing activities                                             380,665        3,023,838       24,875,985
                                                                                  ---------------  ---------------  ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (1,220,209)       1,698,535          115,520
Cash and Cash Equivalents, Beginning of Period                                          1,335,729          153,580             None
                                                                                  ---------------  ---------------  ---------------
Cash and Cash Equivalents, End of Period                                          $       115,520  $     1,852,115  $       115,520
                                                                                  ===============  ===============  ===============


                                                                                     Six Months Ended June 30,
                                                                                  --------------------------------
                                                                                       2001             2000
                                                                                  ---------------  ---------------
Supplemental Disclosures:
  Cash paid for interest                                                          $       279,728  $        37,125
                                                                                  ===============  ===============
  Cash paid for income taxes                                                                 None             None
                                                                                  ===============  ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2000:
  - We entered into a capital lease obligation of $46,395 for laboratory equipment.

For the Six Months Ended June 30, 2001:
  - We recorded a stock subscription receivable for 66,667 shares of common stock with an investor. - We issued warrants for 83,333 common shares for services rendered. The warrants had an estimated fair value of $119,806.
  - We issued warrants for 300,000 common shares in connection with amendments to the Doral 18, LLC. note. The warrants had an estimated fair value of $368,092.
  - We paid $97,743 of principal and $262,051 of interest on the Doral 18, LLC note through the exercise of call options on 228,456 shares of our common stock.

                                                                     (concluded)

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, "Altair", "We" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001 and amended by Amendment No. 4 filed on June 8, 2001.

        Prior to fiscal year 1998, we prepared our financial statements in accordance with accounting principles generally accepted in Canada. Due to substantially all of our operations being located in the United States, we have elected to present our financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Accordingly, the foregoing unaudited interim financial statements are denominated in U.S. Dollars and presented in accordance with U.S. GAAP.

        As shown in the consolidated statements of operations, we have not yet achieved profitable operations. We incurred a net loss of $4,239,078 for the six months ended June 30, 2001 and a cumulative loss of $25,845,456 for the period April 9, 1973 (date of inception) to June 30, 2001. We are in the process of developing the titanium processing technology, exploring the Tennessee mineral property, and developing the centrifugal jig. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of a $7 million term note. Additional funds will be required to complete exploration activities on the Tennessee mineral property and development of the titanium processing technology and the jig. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

        The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2. Summary of Significant Accounting Policies

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

Note 3.  Common Stock

        Common stock transactions during the quarter ended June 30, 2001 were as follows:

                                                                            Common Stock
                                                                 --------------------------------
                                                                                      Stated
                                                                      Shares          Amount
                                                                 ---------------  ---------------
         Balance, March 31, 2001                                      19,244,318  $    32,645,016
         Common stock issued through private placements                  866,667        1,300,000
         Stock options issued to non-employees                                              7,616
         Warrants issued for services                                                     119,806
         Warrants issued in connection with amendment of note
            payable                                                                       194,271
         Reduction in expense on repriced employee stock options                          (30,0900
         Common stock sold subject to collection of stock
         subscription receivable                                                          100,000
                                                                 ---------------  ---------------
         Balance, June 30, 2001                                       20,110,985  $    34,336,619
                                                                 ===============  ===============


Note 4.  Note Payable

        Note payable consisted of the following at June 30, 2001 and December 31, 2000:

                                                                  June 30, 2001   December 31, 2000
                                                                 ---------------  -----------------
         Note payable to Doral 18, LLC                           $     5,493,167  $       7,000,000
         Less current portion                                         (3,500,004)        (3,500,004)
         Less discount resulting from allocation
           of debt proceeds to warrant                                  (606,595)          (812,815)
                                                                 ---------------  -----------------
         Long-term portion of note payable                       $     1,386,568  $       2,687,181
                                                                 ===============  =================


        On June 7, 2001, we entered into an agreement with Doral 18, LLC ("Doral") which amended certain terms of the note payable. We were given the option to redeem not more than $1,652,252 and not less than $500,000 of the accrued and unpaid monthly payment amounts, with the addition of a 10% redemption premium, if such redemptions were completed by the later of June 29, 2001 or the fifth day following the effective date of the registration statement registering the shares to be issued to Doral. In addition, certain exchange right terms were amended, and Doral waived the penalties associated with late effectiveness of the registration statement. In return, we issued to Doral warrants to purchase 300,000 common shares at an exercise price of $3.00. The warrants are exercisable at any time on or before the earlier of December 15, 2005 or the date 60 days after we provide notice to the holder that the market price of the common shares has been equal to or greater than $12.00 for five consecutive days. The exercise price is subject to reduction pursuant to a formula set forth in the warrant. The warrants have an estimated fair value of $368,000 as determined using the Black-Scholes pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2000 and June 30, 2001 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2001 and June 30, 2000. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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

        In November 1999, we acquired all patent applications and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the "titanium processing technology") and all tangible equipment and other assets (i.e., the "titanium processing assets") used by BHP to develop and implement the titanium processing technology.

Results of Operations

        We have earned no operating revenues to date. Net losses totaled $4,239,078 ($.22 per share) in the six months ended June 30, 2001 and $2,240,725 ($.14 per share) for the same period of 2000. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

        Research and development expense decreased from $348,827 in the quarter ended June 30, 2000 to $145,383 in the quarter ended June 30, 2001. On January 1, 2001 we hired fourteen former BHP employees who had been involved in the development of a titanium processing technology that we acquired from BHP in November 1999. When we acquired the titanium processing technology, we entered into a services agreement with BHP under which we obtained the services of these fourteen individuals, and certain other BHP employees, for the period November 15, 1999 through December 31, 2000. In the second quarter of 2000, the cost associated with this services agreement was $342,000 and was charged to research and development expense. During the second quarter of 2001, of the $264,000 in salaries and overheads for these fourteen new employees, $100,000 was allocated to research and development expense, resulting in a decrease of $242,000 in research and development expense in the second quarter of 2001 from the second quarter of 2000. This decrease was partially offset by expenses of $34,000 associated with a research agreement that we entered into with the Massachusetts Institute of Technology in August 2000.

        Professional services increased from $108,850 during the quarter ended June 30, 2000 to $208,525 for the quarter ended June 30, 2001. In the first quarter of 2001, we hired new auditors to audit our financial statements. As a result of this, our audit fees increased from $18,000 to $92,000 in the quarter ended June 30, 2001 from the same quarter of 2000. We also experienced an increase in legal fees from $34,000 in the quarter ended June 30, 2000 to $51,000 for the quarter ended June 30, 2001, primarily as a result of preparation of regulatory filings and other documents associated with recent financing activities. Consulting expenses increased from $57,000 during the quarter ended June 30, 2000 to $66,000 in the quarter ended June 30, 2001, also as a result of recent financing activities.

        General and administrative expenses increased by $191,146 to $766,985 in the quarter ended June 30, 2001, compared to $575,839 in the same quarter of 2000. Salaries and overheads increased by $183,000 to $271,000 in the quarter ended June 30, 2001, compared to $88,000 for the same quarter of 2000, as a result of hiring the fourteen former BHP employees, the president of Altair Technologies, a marketing manager and a general counsel. With respect to the titanium processing technology, we experienced an increase of $87,000 to $180,000 in the quarter ended June 30, 2001, compared to $93,000 for the same quarter of 2000, for operating supplies, small tools, maintenance, office supplies and production of product samples. Our general corporate expenses decreased by $34,000 to $207,000 in the quarter ended June 30, 2001, compared to $241,000 for the same quarter of 2000, principally due to a decrease in investor relations expenses. In addition to this, the expense recognized for options and warrants granted to employees and service providers decreased by $53,000 in the quarter ended June 30, 2001 to $98,000 from $151,000 in the same quarter of 2000.

        On December  15,  2000,  we and an investor  entered  into a  Securities
Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Proceeds from the Note were allocated between the Note and the Warrant; the portion allocated to the Warrant resulted in a discount on the Note which is being accreted to interest expense over the term of the Note. Interest expense for the second quarter of 2001 was $734,027, compared to interest expense of $38,560 in the same quarter of 2000, due to interest expense of $170,000 on the Note, amortization of the Warrant discount of $103,000, redemption premiums associated with principal payments of $118,000 and fees in connection with extending the deadline for the effectiveness of the registration statement of $100,000. In addition to this, interest expense of $194,000 was incurred related to the estimated fair value of the warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement and modification to the Note terms involving the redemption of exchange amounts.

        The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During the second quarter of 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $237,000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

        During the first quarter of 2001, we completed the installation and began testing of the pilot plant facility at our Tennessee mineral property. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. In addition to this, we spent $21,000 for an initial aerial survey in order to obtain detailed topographic data of the Tennessee mineral property. We incurred no comparable mineral exploration and development expenses during the six months ended June 30, 2000. The normal ongoing expenses associated with our mineral leaseholds, which are principally advance royalty payments and labor involved in exploration activities, did not change significantly from the first half of 2000 to the first half of 2001.

        Research and development expense decreased by $438,290 from $706,561 in the six months ended June 30, 2000 to $268,271 in the six months ended June 30, 2001. The decrease is attributable to the services agreement entered into upon our acquisition of the titanium processing technology from BHP and the subsequent hiring of fourteen former BHP employees as described above in "Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000." In the first half of 2000, the cost associated with the services agreement was $684,000 and was charged to research and development expense. During the first half of 2001, of the $528,000 in salaries and overheads for these fourteen new employees, $218,000 was allocated to research and development expense, resulting in a decrease of $466,000 in research and development expense in the first half of 2001 from the first half of 2000. Research and development expense also decreased by $17,000 due to decreased development spending on the centrifugal jig. These decreases were partially offset by expenses of $68,000 associated with a research agreement that we entered into with the Massachusetts Institute of Technology in August 2000.

        Professional services increased from $167,111 during the six months ended June 30, 2000 to $313,656 for the six months ended June 30, 2001. During the first half of 2001, we hired new auditors to audit our financial statements. As a result of this, our audit fees increased by $130,000 in the six months ended June 30, 2001, compared to the same period of 2000. We also experienced an increase in legal fees from $65,000 in the six months ended June 30, 2000 to $110,000 in the six months ended June 30, 2001, primarily as a result of preparation of regulatory filings and other documents associated with recent financing activities. These increases were partially offset by a decrease in consulting fees of $30,000 to $74,000 in the six months ended June 30, 2001, compared to $104,000 for the same period of 2000, which were primarily related to the titanium processing technology.

        General and administrative expenses increased by $431,105 to $1,570,805 in the six months ended June 30, 2001, compared to $1,139,700 in the same period of 2000. Salaries and overheads increased by $348,000 to $532,000 in the six months ended June 30, 2001, compared to $184,000 for the same period of 2000, as a result of hiring the fourteen former BHP employees, the president of Altair Technologies, a marketing manager and a general counsel. With respect to the titanium processing technology, we experienced an increase of $190,000 to $283,000 in the six months ended June 30, 2001, compared to $93,000 for the same period of 2000, for operating supplies, small tools, maintenance, office supplies and production of product samples. Our general corporate expenses decreased by $22,000 to $416,000 in the six months ended June 30, 2001, compared to $438,000 for the same period of 2000, principally due to a decrease in investor relations expenses. In addition to this, the expense recognized for options and warrants granted to employees and service providers decreased by $110,000 in the six months ended June 30, 2001 to $314,000 from $424,000 in the same period of 2000.

        Depreciation and amortization expense decreased by $53,253 to $564,693 in the six months ended June 30, 2001, compared to $617,946 for the same period of 2000, principally as a result of lengthening the amortization periods of certain patents. The amortization periods were extended to equal the patent lives.

        Interest expense increased by $952,400 to $1,034,267 for the six months ended June 30, 2001 from $81,867 for the same period in 2000 due to the Note and Warrant discussed above in "Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000." The increase is attributable to interest expense of $341,000, amortization of the Warrant discount of $206,000, redemption premiums associated with principal payments of $118,000 and fees in connection with extending the deadline for the effectiveness of the registration statement of $100,000. In addition to this, interest expense of $194,000 was incurred related to the estimated fair value of the warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement and modification to the Note terms involving the redemption of exchange amounts. At the same time, interest income has increased over the six months ended June 30, 2000 due to interest earned on the proceeds received from the Note.

        The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During the six months ended June 30, 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $796,000.


Liquidity and Capital Resources

        We have earned no revenues and have incurred recurring losses. Our accumulated deficit increased during the six months ended June 30, 2001 by $4,239,078 to $25,845,456 due to the net loss for the period of $4,239,078.

        Our cash and short-term investments decreased from $1,335,729 at December 31, 2000 to $115,520 at June 30, 2001, principally as a result of cash used for operations and payment of principal and interest on the Note.

        The Note is in the principal amount of $7,000,000 and bears interest at a rate of 10% per annum. Under the Note, we are required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest through December 2002; however, we have the option of electing not to make such monthly payments, in which case rights to exchange the monthly payment amount and accrued interest for common stock automatically accrue to the holder of the Note (the "Holder"). We filed a registration statement (the "Registration Statement") on January 22, 2001 registering the resale of the common stock issuable to the Holder upon exercise of this exchange right. On April 20, 2001, we entered into an agreement with the Holder under which we were granted an extension of time in which to make the Registration Statement effective in return for the payment of a fee of $100,000. On June 7, 2001, we entered into another agreement with the Holder under which we were granted the option to redeem up to $1,652,252 of the unpaid monthly payment amounts with the addition of a 10% redemption premium. In addition, the Holder agreed to waive the penalties associated with late effectiveness of the Registration Statement and gave us the option to redeem the unexercised portion of exchange rights that are not exercised within 90 days of becoming exercisable. In return for this, we granted the Holder warrants to purchase 300,000 common shares at an exercise price of $3.00. The warrants expire on the earlier of December 15, 2005 or the date 60 days following the fifth day the closing price of our common shares equals or exceeds $12.00.

        In connection with the issuance of the Note and the Warrant, we agreed, among certain other covenants, to maintain a letter of credit in favor of the Investor in an amount equal to 57.15% of the principal balance of the Note until certain conditions are met, after which the required amount will be reduced to 50% of the principal balance of the Note. The letter of credit is currently secured by cash proceeds from the issuance of the Note equal to the face amount of the letter of credit. Such cash proceeds are reflected as restricted cash in the Consolidated Balance Sheets. On July 18, 2001, we met the conditions required to reduce the letter of credit to 50% of the principal balance of the Note and on July 26, 2001 we received proceeds from the letter of credit of $357,761, being the difference between 57.15% and 50% of the principal balance.

        During the second quarter, we sold 866,667 common shares together with 866,667 warrants in private placements for gross proceeds of $1,300,000. Half of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $3.50. The other half of the warrants are exercisable at $3.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $4.50. Subsequent to the end of the second quarter, on July 11, July 12, and July 23, 2001, we sold an additional 400,002 common shares together with 400,002 warrants in private placements for gross proceeds of $600,000. The warrants are identical to those described above.

        We expect to generate funds through additional private placements of our common stock and draws from restricted cash. Because of the favorable conversion rate included in the Note, we anticipate the Holder will exercise its exchange rights under the Note as they accrue. Assuming all exchange rights are exercised soon after they accrue, we will be able to draw from restricted cash approximately $145,834 in cash each month until the Note is paid in full in December 2002. This amount, together with cash flow from sales of titanium dioxide nanoparticles which are anticipated to begin during late 2001, is expected to provide adequate working capital. We will require additional financing in order to expand our nanoparticle production facility when, and if, current capacity cannot keep pace with product sales and to continue our accelerated development work on the titanium processing technology and the Tennessee mineral property.

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

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

On June 7, 2001, we entered into an agreement with the Holder under which, in exchange for the Holder's grant to the Company of an option to redeem up to $1,652,252 of the accrued exchange rights at a 10% redemption premium and waiver of certain penalties, we granted the Holder warrants to purchase 300,000 common shares at an exercise price of $3.00. The warrants expire on the earlier of December 15, 2005 or the date 60 days following the fifth day the closing price of our common shares equals or exceeds $12.00.

The above-described issuance to the Holder was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the Holder's representations, in connection with the issuance of the Note, that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, the absence of a public offering or general solicitation with respect to the offering, the Holder's representations that it was acquiring the securities for its own account and not with an intent to distribute such securities, the Holder's acknowledgement that all securities being purchased were "restricted securities" for purposes of the Securities Act and the Holder's agreement to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act.

In addition, during the three-month period ended June 30, 2001, we sold 866,667 common shares together with 866,667 warrants in a private placement for gross proceeds of $1,300,000. Half of the warrants were Series 2001A Warrants, which are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $3.50. The other half of the warrants were Series 2001B Warrants, which are exercisable at $3.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $4.50.

 Such common shares and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act based upon the following: (a) the investors were a small group of current shareholders of the Company who have previously purchased common shares from the Company in private offerings and closely follow the Company and its common shares, (b) each investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (d) each investor was provided with a copy of the most recent Annual Reports on Form 10-K and Form 10-Q of the Company and all other information requested by the investor with respect to the Company, (e) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (f) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held an Annual Meeting of Shareholders on June 22, 2001 at which the shareholders considered and voted as follows on the items described below:

        1. The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        William Long                15,409,969                77,018                        -0-
        James Golla                 15,408,969                78,018                        -0-
        George Hartman              15,408,969                78,018                        -0-
        Robert Sheldon              15,408,969                78,018                        -0-

        2. The shareholders considered whether to appoint Deloitte & Touche, LLP as auditors and authorize the Board of Directors to fix their remuneration. There were 15,409,336 votes cast in favor, no votes cast against, 77,651 votes withheld, and no broker non-votes.


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


                                   Altair International Inc.



August 13, 2001                    By: /s/ William P. Long
Date                               -----------------------
                                           William P. Long, President



August 13, 2001                    By: /s/ Edward H. Dickinson
Date                               ---------------------------
                                           Edward H. Dickinson,
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                  Exhibit                                                                 Incorporated   Filed
                     No.                               Exhibit                            by Reference   Herewith
                  ----------   --------------------------------------------------------- ---------------------------
                  3.1          Articles of Incorporation of the Registrant                     (1)
                  3.2          Amendment to Articles of Incorporation of the                   (2)
                               Registrant dated November 6, 1996
                  3.3          Bylaws of the Registrant                                        (1)
                  4.1          Form of  Series 2001A Warrant                                                 X
                  4.2          Form of Series 2001B Warrant                                                  X
                  10.1         Letter dated June 7, 2001 amending Doral Asset-Backed           (3)
              Exchangeable Term Note and Doral Registration Rights
                               Agreement

-----------------------


(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10-SB/A filed with the Commission on December 23, 1996.

(3) Incorporated by reference to the Amendment No. 4 to the Registration Statement on Form S-3 filed with the Commission on July 3, 2001, File No. 333-54092.