Form 10-Q
period 2001-09-30
ALTAIR INTERNATIONAL INC
filed 2001-11-09
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Province of
             Ontario,
              Canada                    1-12497                     None
  ---------------------------    ---------------------     -------------------
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

       Registrant's telephone number, including area code: (307) 587-8245






        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]      NO [ ]
                                             -----       -----

As of November 1, 2001, the registrant had 20,814,809 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                        September 30,                   December 31,
                                                                            2001                            2000
                                                                        ------------                    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash and cash equivalents                                            $     17,728                    $  1,335,729
   Restricted cash                                                         1,750,851                       2,250,000
   Accounts receivable, net                                                   17,662                            --
   Other current assets                                                       29,029                         390,351
                                                                        ------------                    ------------
     Total current assets                                                  1,815,270                       3,976,080

Restricted Cash                                                              753,864                       1,750,000

Property and Equipment, net                                                6,181,968                       6,601,917

Patents and Related Expenditures, net                                      3,832,122                       4,111,740

Other Assets                                                                 137,036                         212,033
                                                                        ------------                    ------------

                          Total Assets                                  $ 12,720,260                    $ 16,651,770
                                                                        ============                    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
   Accounts payable and accrued liabilitie                              $    608,554                    $    158,642
   Note payable - current portion                                          3,500,004                       3,500,004
   Capital lease obligations - current portion                                 6,813                          24,763
   Deferred revenue                                                           51,949                          57,957
                                                                        ------------                    ------------
     Total current liabilities                                             4,167,320                       3,741,366
                                                                        ------------                    ------------

Note Payable, Long-Term Portion                                            1,004,374                       2,687,181
                                                                        ------------                    ------------

Capital Lease Obligations, Long-Term Portion                                    --                             2,312
                                                                        ------------                    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock,  no par value,  unlimited
   shares  authorized; 20,578,909  and
   19,325,488    shares issued and outstanding
   at September 30, 2001 and December 31, 2000                            34,994,579                      32,388,589

   Stock subscription receivable                                            (561,300)
   Deficit accumulated during the development stage     )                (27,446,013)   )                (21,606,378)
                                                                        ------------                    ------------

                   Total Shareholders' Equity                              7,548,566                      10,220,911
                                                                        ------------                    ------------

           Total Liabilities and Shareholders' Equity                   $ 12,720,260                    $ 16,651,770
                                                                        ============                    ============

                      (See notes to financial statements)



                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                                   Period
                                                                                                                April 9, 1973
                                                      Three Months Ended             Nine Months Ended            (date of
                                                        September 30,                   September 30,           inception) to
                                               ----------------------------    ----------------------------     September 30,
                                                   2001            2000            2001            2000             2001
                                               ------------    ------------    ------------    ------------     -------------

Revenues                                               None            None            None            None              None

Operating Expenses:
   Mineral exploration and development         $    154,642    $    456,587    $    754,396    $    824,292      $  5,742,284
   Research and development                         138,196         377,781         406,467       1,084,342         2,975,972
   Professional services                            139,051          63,266         452,707         230,377         2,423,531
   General and administrative expenses              591,676         761,343       2,162,481       1,901,043        11,185,318
   Depreciation and amortization                    287,240         309,433         851,933         927,379         4,231,139
                                               ------------    ------------    ------------    ------------      ------------
     Total operating expenses                     1,310,805       1,968,410       4,627,984       4,967,433        26,558,244
                                               ------------    ------------    ------------    ------------      ------------
Loss From Operations                              1,310,805       1,968,410       4,627,984       4,967,433        26,558,244
                                               ------------    ------------    ------------    ------------      ------------

Other (Income) Expense:
   Interest expense                                 307,035           1,929       1,341,302          83,796         2,844,176
   Interest income                                  (17,383)        (20,158)       (129,960)        (64,624)         (794,820)
   (Gain) Loss on foreign exchange                       99         (68,936)            308        (864,635)         (558,871)
                                               ------------    ------------    ------------    ------------      ------------
     Total other (income) expense, net              289,751         (87,165)      1,211,650        (845,463)        1,490,485
                                               ------------    ------------    ------------    ------------      ------------
Loss Before Extraordinary Items                   1,600,556       1,881,245       5,839,634       4,121,970        28,048,729
                                               ------------    ------------    ------------    ------------      ------------
Extraordinary Items:

   (Gain) on forgiveness of debt                       --              --              --              --            (795,972)

   Loss on redemption of
   convertible debentures                              --              --              --              --             193,256
                                               ------------    ------------    ------------    ------------      ------------
     Total extraordinary items                     (602,716)
                                               ------------    ------------    ------------    ------------      ------------
Net Loss                                       $  1,600,556    $  1,881,245    $  5,839,634    $  4,121,970      $ 27,446,013
                                               ============    ============    ============    ============      ============
Loss Before Extraordinary Items
    per Common Share:
   Basic and diluted                           $       0.08    $       0.10    $       0.30    $       0.24      $       3.99
Effect of  Extraordinary Items
    on Earnings per Share:
   Basic and diluted                                   --              --              --              --               (0.09)
                                               ------------    ------------    ------------    ------------      ------------
Loss per Common Share:
   Basic and diluted                           $       0.08    $       0.10    $       0.30    $       0.24      $       3.90
                                               ============    ============    ============    ============      ============
Weighted Average Shares:
   Basic and diluted                             20,494,270      17,934,870      19,706,588      16,864,989         7,034,448
                                               ============    ============    ============    ============      ============

                      (See notes to financial statements)


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                    Period
                                                                                                April 9, 1973
                                                                      Nine Months Ended           (date of
                                                                        September 30,           inception) to
                                                               ----------------------------     September 30,
                                                                    2001           2000             2001
                                                               ------------    ------------    ------------
Cash Flows from Development Activities:
  Net loss                                                     $ (5,839,634)   $ (4,121,970)   $(27,446,013)
  Adjustments to reconcile net loss to net cash
  used in development activities:
   Depreciation and amortization                                    851,933         927,379       4,231,139
   Shares issued for services                                          --              --            99,926
   Shares issued for settlement of debt                                --              --            75,228
   Shares issued for property                                          --              --           159,166
   Issuance of stock options to non-employees                       142,082         424,062       2,987,533
   Issuance of stock options to employees                              --              --            78,220
   Issuance of stock warrants                                       374,181         420,182         794,363
   Amortization of discount on note payable                         309,330            --           321,382
   Loss on redemption of convertible debenture                         --              --           193,256
   Gain on forgiveness of debt                                         --              --          (795,972)
   Loss on disposal of fixed assets                                    --              --             1,945
   Gain on foreign currency transactions                               --          (864,669)       (559,179)
   Deferred financing costs written off                                --              --           515,842
  Changes in assets and liabilities
  (net of effects of acquisition):
   Restricted cash                                                1,495,285            --        (2,504,715)
   Accounts receivable                                              (17,662)           --           (17,662)
   Other current assets                                             361,322       1,066,480       2,051,923
   Other assets                                                      74,997         (16,200)        (94,609)
   Accounts payable and accrued liabilities                         449,912          55,066         339,340
   Deferred revenue                                                  (6,008)           --            51,949
                                                               ------------    ------------    ------------
    Net cash used in development activities                      (1,804,262)     (2,109,670)    (19,516,938)
                                                               ------------    ------------    ------------

Cash Flows from Investing Activities:
  Asset acquisition                                                    --              --        (2,422,417)
  Purchase of property and equipment                               (152,367)       (176,166)     (1,288,745)
  Purchase of patents and related expenditures                       16,287      (1,888,120)
                                                               ------------    ------------    ------------
    Net cash used in investing activities                          (152,367)       (159,879)     (5,599,282)
                                                               ------------    ------------    ------------

                                                                     (continued)

                      (See notes to financial statements)


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                     Period
                                                                                                  April 9, 1973
                                                                      Nine Months Ended             (date of
                                                                        September 30,             inception) to
                                                                 -----------------------------     September 30,
                                                                    2001           2000                2001
                                                                  ------------    ------------    ------------

Cash Flows from Financing Activities:
  Issuance of common shares for cash,
  net of share issue costs                                        $  2,024,727    $  9,155,069    $ 17,548,386
  Collection of stock subscription receivable                          561,300            --           561,300
  Issuance of convertible debenture                                       --              --         5,000,000
  Proceeds from exercise of stock options                               65,000         335,778       2,643,491
  Proceeds from exercise of warrants                                      --              --         3,903,995
  Issuance of notes payable                                               --              --         7,000,000
  Payment of notes payable                                          (2,012,399)     (6,498,931)     (8,822,844)
  Purchase of call options                                                --              --          (449,442)
  Redemption of convertible debentures                                    --              --        (2,250,938)
                                                                  ------------    ------------    ------------
    Net cash provided by financing activities                          638,628       2,991,916      25,133,948
                                                                  ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                (1,318,001)        722,367          17,728
Cash and Cash Equivalents, Beginning of Period                       1,335,729         153,580            None
                                                                  ------------    ------------    ------------
Cash and Cash Equivalents, End of Period                                     $               $               $
                                                                        17,728         875,947          17,728
                                                                  ============    ============    ============


                                                 Nine Months Ended
                                                   September 30,
                                           ------------------------------
                                                2001           2000
                                           ------------------------------
Supplemental Disclosures:
  Cash paid for interest                      324,601         78,884
                                           ==============================
  Cash paid for income taxes                   None           None
                                           ==============================

Supplemental Schedule of Non-Cash Investing and Financing Activities:
For the Nine Months Ended September 30, 2000:
  - We entered into a capital lease obligation of $46,395 for laboratory equipment.
  - We issued 648,594 shares of common stock as part of a repricing agreement.

For the Nine Months Ended September 30, 2001:
  - We issued warrants for 150,000 common shares for services rendered. The warrants had an estimated fair value of $162,520.
  - We issued warrants for 300,000 common shares in connection with amendments to the Doral 18, LLC. note. The warrants had an estimated fair value of $368,092
  - We paid $97,743 of principal and $262,051 of interest on the Doral 18, LLC note through the cancellation of call options we held on 228,456 shares of our common stock.
  - In accordance with the terms of our note payable to Doral 18, LLC, we paid $59,727 of interest through the issuance of 22,899 shares of our common stock.

                                                                     (concluded)

                      (See notes to financial statements)

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, "Altair", "We" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended and restated by Amendment No. 4 on Form 10-K/A filed on June 8, 2001.

        Effective August 1, 2001, we began doing business under the name "Altair Nanotechnologies, Inc." We anticipated submitting to the shareholders of the Company at the next annual meeting an amendment to our articles of incorporation formally changing our name to "Altair Nanotechnologies, Inc." Effective September 1, 2001, our subsidiary Altair Technologies, Inc. changed its corporate name to Altair Nanomaterials, Inc. to better reflect its focus on the development and sale of nanomaterials products.

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

        As shown in the consolidated statements of operations, we have not yet achieved profitable operations. We incurred a net loss of $5,839,634 for the nine months ended September 30, 2001 and a cumulative loss of $27,446,013 for the period April 9, 1973 (date of inception) to September 30, 2001. In addition, as of September 30, 2001, our current liabilities exceeded our current assets by $2,352,050. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to develop commercially viable products and processes and then attain successful operations. We are in the process of developing the titanium processing technology, exploring the Tennessee mineral property, and developing the centrifugal jig. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of a $7 million term note. Additional financing will be required to fund day-to-day operations, exploration activities on the Tennessee mineral property and development of the titanium processing technology and the jig. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. At September 30, 2001, officers of the Company have provided cash advances of $43,000 to meet operating requirements. Through November 1, 2001, we received proceeds of $365,700 from the exercise of warrants to purchase our stock (see Note 5). We believe that cash receipts from anticipated sales, funding through sales of common stock and additional warrant exercises will be sufficient to enable us to continue as a going concern.

        The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


Note 3.  Common Stock

        Common stock transactions during the nine months ended September 30, 2001 were as follows:


                                                                        Common Stock
                                                              ---------------------------------
                                                                                  Stated
                                                                  Shares          Amount
                                                              ---------------------------------
         Balance, December 31, 2000                               19,325,488       $32,388,589
         Common stock issued on collection of stock
            subscription receivable                                  165,000
         Exercise of stock options                                    65,000           130,000
         Cancellation of stock held in escrow                       (266,146)
         Common stock issued through private placements            1,266,668         1,900,000
         Stock options issued to non-employees                                         142,082
         Warrants issued for services                                                  162,520
         Warrants issued in connection with amendment of
            note payable                                                               211,661
         Shares issued for payment of interest on
            Doral 18, LLC note                                        22,899            59,727
                                                              ---------------------------------
         Balance, September 30, 2001                              20,578,909       $34,994,579
                                                              =================================

        During the nine months ended September 30, 2001, we issued 1,349,168 warrants in connection with the issuance of common stock. The exercise price of the warrants ranged from $2.50 to $5.00.


Note 4.  Note Payable

        Note payable consisted of the following at September 30, 2001 and December 31, 2000:


                                                   September 30, 2001                December 31, 2000
                                                  ----------------------           ----------------------
         Note payable to Doral 18, LLC             $     5,007,863                 $       7,000,000
         Less current portion                           (3,500,004)                       (3,500,004)
         Less discount resulting from allocation
           of debt proceeds to warrant                    (503,485)                         (812,815)
                                                  ----------------------           ----------------------
         Long-term portion of notes payable        $     1,004,374                 $       2,687,181
                                                  ======================           ======================

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

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5.  Subsequent Events

        On October 18, 2001, we reduced the exercise price of 255,000 outstanding warrants to $1.00 per share for a period of 45 days and we reduced the exercise price of 458,333 outstanding warrants to $1.00 per share through December 14, 2001. As a result of these repricings, we recorded a preferred warrant dividend of $52,000 as of the repricing date. The warrants had been previously issued with exercise prices ranging from $4.00 to $8.00. As of November 1, 2001, 365,700 warrants have been exercised resulting in proceeds to us of $365,700.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2000 and September 30, 2001 and the material changes in our results of operations and financial condition between the three- and nine-month periods ended September 30, 2001 and September 30, 2000. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended and restated by Amendment No. 4 on Form 10-K/A filed on June 8, 2001.


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

        In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 14,000 acres of land in Tennessee. A prefeasibility study issued in July 1998 confirmed the existence of heavy minerals and suggests that the property warrants further exploration. Based on the results of these independent studies, we have initiated additional feasibility testing including the construction of a pilot plant facility on one of our leased parcels.

        In November 1999, we acquired all patent applications and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (the "titanium processing technology") and all tangible equipment and other assets (the "titanium processing assets") used by BHP to develop and implement the titanium processing technology.

Results of Operations

        For the nine months ended September 30, 2001, net losses totaled $5,839,634 ($.30 per share) compared to $4,121,970 ($.24 per share) for the same period of 2000. Principal factors contributing to the losses during these periods were the absence of revenue together with the incurrence of operating expenses.


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000
--------------------------------------------------------------------------------

        Mineral exploration and development expenses decreased by $301,945 to $154,642 in the third quarter of 2001 compared to $456,587 in third quarter 2000. We incurred $371,000 for pilot plant design and site work at the Tennessee mineral property during third quarter 2000. Expenses comparable to these were not incurred in third quarter 2001, as pilot plant construction was complete. This decrease was partially offset by plant operating expenses in third quarter 2001.

        Research and development expense decreased from $377,781 in third quarter 2000 to $138,196 in third quarter 2001. On January 1, 2001 we hired fourteen former BHP employees who had been involved in the development of a titanium processing technology that we acquired from BHP in November 1999. When we acquired the titanium processing technology, we entered into a services agreement with BHP under which we obtained the services of these fourteen individuals, and certain other BHP employees, for the period November 15, 1999 through December 31, 2000. In the third quarter of 2000, the cost associated with this services agreement was $342,000 and was charged to research and development expense. During the third quarter of 2001, of the $296,000 in total salaries and overheads, $79,000 was allocated to research and development expense, resulting in a decrease of $263,000 in research and development expense in third quarter of 2001 from third quarter of 2000. This decrease was partially offset by increased expenses of $15,000 for materials used in research and development and $8,000 associated with a research agreement that we entered into with the Massachusetts Institute of Technology in August 2000.

        Professional services, which consist principally of legal, consulting and audit expenses, increased from $63,266 during the third quarter 2000 to $139,051 in the third quarter 2001. The increase is attributable to consulting expenses incurred in assisting us with financing activities. These expenses increased from $9,000 during the third quarter 2000 to $84,000 in the third quarter 2001.

        General and administrative expenses decreased from $761,343 in third quarter 2000 to $591,676 in the same period of 2001. Options expense decreased by $501,000, but this was partially offset by increases in other expenses. Salaries and labor overheads increased by $146,000 to $259,000 in the third quarter 2001 over the same quarter in 2000, as a result of hiring the fourteen former BHP employees, a marketing manager and a general counsel. Our titanium processing business experienced an increase of $133,000 to $ 227,000 in the quarter ended September 30, 2001, compared to the same quarter of 2000, for operating supplies, small tools, maintenance, office supplies and production of product samples. Our general corporate expenses increased by $45,000 in the third quarter of 2001 compared to the same quarter of 2000 as a result of increased investor relations expenses of $21,000, bank charges of $11,000 associated with the letter of credit and $13,000 for insurance and general office costs.

        On December  15,  2000,  we and an investor  entered  into a  Securities
Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Proceeds from the Note were allocated between the Note and the Warrant; the portion allocated to the Warrant resulted in a discount on the Note which is being accreted to interest expense over the term of the Note. Interest expense for the third quarter of 2001 was $307,035, compared to interest expense of $1,929 in the same quarter of 2000. The increase results from interest expense of $161,000 on the Note, amortization of the Warrant discount of $103,000, and amortization of debt issue costs of $25,000. In addition to this, interest expense of $17,000 was incurred related to the estimated fair value of warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement associated with the Note and modification to the Note terms involving the redemption of exchange amounts.

        The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During the third quarter of 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $69,000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

        Mineral exploration and development expenses decreased by $69,896 to $754,396 for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, we incurred $371,000 for pilot plant design and site work at the Tennessee mineral property. During the nine months ended September 30, 2001, we completed the installation of the pilot plant and began testing the facility. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. In addition, we spent $21,000 for an initial aerial survey in order to obtain detailed topographic data of the Tennessee mineral property. As a result, we incurred $146,000 less in the construction of the pilot plant during the nine months ended September 30, 2001 than the comparable period of 2000. This decrease was partially offset by higher plant operating costs in 2001.

        Research and development expense decreased by $677,875 from $1,084,342 in the nine months ended September 30, 2000 to $406,467 in the nine months ended September 30, 2001. The decrease is attributable to the services agreement entered into upon our acquisition of the titanium processing technology from BHP and the subsequent hiring of fourteen former BHP employees as described above in "Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000." In the nine months ended September 30, 2000, the cost associated with the services agreement was $1,027,000 and was charged to research and development expense. During the nine months ended September 30, 2001, of the $851,000 in salaries and overheads for these fourteen new employees, $257,000 was allocated to research and development expense, resulting in a decrease of $770,000 in research and development expense in the nine months ended September 30, 2001 from the comparable period of 2000. Research and development expense also decreased by $26,000 due to decreased development spending on the centrifugal jig. These decreases were partially offset by expenses of $76,000 associated with a research agreement that we entered into with the Massachusetts Institute of Technology in August 2000 and by expenses of $40,000 for materials used in research and development.

        Professional services increased from $230,377 during the nine months ended September 30, 2000 to $452,707 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, we hired new auditors to audit our financial statements. As a result of this, our audit fees increased by $145,000 in the nine months ended September 30, 2001, compared to the same period of 2000. We also experienced an increase in legal fees from $105,000 in the nine months ended September 30, 2000 to $141,000 in the nine months ended September 30, 2001, primarily as a result of preparation of regulatory filings and other documents associated with recent financing activities. In addition, consulting fees increased from $111,000 to $158,000, primarily as a result of consulting expenses incurred in connection with financing activities.

        General and administrative expenses increased by $261,438 to $2,162,481 in the nine months ended September 30, 2001, compared to $1,901,043 in the same period of 2000. Salaries and overheads increased by $593,000 to $893,000 in the nine months ended September 30, 2001, compared to $300,000 for the same period of 2000, as a result of hiring the fourteen former BHP employees, the president of Altair Technologies, a marketing manager and a general counsel. With respect to the titanium processing technology, we experienced an increase of $245,000 to $497,000 in the nine months ended September 30, 2001, compared to $252,000 for the same period of 2000, for operating supplies, small tools, maintenance, office supplies and production of product samples. These increases were partially offset by a decrease in the expense recognized for options and warrants granted to employees and service providers of $569,000 in the nine months ended September 30, 2001. These expenses decreased from $844,000 in 2000 to $275,000 in 2001.

        Depreciation and amortization expense decreased by $75,446 to $851,933 in the nine months ended September 30, 2001, compared to $927,379 for the same period of 2000, principally as a result of lengthening the amortization periods of certain patents. The amortization periods were extended to equal the patent lives.

        Interest expense increased by $1,257,506 to $1,341,302 for the nine months ended September 30, 2001 from $83,796 for the same period in 2000 due to the Note and Warrant discussed above in "Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000." The increase is attributable to interest expense of $398,000, amortization of the Warrant discount and debt issuance costs of $384,000, redemption premiums associated with principal payments of $160,000 and fees in connection with extending the deadline for the effectiveness of the registration statement of $100,000. In addition to this, interest expense of $212,000 was incurred related to the estimated fair value of the warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement and modification to the Note terms involving the redemption of exchange amounts. At the same time, interest income has increased over the nine months ended September 30, 2000 due to interest earned on the proceeds received from the Note.

        The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During the nine months ended September 30, 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $864,000.


Liquidity and Capital Resources

        During the nine months ended September 30, 2001, we incurred a loss of $5,839,634, which increased our accumulated deficit to $27,446,013 at September 30, 2001.

        Our cash and short-term investments decreased from $1,335,729 at December 31, 2000 to $17,728 at September 30, 2001, principally as a result of cash used for operations and payment of principal and interest on the Note.

        The Note is in the principal amount of $7,000,000 and bears interest at a rate of 10% per annum. Under the Note, we are required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest through December 2002; however, we have the option of electing not to make such monthly payments, in which case rights to exchange the monthly payment amount and accrued interest for common stock automatically accrue to the holder of the Note (the "Holder"). We filed a registration statement (the "Registration Statement") on January 22, 2001 registering the resale of the common stock issuable to the Holder upon exercise of this exchange right. On April 20, 2001, we entered into an agreement with the Holder under which we were granted an extension of time in which to make the Registration Statement effective in return for the payment of a fee of $100,000. On June 7, 2001, we entered into another agreement with the Holder under which we were granted the option to redeem up to $1,652,252 of the unpaid monthly payment amounts with the addition of a 10% redemption premium. In addition, the Holder agreed to waive the penalties associated with late effectiveness of the Registration Statement and gave us the option to redeem the unexercised portion of exchange rights that are not exercised within 90 days of becoming exercisable. In return for this, we granted the Holder warrants to purchase 300,000 common shares at an exercise price of $3.00. The warrants expire on the earlier of December 15, 2005 or the date 60 days following the fifth day the closing price of our common shares equals or exceeds $12.00. The Registration Statement became effective on July 9, 2001.

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

        During the quarter ended September 30, 2001, we sold 400,001 common shares together with 400,001 warrants in private placements for gross proceeds of $600,000. Half of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $3.50. The other half of the warrants are exercisable at $3.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $4.50. Also during the third quarter, 45,000 options were exercised providing us with gross proceeds of $90,000.

        On October 18, 2001, we reduced the exercise price of 255,000 outstanding warrants to $1.00 per share for a period of 45 days and we reduced the exercise price of 458,333 outstanding warrants to $1.00 per share through December 14, 2001. The warrants had been previously issued with exercise prices ranging from $4.00 to $8.00. As of November 1, 2001, 365,700 of the warrants had been exercised resulting in proceeds to us of $365,700.

        We will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our accelerated development work on the titanium processing technology and the Tennessee mineral property, and to expand our nanoparticle production facility when, and if, current capacity cannot keep pace with product sales. We expect to generate funds through additional private placements of our common stock, additional exercises of warrants, sales of titanium dioxide nanoparticles and draws from restricted cash.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the titanium processing technology and assets, the centrifugal jig or any mineral properties, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, those attributable to the absence of operating revenues, the absence of profits, uncertainties regarding the development and commercialization of the centrifugal jig, development risks associated with the Tennessee mineral property, risks related to the Company's proposed development and exploitation of the titanium processing technology and assets and uncertainties regarding the Company's ability to obtain capital sufficient to pursue its proposed business strategy. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended and restated by Amendment No. 4 on Form 10-K/A filed on June 8, 2001.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

        During the three-month period ended September 30, 2001, we sold 400,001 common shares together with 400,001 warrants in a private placement for gross proceeds of $600,000. Half of the warrants were Series 2001A Warrants, which are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $3.50. The other half of the warrants were Series 2001B Warrants, which are exercisable at $3.50 per share and expire on the earlier of five years from the date of issue or the date 60 days following the fifth day the closing price equals or exceeds $4.50.

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


Item 6.  Exhibits and Reports on Form 8-K

        (a)      See Exhibit Index attached hereto.

        (b) No reports on Form 8-K have been filed during the third quarter of 2001.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Altair International Inc.



      November 1, 2001                   By:/s/ William P. Long
      ----------------                      ------------------------------
            Date                                William P. Long, President




      November 1, 2001                   By:/s/ Edward H. Dickinson
      ----------------                      -----------------------------
            Date                                Edward H. Dickinson
                                                Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit                                                            Incorporated       Filed
   No.                      Exhibit                                by Reference      Herewith
------- --------------------------------------------------------- --------------   -------------
3.1     Articles of Incorporation of the Registrant                     (1)
3.2     Amendment to Articles of Incorporation of the                   (2)
        Registrant dated November 6, 1996
3.3     Bylaws of the Registrant                                        (1)
10.1    Repricing Amendment to Common Share Purchase Warrants                      X
10.2    Amendment to Common Share Purchase Warrants                                X


-----------------------


(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10-SB/A filed with the Commission on December 23, 1996.