Form 10-K
period 2001-12-31
ALTAIR INTERNATIONAL INC
filed 2002-04-01
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________

                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Province of
        Ontario,
         Canada                       1-12497                     None
    -----------------          --------------------       -------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common shares held by non-affiliates of the Registrant on March 19, 2002, based upon the closing sale price of the common shares on the NASDAQ Stock Market of $.92 per share on March 19, 2002, was approximately $2,592,740. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 19, 2002, the Registrant had 22,813,120 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                               INDEX TO FORM 10-K
                               ------------------


PART I.......................................................................................................1

Item 1:    Business..........................................................................................1

Item 2.    Properties.......................................................................................25

Item 3.    Legal Proceedings................................................................................26

Item 4.    Submission of Matters to a Vote of Security Holders..............................................26


PART II.....................................................................................................26

Item 5.    Market for the Common Shares and Related Shareholder Matters.....................................26

Item 6.    Selected Financial Data..........................................................................27

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............29

Item 8.    Financial Statements and Supplementary Data......................................................35

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............35


Part III....................................................................................................35

Item 10.   Directors and Executive Officers of the Registrant...............................................35

Item 11.   Executive Compensation...........................................................................36

Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................36

Item 13.   Certain Relationships and Related Transactions...................................................36

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................36

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2001 (this "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "common shares") of Altair International Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

Item 1:      Business
             --------
         Certain technical terms used in the following description of our business are defined in a glossary set forth on page 16. We have identified such terms by italicizing them the first time they are used in the text. Unless the context requires otherwise, all references to "Altair," "we," "Altair International Inc.," or the "Company" in this Form 10-K refer to Altair International Inc. and all of its subsidiaries. Altair is presently doing business under the name Altair Nanotechnologies Inc.

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

         We have also leased, and are exploring, approximately 9,700 acres of land near Camden, Tennessee (the "Tennessee mineral property") to determine whether it would be amenable to large-scale mining for titanium and zircon. See "--Tennessee Mineral Property."

         During 1996, we acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "jig"). The jig is a machine that uses a rotating circular screen and pulsating water to separate valueless mineral particles from more valuable mineral particles based on the differences in their specific gravity. In tests, the jig has proven capable of segregating and recovering extremely fine mineral particles. Because of limitations on operating capital, we did only limited jig testing work during 2001. See "--Jig Technology and Proprietary Rights."

         We have experienced an operating loss in every year of operation. In the fiscal year ended December 31, 2001, we experienced a net loss of $7,754,031.

         Altair currently has two wholly-owned subsidiaries, Fine Gold Recovery Systems, Inc., a Nevada corporation ("Fine Gold"), and Mineral Recovery Systems, Inc., a Nevada corporation ("MRS"). A third subsidiary, 660250 Ontario Ltd., was amalgamated with Altair in December 2001. It had been inactive for several years prior to the amalgamation. Altair also has two indirect wholly-owned subsidiaries, Altair Nanomaterials, Inc., a Nevada corporation, and Tennessee Valley Titanium, Inc., a Nevada corporation. Altair Nanomaterials, Inc., previously known as Altair Technologies, Inc., changed its name in September 2001 to better reflect the nature of its business.

Titanium Pigment Processing Technology
--------------------------------------

         Description of the Titanium Processing Technology.
         --------------------------------------------------

         On November 15, 1999, we purchased from BHP all patent applications, technology and tangible assets related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the titanium processing technology), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology (the "titanium processing assets"). The titanium processing technology is capable of producing conventional TiO2 pigment products. Conventional TiO2 pigments are finely-sized powders consisting of TiO2 crystals. These powders may be either anatase or rutile phase (shape) and approximate 0.17 to 0.30 microns in size. Our titanium processing technology is also capable of producing TiO2 nanoparticles, a specialty product with a size range of 10 to 100 nanometers (approximately one tenth the size of conventional pigments). The primary products currently being produced in the processing plant are TiO2 and lithium titanate nanoparticles.

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

         Titanium Processing Assets. The titanium processing assets consist principally of a production facility located in the leased premises. During 2000, we installed additional equipment to increase production capacity to a nominal annual amount of 200 tons of TiO2 nanoparticles. We also added a separate pilot facility to produce large sample quantities of product for development, test and evaluation purposes. In 2001, we added hydration and filtering equipment to improve production processing.

         Plans for Development of the Titanium Pigment Processing Technology. The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and TiO2 nanoparticles, which are sold on specialty product markets. Our plan is to first concentrate on development of TiO2 nanoparticle products, which may be produced and sold in commercial volumes utilizing the in-place, 200 ton per year plant in Reno. In the future, we plan to work to commercialize a titanium pigment production capability - an activity we hope to do in conjunction with an as yet unidentified industry partner.

         We have transferred our titanium processing assets and titanium processing technology to Altair Nanomaterials, Inc. ("Altair Nanomaterials"), a wholly-owned subsidiary of Altair, hired a president of Altair Nanomaterials and hired fourteen former BHP employees who were instrumental in the development of our titanium processing technology. Certain of these employees are continuing research and development work while others are involved in marketing, product development, and operation and maintenance of the production facility. During 2001, we generated $42,816 of revenue through sales of TiO2 and lithium titanate nanoparticles and other materials. These products were used principally in thermal spray and catalyst applications and for developmental work on battery materials.

         Products In Development Using the Titanium Processing Technology. To date, we have developed TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology. The designation, description, potential applications and status of development of our products that we have publicly announced are as follows:

Product Designation            Description              Potential Applications      Status of Development & Sales
-------------------- ------------------------------- ----------------------------- -------------------------------
TiNano(TM)40 VHP        This is an uncoated, high       Environmental purification,   During 2001, we sold $29,200
                     purity titanium dioxide         photocells, catalyst and      of this product to 11
                     nanoparticle  product with      similar ceramic               customers for use primarily
                     good thermal stability.         applications, self-cleaning   in the testing and
                                                     & sanitizing uses and         development of thermal spray,
                                                     thermal spray coatings.       catalyst and chemical
                                                     Intermediate for              mechanical planarization
                                                     manufacture of derivatives    applications.  We have
                                                     such as lithium titanate      received follow up orders
                                                     and barium titanate.          from two customers.

-------------------- ------------------------------- ----------------------------- -------------------------------
TiNano(TM)40 USP        This product meets US           Cosmetic and other uses       During 2001, we sold $300 of
                     Pharmacopeia specifications,    requiring USP grade           this product to two
                     exhibiting high UV absorption   material. USP grade may       customers.  We are developing
                     characteristics, and high       also be used in many of the   coating procedures to make
                     thermal stability.              VHP applications and has      TiNanoTM 40 CNPC from this
                                                     greater temperature           regulated material.
                                                     stability.

-------------------- ------------------------------- ----------------------------- -------------------------------
TiNano(TM)40 HPC        This product exhibits high UV   Environmental purification,   During 2001, we sold $615 of
                     absorption, high photo          photocells, catalysts, and    this product to three
                     catalytic activity and          similar ceramic               customers.  We intend to
                     excellent thermal stability.    applications. Also may be     discontinue this product as
                                                     used for self-cleaning and    there is no substantial
                                                     sanitizing applications.      market for it.

-------------------- ------------------------------- ----------------------------- -------------------------------
TiNano(TM)40 RPC        This product  exhibits high     Cosmetics, plastics and       During 2001, we sold $50 of
                     UV absorption.  It exhibits     coatings applications         this product to one customer.
                     reduced photo catalytic         requiring reduced
                     activity achieved using our     photochemical activity.       We are developing a
                     inorganic coating rather than                                 dispersion technology for
                     the traditional Si-Al                                         application in plastics and
                     treatment.  Also exhibits                                     organic formulations.
                     excellent thermal stability.

-------------------- ------------------------------- ----------------------------- -------------------------------
TiNano(TM)40 CNPC      This product exhibits very      Cosmetic and coating          During 2001, we sold $70 of
                     high UV absorption.  The        applications.                 this product to two
                     product is USP grade TiO2                                     customers.  We are developing
                     coated with hydrous alumina                                   a coating and dispersion
                     and silica.  The coating                                      technology.
                     substantially reduces photo
                     catalytic activity.

-------------------- ------------------------------- ----------------------------- -------------------------------
Lithium Titanate     This product is a robust        Lithium ion batteries where   During 2001, we  sold $2,209
Spinel               crystalline structure of        high charge and discharge     of lithium titanate to three
                     lithium titanate.  It           rates are desired.            customers for use in testing
                     withstands high lithium                                       and development of battery
                     insertion rates with very                                     materials.
                     little distortion.
-------------------- ------------------------------- ----------------------------- -------------------------------

The products identified above, and other products we are developing with the titanium processing technology, are generally not commodities and must be customized for a specific application working in cooperation with the end user. Accordingly, unless and until we receive an order containing specifications with respect to commercial quantities of each nanoparticle product, that product is necessarily in the development phase. To date, we have not received specifications with respect to commercial quantities of any nanoparticle product, and no customer has used any our nanoparticle products in a commercial product held for sale.

         Target Market for Products of the Titanium Processing Technology. TiO2 nanoparticles are marketed and sold as specialty chemicals. End users typically work closely with suppliers to set product specifications, which may or may not be subsequently certified for individual applications. Very little TiO2 nanoparticle product is sold as a fungible "shelf-item" product.

         Altair's plan for TiO2 nanoparticle market entry has been to prepare a suite of products that have a range of physical and chemical properties. Potential TiO2 nanoparticle end users are invited to test our basic products and to separately work with us so that we may tailor a nanoparticle product for their particular use. We have filled 557 requests for samples of nanoparticle products from the 174 companies and laboratories that have contacted us. Based on sales to date and sample requests, applications for and interest in our TiO2 nanoparticles are seemingly most advanced in applications for batteries (lithium titanate), thermal sprays (TiO2), solid oxide fuel cells (yettrium stabilized zircon) and catalysts (both TiO2 and yettrium stabilized zircon). These are applications from which we hope to make our first volume commercial sales.

         Research, Testing and Development of the Titanium Processing Technology. Our titanium processing technology is the result of several years of research and development work done by BHP. We are continuing the research and development work to both improve the process and to develop commercial applications for it. Such work is being conducted by the former BHP employees who became employees of the Company on January 1, 2001. During fiscal 2001, we incurred $541,000 in research and development expenses related to the titanium processing technology. During fiscal 2000, we incurred $1,426,000 in research and development expenses related to the titanium processing technology.

         In addition, we are engaged in joint research and development efforts with potential customers and other interested parties. For example, in August 2000, we entered into an agreement with the Massachusetts Institute of Technology ("MIT") to carry on joint research to develop a nanostructured fuel cell system for direct hydrocarbon conversion. The research program uses wafer thin sheets of yettrium stabilized zirconia and other materials produced by Altair in conjunction with novel nanostructured anode catalysts developed by MIT.

         The Titanium Processing Technology and Proprietary Rights. BHP filed numerous patent applications with the United States Patent and Trademark Office with respect to our titanium processing technology, and the applications have been transferred to us. We have subsequently filed five additional patent applications relating to nanoparticle technology. All the applications are in the review process, and no patents with respect to the titanium processing technology have been granted to date.

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

         Our process permits exceptional control over particle size, shape, and crystalline form. Our titanium processing technology produces discrete anatase crystals in nanometer sizes and may be doped to be thermally stable up to 800 degrees Centigrade. By remaining stable in high-temperature processing, nanoparticles produced by our titanium processing technology retain the desired nanoparticle size and crystalline phase. In addition, our technology is designed to minimize process effluents needing environmental remediation and to accept a wide variety of naturally occurring titanium feed stocks.

         We have not operated the titanium processing technology at a commercial scale. Accordingly we cannot describe processing efficiencies and costs associated with our titanium processing technology or compare such efficiencies and costs to those of competitors.

         In addition, our ability to capitalize on and develop our technology may be limited by the limited amount of capital we have available and our lack of a substantial operating history. There are approximately ten significant producers of TiO2 nanoparticles in the world, the largest of which supplies approximately 20% of the market. Competing nanoparticle producers are financially strong corporations who enjoy established customer relationships and operating histories.

         Royalty Obligations Related to Our Titanium Processing Technology. We purchased our tianium processing technology and tianium processing assets from BHP pursuant to an on Asset Purchase and Sale Agreement dated November 15, 1999. The purchase price for the titanium processing technology and titanium processing assets was $9,625,500. In addition, the Asset Purchase and Sale Agreement also requires us to pay to BHP, until the earlier of November 15, 2014 or the date we have paid an aggregate royalty of AUD$105,000,000, a quarterly royalty equal to:

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

Tennessee Mineral Property
--------------------------

         Description of the Tennessee Mineral Property. The Tennessee mineral property consists of approximately 9,700 acres of land containing fine, heavy minerals that we have leased in or near Camden, Tennessee. We had previously leased approximately 14,000 acres. However, during 2001, we terminated the leases on approximately 4,300 acres that were distal to our core leasehold in an effort to reduce cash expenditures and concentrate our resources on our core holdings.

         Prior to our beginning to acquire leases on the Tennessee mineral property in 1996, sections of the Tennessee mineral property were leased or owned by each of E.I du Pont de Nemours and Company (from 1950 to 1954), KerrMcGee Corporation (from 1975 to 1989), and BHP Minerals International Inc. (from 1991 to 1994). Each of these predecessors engaged in drilling, sampling and other exploratory activities on the Tennessee mineral property but, based upon such predecessors' particular circumstances and the economics of the period, elected to stop work and relinquish property rights.

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

         In August 1998, based on the consultant's pre-feasibility report, we commenced additional feasibility testing. This consisted of testing the use of fine mineral spiral equipment in Florida on Tennessee mineral property sands followed by spiral equipment testing of Tennessee mineral property sands at an equipment contractor's facility. In 2000, based on the contractor's test results, we designed and commissioned construction of a spiral-based pilot plant for testing at the Tennessee mineral property. The plant was erected at Camden and testing operations began in early 2001 (see "Location and Status of Work on the Tennessee Mineral Property"). Further feasibility testing is expected to involve, among other things, the following:

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

         Subsequent to completion of the 1998 pre-feasibility study, our further exploration of the Tennessee mineral property has suggested the existence of additional heavy mineral sands in an area northwest of the Camden Property known as "Little Benton." Preliminary data indicate that Little Benton contains mineralization similar to the Camden Property. We have approximately 3,500 acres under lease in the Little Benton area and intend to conduct further testing in the future.

         Exploration expenditures on the Tennessee mineral property were $930,777 in 2001, $1,217,966 in 2000 and $4,169,795 to date. Expenditures have been incurred for pilot plant design, fabrication and site preparation, leasehold minimum advance royalty payments, and other related exploration activities. We anticipate spending between $700,000 and $1,200,000 exploring the Tennessee mineral property during 2002. The amount of future expenditures will depend upon the availability of financial capital and the results of our ongoing feasibility testing.

         Competition--the Tennessee Mineral Property. Based on the exploratory work done to date, we anticipate that the saleable products which could be produced from the Tennessee mineral property are ilmenite, rutile and zircon. Testing at the Tennessee mineral property indicates that Camden ilmenites contain from 64% to 72% titanium dioxide. Ilmenites commercially traded today typically contain 40% to 70% titanium dioxide and are used primarily in the production of titanium dioxide pigment, a specialty chemical used principally as a whitener and opacifier for paper, plastics and paint. According to the latest U.S. Geological Survey report, ilmenite is the most abundant naturally occurring, commercially produced titanium mineral and supplies approximately 90% of the world demand for titaniferous material. Such demand is projected to increase at an annual rate of 2%-3% for the foreseeable future. The value of titanium mineral concentrates consumed in the United States in 2001 was approximately $470 million. There are presently two entities in the United States which produce ilmenite concentrate from heavy mineral sands and virtually all production is used by four titanium pigment producers whose plants are primarily located in the southeastern U.S. Pigment producers use various methods to process ilmenite concentrate into titanium dioxide pigment and require that the concentrate feedstock meet certain chemical and size criteria applicable to the process being used.

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

Location and Status of  Work on the Tennessee Mineral Property.

         On the following page is a location map for the Camden and Little Benton region, within which are the leased parcels we collectively refer to as the Tennessee mineral property. Access within blocks is via a network of County and farm roads. Lease blocks in the Camden area are made up of contiguous rural tracts. Land uses are dominantly forestry and cattle grazing. Bottom lands are sometimes used for row crops. There is no history of mining in these areas.

         Altair has an operating pilot plant on the Camden lease block. Pilot plant operations are fully permitted with the state of Tennessee and federal agencies. The plant includes dedicated electrical service, a lay-down area for heavy mineral sand samples, and a combined water storage/sand placement structure. Plant elements include a feed system, conveyors, trommel, two stages of cyclones, and a five-stage spiral plant.

         During 2001, we excavated 970 tons of material from four sites in the Camden leasehold area and processed it through the test facility. Plant operations closely approximated design expectations and we incurred no significant operating problems. Processing of the sample material yielded titanium recoveries exceeding 80% and zirconium recoveries exceeding 90%. These percentages represent the amounts of titanium and zirconium recovered as a percentage of the total titanium and zirconium contained in the sample. Heavy mineral concentrates were subsequently processed through an off-site dry mill to prepare sample products which are now being analyzed by interested parties.

         During 2002, we plan to produce additional bulk concentrates for dry mill processing and marketing purposes. Further development options for the Tennessee Mineral Property are being considered which include joining with a qualified partner to provide additional financial, engineering and corporate resources.



                               [OBJECT OMITTED]

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

         The primary valuable minerals produced from heavy mineral sands are titanium and zircon. Titanium is used primarily as a basic component of titanium dioxide, a pigment used principally as a whitener and opacifier for paper, plastics, and paint. Zircon is used primarily for foundry molds and in the manufacture of certain types of glass and ceramics. The domestic and international markets for both of these products are well established. Both are commodities traded in bulk, usually under long-term contracts, and are also sold in 50-100 lbs. bags, usually traded as a spot-priced product. The U.S. Geological Survey has reported that the value of titanium mineral concentrates consumed in the United States in 2001 was approximately $470 million. The U.S. Geological Survey estimates zirconium production for the United States at approximately 100,000 metric tons in 2001, representing a market value of approximately $35 million. There can be no assurance that testing will demonstrate that the jig can economically extract heavy minerals from heavy minerals sands or that the jig will prove attractive to end users.

         Research, Testing and Development of the Jig. Verification testing with the Series 12 Jig suggests the jig's potential for recovering zircon from heavy mineral sand dry mill tails in Florida. In Phase 1 and 2 trials conducted by Altair involving separation of commercial grade zircon products from mineral sands, the Series 12 Jig withdrew a larger portion of zircon from the feed ore than other mineral sands processing equipment in use today. In tests on zircon/alumina silicate feeds conducted by Altair, the Series 12 Jig has yielded greater than 90% zircon concentrates and recovered up to 75% of the zircon fed to the unit. We have also conducted tests of the Series 12 jig at our Reno test facility. Fine titanium-bearing heavy mineral sands were processed through the jig with resulting titanium recovery rates of 86% and heavy mineral grades of 80%. These results mean that the concentrate produced by the jig, after processing, contained 80% heavy minerals and the jig recovered 86% of the titanium processed.

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

         Although we have limited the amount of our jig testing work as a result of limitations on operating capital, our work during 2001 yielded design changes that enhance the jig's operating characteristics. We are assessing our options for furthering development of the jig and may consider selling the jig technology or licensing it to others. We are currently negotiating an agreement to perform jig tests for fine particle recovery at a third party's processing facility. Any such testing work will be funded by the third party.

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

         The jig competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Competing technologies and products include the following:

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

o        The Falcon  concentrator was developed in Canada and is used mainly for
         pre-concentration   and   scavenging.   A   centrifugal   device,   its
         applications to date have been in the gold and tantalum industries.

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

         Future Development of the Jig. We have concluded that, in the foreseeable future, our limited human and financial resources can most effectively be utilized in the development of the titanium processing assets and titanium processing technology and the Tennessee mineral property. Consequently, we are assessing our options for furthering the development of the jig and may consider selling the jig technology or licensing it to others who have adequate resources to complete development of the jig, establish marketing and distribution channels and initiate manufacturing. In the meantime, we intend to do only limited test and design work on the jig.

Subsidiaries.
-------------

         Altair International Inc. was incorporated under the laws of the province of Ontario, Canada in April 1973 under the name Diversified Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, then to Altair International Gold Inc. in March 1994, and then to Altair International Inc. in November 1996. Altair is currently doing business under the name "Altair Nanotechnologies Inc." and is considering proposing an amendment to its incorporation documents in order to change its legal name to "Altair Nanotechnologies Inc." during 2002.

         Fine Gold was acquired by Altair in April 1994. Fine Gold has earned no operating revenues to date. Fine Gold acquired the intellectual property associated with the jig in 1996. Altair intends that Fine Gold will hold and maintain jig technology rights, including patents.

         MRS was incorporated by Altair in April, 1987 and was formerly known as Carlin Gold Company. MRS previously has been involved in the exploration for minerals on unpatented mining claims in Nevada, Oregon and California. All mining claims have now been abandoned. MRS currently holds, directly or indirectly, all of Altair's interest in the Tennessee mineral property, and Altair intends that MRS will continue to lease or acquire and explore mineral properties in the future, particularly properties that contain minerals that may be processed with the jig.

         Altair Nanomaterials, Inc. was incorporated in 1998 as a wholly-owned subsidiary of MRS and holds all of the Company's interest in our titanium pigment processing technology and related assets. The remaining 100% owned subsidiary, Tennessee Valley Titanium, does not presently have any assets or operations.

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

         We are committed to complying with and, to our knowledge, are in compliance with, all governmental regulations. We cannot, however, predict the extent to which future legislation and regulation could cause us to incur additional operating expenses, capital expenditures, and/or restrictions and delays in the development of our products and properties.

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


Employees.
----------

         The business of Altair is currently managed by Dr. William P. Long, President and Chief Executive Officer of the Company and Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold. In addition, we employ a Chief Financial Officer, a Vice President, a President of Altair Nanomaterials, Inc. and 23 additional employees. Aside from Dr. Long, Mr. Costin, the Chief Financial Officer, and the President of Altair Nanomaterials, Inc., we have no employment agreements with any of our personnel.

         During 2001, we hired two plant operators and, in January 2002, we hired a Vice President for marketing. During 2002, we expect to hire sales, marketing and production employees for the titanium pigment processing business. The quantity and timing of new hires will be dependent on business activity. We do not otherwise anticipate that the number of Company employees will significantly increase until we have sufficient sales and business activity to warrant it.

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

         Coal washing means processing of pulverized coal to remove ash and pyrite. Pyrite is a yellowish-brown mineral sulfide containing iron and sulphur. Pyrite is an undesirable component of coal because sulphur dioxide gas is released when it is burned with coal.

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

         Tantalum is rare metal that is ductile (i.e. not brittle) easily fabricated, highly resistant to corrosion by acids, and a good conductor of heat and electricity and has a high melting point. The major use for tantalum, as tantalum metal powder, is in the production of electronic components, mainly tantalum capacitors. Major end uses for tantalum capacitors include portable telephones, pagers, personal computers, and automotive electronics.

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

         Among the key factors that may have a direct bearing on our operating results are risks and uncertainties described under "Factors That May Affect Future Results," including those attributable to the absence of significant operating revenues, the absence of profits, uncertainties regarding the development and commercialization of the jig, uncertainties regarding the quality, quantity and grade of minerals on the Tennessee mineral property, risks related to our proposed development and exploitation of our titanium processing technology and titanium processing assets and uncertainties regarding our ability to obtain capital sufficient to continue our operations and pursue our proposed business strategy.

Factors that May Affect Future Results.


We have not generated any substantial operating revenues and may not ever generate substantial revenues.
--------------------------------------------------------------------------------

         To date, we have not generated substantial revenues from operations. We have not generated revenues from the jig and are scaling back development efforts in the near future. We have generated only $42,816 of sales revenues in our nanoparticle business and have not completed exploration of the Tennessee mineral property. We can provide no assurance that we will ever generate revenues from the jig or the Tennessee mineral property or that we will generate substantial revenues from the titanium processing technology.

We may continue to experience significant losses from operations.
-----------------------------------------------------------------

         We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 2000 were $6,647,367 and our losses from operations in 2001 were $6,021,532. We will continue to experience a net operating loss until, and if, the titanium processing technology, the jig and/or the Tennessee mineral property begin generating significant revenues. Even if any or all such products or projects begin generating significant revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

We may not be able to raise sufficient capital to meet future obligations.
--------------------------------------------------------------------------

         As of December 31, 2001, we had $599,884 in cash, and a working capital deficit of $81,154. Although we have raised additional capital since December 31, 2001, we do not expect that this capital, when combined with projected revenues from nanoparticle sales, will be sufficient to fund our ongoing operations. Accordingly, we will need to raise significant amounts of additional capital in the future in order to sustain our ongoing operations and continue the testing and additional development work necessary to place the titanium processing technology into continuous operation. In addition, we will need additional capital for testing and development of the jig or exploration of the Tennessee mineral property. If we determine to construct and operate a mine on the Tennessee mineral property, we will need to obtain a significant amount of additional capital to complete construction of the mine and commence operations.

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

The sale of common shares issued upon the exercise of exchange rights or warrants may place downward pressure on the market price of our common shares and encourage short selling.
--------------------------------------------------------------------------------

         The sale in the open market of common shares issuable upon the exercise of exchange rights under existing and recently terminated notes and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of exchange rights or warrants and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

We have pledged substantial assets to secure the Secured Term Note.
--------------------------------------------------------------------------------

         We have pledged all of the intellectual property, fixed assets and common stock of Altair Nanomaterials, Inc., our second-tier wholly-owned subsidiary, to secure repayment of a Secured Term Note with a face value of $2,000,000 issued on December 28, 2001. Altair Nanomaterials, Inc. owns and operates the titanium processing technology we acquired from BHP in 1999. The Secured Term Note is also secured by a pledge of the common stock and leasehold assets of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. If we default on the Secured Term Note, severe remedies will be available to the holder of the Secured Term Note, including immediate seizure and disposition of all pledged assets.


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

We may issue substantial amounts of additional shares without stockholder approval.
-------------------------------------------------------------------------------

         Our Articles of Incorporation authorize the issuance of an unlimited number of common shares. All such shares may be issued without any action or approval by our stockholders. In addition, we have two stock option plans which have potential for diluting the ownership interests of our stockholders. The issuance of any additional common shares would further dilute the percentage ownership of Altair held by existing stockholders.

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

We may be delisted from the Nasdaq National Market if the price of our common shares does not remain above $1.00 per share or if our shareholders' equity does not exceed $10,000,000 after November 1, 2002.
--------------------------------------------------------------------------------

         Effective February 12, 1998, Nasdaq adopted a rule requiring that the minimum bid price for shares of common stock listed on the Nasdaq National Market equal or exceed $1.00 per share. During the month prior to the date this Form 10-K was filed with the SEC, the price of our common shares fell below $1.00 on several occasions. As a matter of practice, Nasdaq generally gives a company a notice of delisting if its common stock trades below $1.00 for 30 consecutive trading days. After receiving the notice, the company will generally be delisted if the trading price for its common stock has not exceed $1.00 for 10 consecutive days within 90 days of the date of the notice. (Nasdaq is not, however, required to give a company any grace period and may delist a company's stock immediately after violation of an applicable rule.) Accordingly, if the price of our common shares trades below $1.00 for a sustained period of time, or if Nasdaq decides to delist our common shares based upon a one-time violation of the bid-price rule, we may be delisted from the Nasdaq National Market.

         In addition, on November 1, 2002, we will become subject to new continued listing requirements. Under these new continued listing requirements, we must have at least $10 million in stockholders' equity, or alternatively, a market capitalization, total assets or total revenue of $50 million combined with, among other things, a minimum bid price of $3.00 per share. As of December 31, 2001, our stockholders' equity was $8,676,494 and our market capitalization, total assets and total revenue are substantially less than $50 million. If our stockholders' equity does not increase to $10,000,000 or more by November 1, 2002 (or if we don't comply with the $50 million market capitalization/asset/revenue and $3.00 bid price continued listing requirements at that time), we may be delisted from the Nasdaq National Market.

         Following such delisting, our common shares would likely be eligible for quotation on the Nasdaq Small Cap, Nasdaq OTC Bulletin Board or other quotation service. Nonetheless, even if our common shares are quoted on an alternative quotation service, the fact of being delisted from the Nasdaq National Market will likely have a negative affect on the price and trading volume for our common shares. Once delisted, our common shares would not be eligible for relisting until, among other things, our common stock traded at or above $5.00 per share for a sustained period of time.

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

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.
--------------------------------------------------------------------------------

         We have never declared or paid cash dividends on our common shares. We currently intend to retain any future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our common shares in the foreseeable future.

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

         TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no long-term agreements with end users to purchase any of our TiO2 nanoparticle products. If we are unable to customize our TiO2 nanoparticle products to the satisfaction of customers or are otherwise unable to obtain any long-term commitments from end-users of our TiO2 nanoparticle products, we may be unable to recoup our investment in the titanium processing technology and titanium processing equipment.

         In addition, the uses for such nanoparticles are limited, and the market for such nanoparticles is small, estimated at 3,800 tons per annum. In light of the small size of the market, we may not be able to profitably market any proposed nanoparticle products for any of the following reasons:

o        there may be insufficient demand for such products;

o despite strong initial demand for any such products, the market for such products may contract as a result of a decrease in demand for goods incorporating such products or other events;

o the increased supply of such products as a result of our entrance into the market may cause the price to drop, reducing or eliminating profitability; and

o competing entities may begin producing, or increase their production of nanoparticles, causing the price to drop or displacing potential sales.


Our costs of production may be too high to permit profitability.
----------------------------------------------------------------

         We have not produced any mineral products using our titanium processing technology and equipment on a commercial basis. Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, competitors may be able to sell TiO2 and other products at a lower price than is economical for Altair.

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


We have not completed testing and development of the jig and are presently focusing our resources on other projects.
--------------------------------------------------------------------------------

         We have not completed testing of, or developed a production model of, any series of the jig. We do not expect to complete testing and development of the jig during the coming year and have determined to focus most of our limited resources on the titanium processing technology and the Tennessee mineral property. We may never develop a production model of the jig.


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

We have not completed examining the feasibility of mining the Tennessee mineral property.
--------------------------------------------------------------------------------

         We are currently in the process of conducting feasibility testing of the Tennessee mineral property. Because we are at an early stage of testing, we are unable to provide any assurance that mining of the Tennessee mineral property is feasible or to identify all processes that we would need to complete before we could commence a mining operation on the Tennessee mineral property. To the extent early feasibility testing yields positive results, we expect feasibility testing to involve, among other things, the following:

o operating a pilot mining facility to determine mineral recovery efficiencies and the quality of end products;
o additional drilling and sampling in order to more accurately determine the quantity, quality and continuity of minerals on the Tennessee mineral property;
o examining production costs and the market for products produced at the pilot facility;
o        designing any proposed mining facility;
o identifying and applying for the permits necessary for any proposed full-scale mining facility; and
o attempting to secure financing for any proposed full-scale mining facility.

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

         Altair Nanomaterials Inc. leases 20,000 square feet of production, laboratory, testing and office space at 204 Edison Way, Reno, Nevada, 89502. The monthly rent for the space is $16,153, and although the initial term of the lease expired on December 31, 2000, it is subject to automatic renewal for six-month periods at inflation-adjusted rent until terminated by Altair. The lease grants us a right of first refusal in the event BHP proposes to sell the building and property subject to the lease and includes an agreement to negotiate in good faith with respect to our possible purchase of such building and property.

         Fine Gold and MRS lease 5,700 square feet of office space at 230 South Rock Boulevard, Suite 21, Reno, Nevada 89502. The lease for the Reno, Nevada offices expired on January 31, 2002 but has been continued on a month-to-month basis with the provision that either party may terminate the lease on 30 days' prior written notice. MRS leases approximately 1,550 square feet of laboratory space at 7950 Security Circle, Reno, Nevada 89506, for its jig testing operations. The test facility lease may be terminated by either party upon eight weeks prior written notice. We believe that the existing offices and test facilities of Altair and its subsidiaries are adequate for our current needs. In the event that alternative or additional office space is required, we believe we could obtain additional space on commercially acceptable terms.

         The Tennessee mineral property consists of approximately 9,700 acres of real property located near Camden, Tennessee, which MRS leases from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See the Notes to the Consolidated Financial Statements for information regarding present and future minimum advance royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided Altair is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The minerals on the Tennessee mineral property have not yet proven to be a reserve, and our operations and proposed plan with respect to it are exploratory in nature. See "Item 1.
Business--Tennessee Mineral Property." The Tennessee mineral property is accessed by public roads and, to our knowledge, has not been used in prior mining operations.

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


Item 4.      Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of security holders during the fourth quarter of the 2001 fiscal year.


                                     PART II


Item 5.      Market for the Common Shares and Related Shareholder Matters


Market Price
------------

         Our common shares are traded on the Nasdaq National Market under the symbol "ALTI." The following table sets forth, for the periods indicated, the high and low bid quotations for our common shares, as reported on the Nasdaq National Market.

Fiscal Year Ended December 31, 2000                                 Low                High
                                                        ----------------    ----------------

         1st Quarter                                             $3.563              $9.250
         2nd Quarter                                              2.000               5.375
         3rd Quarter                                              1.000               4.469
         4th Quarter                                              0.688               3.375

Fiscal Year Ended December 31, 2001                                 Low                High
                                                        ----------------    ----------------

         1st Quarter                                             $1.000              $3.406
         2nd Quarter                                             $1.969              $2.890
         3rd Quarter                                             $1.230              $2.710
         4th Quarter                                             $1.010              $1.790

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. The last sale price of our common shares, as reported on the Nasdaq National Market, on March 26, 2002 was $1.21 per share.

Outstanding Shares and Number of Shareholders.
----------------------------------------------

         As of March 22, 2002, the number of common shares outstanding was 22,813,120 held by 467 holders of record. In addition, as of the same date, we have reserved 5,241,700 common shares for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 4,837,007 common shares for issuance upon exercise of outstanding warrants.

Dividends
---------

         We have never declared or paid cash dividends on our common shares. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future.

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


For the Year Ended December 31,           2001             2000              1999             1998             1997
                                   -----------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Revenues                              $    42,816      $     None       $     None       $     None       $     None
Operating expenses                    $ 6,046,173      $  6,647,367     $  3,729,534     $  3,842,441     $  2,885,043
Interest expense                      $ 1,881,077      $    215,216     $      1,966     $    959,612     $     43,497
Interest income                       $  (148,980)     $    (83,440)    $   (134,811)    $   (335,037)    $    (70,059)
(Gain) loss on foreign exchange       $       402      $   (864,669)    $    160,619     $     17,109     $  $ 123,612
(Gain) on forgiveness of debt                -                 -             (67,442)         (25,805)            -
Loss on redemption of convertible
    debentures                        $      -         $       -        $      -         $    193,256   $         -
Net Loss                              $ 7,754,031      $  5,914,474     $  3,689,866     $  4,651,576     $  2,982,093
Basic and diluted net loss per
     common share from operations     $       .39      $    $  0.34     $       0.24     $       0.31     $       0.21
Cash dividends declared per
     common share                            -                 -                -                -                 -
Deficit, beginning of year            $21,606,378      $ 15,691,904     $ 12,002,038     $  7,350,462     $  4,368,369
Net loss                                7,754,031         5,914,474        3,689,866        4,651,576        2,982,093
Preferential warrant dividend              52,417             -                -                -                -
                                   -----------------------------------------------------------------------------------
Deficit end of year                   $29,412,826      $ 21,606,378     $ 15,691,904     $ 12,002,038     $  7,350,462
                                   ===================================================================================
BALANCE SHEET DATA
Working capital                       $   (81,154)    $     234,714     $ (5,931,717)    $  3,008,789     $  7,480,153
Total assets                          $10,853,243     $  16,651,770     $ 13,365,848     $  7,103,267     $ 12,956,079
Long-term obligations                 $ 1,462,060     $   2,689,493     $      -         $     31,091     $ 4,774,420
Current liabilities                   $   714,689     $   3,741,366     $  7,578,083     $    222,431     $   712,810
Net shareholders' equity              $ 8,676,494     $  10,220,911     $  5,787,765     $  6,849,745     $ 7,468,849


         The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2000 and 2001 were derived from our unaudited quarterly consolidated financial statements filed by us with the SEC in our Quarterly Reports on Form
10-Q with respect to such periods (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data).


          Supplementary Financial Information by Quarter, 2001 and 2000
                                                Quarter Ended     Quarter Ended     Quarter Ended     Quarter Ended
                                                   March 31          June 30        September 30       December 31
                                                   --------          -------        ------------       -----------
Year Ended December 31, 2001:
  Sales                                               None             None               None           $42,816
  Gross Margin                                        None             None               None            18,175
  Net loss                                      $1,903,774       $2,335,304         $1,600,556        $1,914,397
  Loss per common share: (1)
        Basic and Diluted                            $0.10            $0.12              $0.08             $0.09

Year Ended December 31, 2000:
  Sales                                               None             None               None              None
  Gross Margin                                        None             None               None              None
  Net loss                                        $904,997       $1,335,728         $1,881,245        $1,792,504
  Loss per common share: (1)
        Basic and Diluted                            $0.06            $0.08              $0.10             $0.09

(1) Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts does not necessarily equal the total for the year.


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

         In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 9,700 acres of land in Tennessee. A prefeasibility study issued in July 1998 confirmed the existence of heavy minerals and suggests that the property warrants further exploration. Based on the results of these independent studies, we have initiated additional feasibility testing.

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


Results of Operations.
----------------------

         Operating losses before extraordinary items totaled $7,754,031 ($0.39 per share) for the 2001 fiscal year, $5,914,474 ($0.34 per share) for the 2000 fiscal year, and $3,757,308 ($0.24 per share) for the 1999 fiscal year. Principal factors contributing to the losses during these periods were the lack of substantial revenues coupled with the incurrence of operating expenses. Fiscal Year 2001 vs. 2000

         During 2001, Altair Nanomaterials generated $42,816 of revenues through sales of TiO2 nanoparticles, lithium titanate nanoparticles and other materials. TiO2 nanoparticle sales represented 70% of revenues during 2001 with the primary application for this product being thermal spray coatings. Sales revenues in 2001 included $16,985 of previously deferred revenues for which product shipments were made in 2001.

         Mineral exploration and development expenses decreased from $1,217,966 in 2000 to $930,777 in 2001. During 2000, we began construction of a mineral processing pilot plant at the Tennessee mineral property. In connection with such construction, we incurred $413,000 of costs for permitting, design and construction of the plant site and ancillary facilities, and $388,000 for design and fabrication of the processing equipment. During 2001, we incurred $188,000 of costs to complete construction of the pilot plant. This decline in construction costs from 2000 to 2001 was partially offset by the incurrence of operating costs at the plant.

         Research and development expense decreased from $1,555,472 in 2000 to $559,454 in 2001. On January 1, 2001, we hired fourteen former BHP employees who had been involved in the development of the titanium processing technology that we acquired from BHP in November 1999. When we acquired the titanium processing technology, we entered into a services agreement with BHP under which we obtained the services of these fourteen individuals, and certain other BHP employees, for the period November 15, 1999 through December 31, 2000. In 2000, the cost associated with this services agreement was $1,368,000 and was charged to research and development expense. During 2001, of the $1,190,000 in total salaries and overheads, $354,000 was allocated to research and development expense, resulting in a decrease of $996,000 in research and development expense in 2001 from 2000.

         Professional services, which consist principally of legal, consulting and audit expenses, increased from $366,275 in 2000 to $593,088 in 2001. In the first quarter of 2001, we hired new auditors to audit our financial statements. As a result of this, our audit fees increased from $26,000 in 2000 to $157,000 in 2001. We also experienced an increase in legal fees from $176,000 in 2000 to $198,000 in 2001, primarily as a result of preparation of regulatory filings and other documents associated with recent financing activities. Consulting expenses increased from $164,000 in 2000 to $238,000 in 2001, also as a result of recent financing activities.

         General and administrative expenses increased by $553,396 to $2,824,646 in 2001, compared to $2,271,250 in 2000. Salaries and overheads increased by $820,000 to $1,268,000 in 2001, compared to $448,000 in 2000, as a result of hiring the fourteen former BHP employees, the president of Altair Nanomaterials, a marketing manager and a general counsel. With respect to the titanium processing technology, we experienced an increase in expenses of $245,000 to $610,000 in 2001, compared to $365,000 for 2000, for operating supplies, small tools, maintenance, office supplies and production of product samples. Our general corporate expenses decreased by $508,000 to $738,000 in 2001, compared to $1,246,000 for 2000, principally due to a decrease in expense recognized for options granted to employees and service providers.

         Depreciation and amortization expense decreased by $98,196 to $1,138,208 in 2001, compared to $1,236,404 for 2000, principally as a result of lengthening the amortization periods of certain patents. The amortization periods were extended to equal the patent lives.

         On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued to the investor a $7,000,000 Asset-Backed Exchangeable Term Note (the "2000 Note") and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The 2000 Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Proceeds from the 2000 Note were allocated between the 2000 Note and the Warrant; the portion allocated to the Warrant resulted in a discount on the 2000 Note which was being accreted to interest expense over the term of the 2000 Note. Interest expense for 2001 was $1,881,077, compared to interest expense of $215,216 in 2000. The increase results from interest expense of $805,000 on the 2000 Note, amortization of the Warrant discount of $403,000, amortization of debt issue costs of $100,000 and interest related to the issuance of common shares as payment of principal and interest on the 2000 Note of $301,000. In addition to this, interest expense of $240,000 was incurred related to the estimated fair value of warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement associated with the 2000 Note and modification to the 2000 Note terms involving the redemption of exchange amounts. At the same time, interest income increased in 2001 over 2000 due to interest earned on the proceeds received from the 2000 Note.


         The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $864,000.

Fiscal Year 2000 vs. 1999

         Mineral exploration and development expenses increased from $714,893 in 1999 to $1,217,966 in 2000, principally due to costs incurred in the construction of the mineral processing pilot plant at the Tennessee mineral property. Construction began in 2000 and total construction costs of $801,000 were incurred during that year. This increase was partially offset by decreases in other mineral exploration expenses at the Tennessee mineral property.

         Since acquiring the titanium processing technology and titanium processing assets from BHP in November 1999, we have directed our efforts toward the production and marketing of TiO2 nanoparticles. Our acquisition of the titanium processing technology and titanium processing assets in late 1999, and our subsequent production and marketing efforts during 2000, caused a significant increase in our operating expenses for the year ended December 31, 2000 when compared to the year ended December 31, 1999.

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

         Depreciation expense in 2000 increased over 1999 as a result of depreciation on the titanium processing technology and titanium processing assets acquired from BHP.

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

         Interest on long-term debt increased by $79,000 in the year ended December 31, 2000 over the comparable period of 1999 due to interest paid in connection with the rescheduling of the second installment due BHP from February 15, 2000 to May 15, 2000. It further increased by $129,000 due to interest charges associated with the 2000 Note, which we issued in December 2000.

         Interest income in 2000 decreased from 1999 as we had lower cash balances available for investment during most of the year.

Carrying Value of Assets

         We have recorded our investments in the titanium processing technology and titanium processing assets and the centrifugal jig at actual cost. We depreciate such assets using the straight-line method over their estimated useful life. The asset carrying value is the actual cost less accumulated depreciation. We assess the carrying values of these assets on a quarterly basis by comparing the projected undiscounted cash flows to be generated by the assets to the carrying costs of the assets. In order to determine the projected cash flows related to these assets, we use the information and feedback obtained from prospective customers together with general information as to product markets, competitive forces and our production capability to arrive at assumptions with respect to sales volumes and pricing. We next estimate costs of sales based on engineering analysis and actual experience. Operating margins are then calculated based on these assumptions and compared to the carrying cost of the assets. Delays in revenue generation may make the recoverability of our assets less likely.

         When we acquired the titanium processing technology and titanium processing assets from BHP, the core technology for producing titanium dioxide nanoparticles was completely developed, a pilot plant was under construction, and we believed the titanium processing technology and titanium processing assets had near-term commercial value. We expected to complete the pilot plant as a processing facility and begin generating sales revenues through nanoparticle product sales in 2000. We completed construction of the processing facility and made a single small sale of nanoparticles in 2000, and then generated $42,816 of sales revenues in 2001. We underestimated the length of time required for sample analysis and product acceptance by prospective customers and by their customers and, as a result, we have not yet made a substantial amount of nanoparticle sales. We presently estimate that significant nanoparticle sales will begin during the second half of 2002 and that cash flows from future nanoparticle sales will be in excess of the carrying value of the assets. The delay in sales, combined with cash outlays for construction and operation, has affected our cash position and financing plans as more fully described in "Liquidity and Capital Resources" below.

         We intend to use our centrifugal jig to enhance the recovery of heavy minerals at our Tennessee mineral property, and it also has the potential to be sold or licensed to others on a commercial basis. Marketing efforts for the jig have focused on large volume applications such as coal cleaning, heavy mineral sand separations and iron ore processing. Such applications require potential jig purchasers to make significant capital investments and reengineering of plant processes. As a result, potential purchasers in this arena require lengthy equipment evaluations and long testing periods. Since 2000, we have redirected company resources, staff and liquid assets to support the titanium processing technology and Camden exploration effort and away from marketing the jig to others. We are currently negotiating an agreement to perform jig tests for fine particle recovery at a third party's processing facility, and we have entered into discussions with potential jig manufacturers and distributors for marketing the jig to a wider array of market applications under licensing and/or distributorship agreements. We retain ownership of the fundamental technical characteristics of the jig through patent protections. We estimate that future revenues to be derived from jigs placed into commercial operation will be in excess of the carrying value of the assets.

Liquidity and Capital Resources.
--------------------------------

         We generated $42,816 of sales revenues in 2001 but incurred a net loss of $7,754,031. At December 31, 2001, our accumulated deficit was $29,412,826, or an increase of $7,806,448 over the accumulated deficit at December 31, 2000. This increase was due to the net loss for the year and a preferential warrant dividend of $52,417 recorded in connection with the repricing of certain warrants during 2001.

         Our cash and short-term investments decreased from $3,585,729 at December 31, 2000 to $599,884 at December 31, 2001, due to the incurrence of operating costs and the effect of financing transactions which are described below.

         On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued the 2000 Note and the Warrants. The 2000 Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Among certain other covenants, we agreed to maintain a letter of credit in favor of the investor in an amount equal to 57.15% of the principal balance of the 2000 Note until certain conditions were met, after which the required amount would be reduced to 50% of the principal balance of the 2000 Note. The letter of credit was secured by cash proceeds from issuance of the 2000 Note equal to the face amount of the letter of credit. Such cash proceeds are reflected as restricted cash in the Consolidated Balance Sheets.

         The 2000 Note was in the principal amount of $7,000,000 with interest at a rate of 10% per annum. Under the 2000 Note, we were required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest (the "Monthly Payment Amount"). The 2000 Note was due and payable in full on December 15, 2003.

         We had the option to redeem the Monthly Payment Amount in cash. If we elected not to redeem the Monthly Payment Amount, on each due date, the holder of the 2000 Note automatically received the right to exchange (immediately or at any later date during the term) the Monthly Payment Amount into common shares at the applicable "Exchange Price." The Exchange Price for any date was the lesser of (a) a fixed exchange price of $3.00 as adjusted, or (b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right was exercised. The 2000 Note was secured by a pledge of the intellectual property and common stock of Altair Nanomaterials, Inc. and the common stock of Mineral Recovery Systems, Inc.

         During 2001, we made cash payments of principal and interest against the 2000 Note of $1,894,000 and $387,000, respectively, and paid $1,220,000 of principal and interest through the exchange of 824,800 shares of our common stock in accordance with the terms of the 2000 Note. In addition, we made payments of principal and interest against the 2000 Note of $97,743 and $244,941, respectively, through cancellation of call options on 228,456 shares of our common stock.

         On December 28, 2001, we entered into a Termination and Issuance Agreement with the holder of the 2000 Note under which the letter of credit was terminated, $2,500,733 of cash securing the letter of credit was transferred to the investor, and the 2000 Note was exchanged for a new Secured Term Note ("2001 Note") having a face amount of $2,000,000. The interest rate on the 2001 Note is 11% per annum payable monthly. Under the 2001 Note, we are not required to make monthly payments of principal but are required to pay accrued interest at the end of every month. We have the right to redeem the monthly interest payment in cash. If we elect not to redeem the monthly interest payment amount in cash, on each due date, the investor automatically receives the right to exchange (immediately or at any later date during the term) the monthly interest payment amount into common shares at the applicable exchange price. The exchange price for any date is equal to 75% of the average of the closing price of our common stock for the five trading days ending on the trading day immediately preceding the respective due date for payment of interest. The principal amount of the 2001 Note is not convertible into or exchangeable for common shares and is due and payable in cash on March 31, 2003.

         In connection with the 2001 Note, we issued to the investor 200,000 warrants to purchase common shares at an exercise price of $1.50. The warrants are exercisable at any time on or before the earlier of (a) December 15, 2006, and (b) the date 60 days after the market price of the common shares has been equal to or greater than $12.00 for five consecutive days. In addition, we agreed to revise the exercise price of the 350,000 warrants issued with the 2000 Note to $1.50. We also issued to the investor a conditional warrant to purchase up to 500,000 common shares. The conditional warrant expires on the later of March 31, 2003 or the date the 2001 Note has been paid in full. The warrant is subject to a vesting schedule under which 25,000 common shares vest when the closing price of our common stock exceeds $2.00 per share for a period of ten consecutive trading days. Thereafter, additional common shares vest in increments of 25,000 on the day following the first time the closing price exceeds a number greater than $2.00 that is evenly divisible by .5 (e.g. $2.50, $3.00, $3.50) for ten consecutive trading days. To date, no shares have vested under the conditional warrant. The warrant exercise price is $.01 per common share.

         Under the terms of the 2001 Note, we are required to have a minimum cash and cash equivalents balance of $250,000 at the end of each calendar quarter and at any time the closing price of our common shares has been below $1.00 per share for three consecutive trading days.

         The 2001 Note is secured by a pledge of the equipment, intellectual property and common stock of Altair Nanomaterials, and by a pledge of the leaseholds and common stock of MRS.

         During 2001, we sold 2,031,691 common shares together with 2,766,668 warrants in private placements for gross proceeds of $2,650,000. The warrants are exercisable at prices ranging from $1.50 to $5.00 and expire on the earlier of five years from the date of issue or on specified dates after the closing price equals or exceeds prices ranging from $2.50 to $8.00. Also during 2001, 65,000 options were exercised providing us with gross proceeds of $130,000.

         On October 18, 2001, we reduced the exercise price of 255,000 outstanding warrants to $1.00 per share for a period of 45 days and we reduced the exercise price of 458,333 outstanding warrants to $1.00 per share through December 14, 2001. The warrants had been previously issued with exercise prices ranging from $4.00 to $8.00. All 713,333 warrants were exercised resulting in proceeds to us of $713,333.

         At December 31, 2001, we had cash and cash equivalents of $599,884, an amount which, together with proceeds received from a private placement in early 2002 (as discussed below), is sufficient to fund our basic operations through April 30, 2002. After April 30, 2002, we will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property, and to expand our nanoparticle production facility when, and if, current capacity cannot keep pace with product sales. We expect to generate funds through additional private placements of our common stock and warrants to purchase our common stock, additional exercises of warrants and sales of titanium dioxide nanoparticles. On March 11, 2002, we entered into a stock subscription agreement with a private investor which provides for the sale, for $1,000,000 on or before May 31, 2002, of 666,667 common shares and 1,000,002 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share. As of March 20, 2002, we have no commitments to provide additional financing or to purchase titanium dioxide nanoparticles.

Item 8.      Financial Statements and Supplementary Data.

The financial statements required by this Item appear on pages F-1 through F-22 of this Form 10-K.


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


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed

                  1. Financial Statements. The following Consolidated Financial Statements of the Company and Auditor's Report are filed as part of this Annual Report on Form 10-K:

            o        Independent Auditors' Report of Deloitte & Touche LLP

            o        Consolidated Balance Sheets, December 31, 2001 and 2000

            o Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2001 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2001

            o Consolidated Statements of Shareholders' Equity from April 9, 1973 (Date of Inception) to December 31, 2001

            o Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2001 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2001

            o        Notes to Consolidated Financial Statements

   2.       Financial Statement Schedule.  Not applicable.

   3.       Exhibit List


  Exhibit No.               Exhibit                              Incorporated by Reference/ Filed Herewith
------------   ---------------------------------------------    ------------------------------------------------
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

              Amended and Restated Shareholder Rights           Incorporated by reference to the Company's
      4.2     Plan dated October  15,  1999,  between the       Current Report on Form 8-K filed with the
              Company and Equity Transfer Services, Inc.        Commission on November 19, 1999.

              Form of Doral Warrant (Issued December 15,        Incorporated by reference to the Company's
      4.3     2000)                                             Current Report on Form 8-K filed with the SEC
                                                                on December 26, 2000.

                                                                Incorporated by reference to the Company's
      4.5     $2,000,000 Secured Term Note                      Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

              Warrant to Purchase Common Stock (Issued          Incorporated by reference to the Company's
      4.6     December 28, 2001)                                Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

              Warrant to Purchase Common Stock                  Incorporated by reference to the Company's
      4.7     (Conditional) (Issued December 28, 2001)          Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

                                                                Incorporated by reference to Amendment No. 2
      4.8     Amendment No. 1 to Stock Purchase Warrants        to Current Report on Form 8-K/A filed with the
                                                                SEC on January 2, 2002.
                                                                Incorporated by reference to Registration
                                                                Statement on Form S-3, File No. 333-76820,
      4.9     Form of Series 2001C Warrant                      filed with the Commission on January 16, 2002.
                                                                Incorporated by reference to Registration
                                                                Statement on Form S-3, File No. 333-76820,
     4.10     Form of Series 2001D Warrant                      filed with the Commission on January 16, 2002.
                                                                Incorporated by reference to Registration
                                                                Statement on Form S-3, File No. 333-76820,
     4.11     Form of Series 2001E Warrant                      filed with the Commission on January 16, 2002.
                                                                Incorporated by reference to Registration
                                                                Statement on Form S-3, File No. 333-76820,
     4.12     Form of Series 2001F Warrant                      filed with the Commission on January 16, 2002.
                                                                Incorporated by reference to Registration
                                                                Statement on Form S-3, File No. 333-76820,


  Exhibit No.               Exhibit                              Incorporated by Reference/ Filed Herewith
------------   ---------------------------------------------    ------------------------------------------------
    4.13     Form of Series 2001G Warrant                      filed with the Commission on January 16, 2002.
                                                                Incorporated by reference to the Company's
                                                                Annual Report on Form 10-K filed with the
              Employment Agreement between Altair               Commission on March 31, 1998, as amended by
     10.1     International Inc. and William P. Long            Amendment No. 1 to Annual Report on Form
              dated January 1, 1998                             10-K/A filed on May 15, 1998.

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

              Asset Purchase and Sale Agreement dated
              November 15, 1999,  between  the  Company         Incorporated by reference to the Company's
     10.7     and BHP Minerals              International       Current Report on Form 8-K filed with the
              Inc                                               Commission on November 19, 1999.

              Stock Pledge Agreement dated December 15,         Incorporated by reference to the Company's
     10.8     2000 (Mineral Recovery Systems common             Current Report on Form 8-K filed with the
              stock).                                           Commission on December 26, 2000.

                                                                Incorporated by reference to the Company's
     10.9     Stock Pledge Agreement dated December 15,         Current Report on Form 8-K filed with the
              2000 (Altair Technologies common stock).          Commission on December 26, 2000.

                                                                Incorporated by reference to the Company's
    10.10     Research Agreement dated August 1, 2000           Amendment No. 1 on Form 10-K/A filed with the
                                                                Commission on April 17, 2001

                                                                Incorporated by reference to the Company's
    10.11     Note Termination and Issuance Agreement           Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

                                                                Incorporated by reference to the Company's
    10.12     Registration Rights Agreement                     Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

                                                                Incorporated by reference to the Company's
    10.13     First Amendment to Stock Pledge Agreement         Current Report on Form 8-K filed with the SEC
                                                                on January 4, 2002.

       23     Auditor's Consent                                 Filed herewith.

       24     Power of Attorney                                 Included on the Signature Page hereof.

   (b)      Reports on Form 8-K
            -------------------

         The Company filed a Current Report on Form 8-K on January 4, 2002 in which it reported the termination of the 2000 Note, the issuance of the 2001 Note and related transactions.

         The Company filed an Amendment No. 2 to Current Report on Form 8-K/A on January 4, 2002 (amending the Current Report on Form 8-K filed on December 26,
2000) in which it reported the termination of the 2000 Note, the amendment of certain warrants issued in connection with the 2000 Note and related transactions.

         (c)      Exhibits

                  Exhibits to this Report are attached following page F-22 hereof.

         (d)      Financial Statement Schedule

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                              ALTAIR INTERNATIONAL INC.


                          By:       /s/ William P. Long
                                    --------------------------------------
                                        William P. Long,
                                        President, Chief Executive Officer


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


    Signature                                                Title                             Date
    ---------                                                -----                             ----
/s/ William P. Long                                  President and Chief Executive         March 28, 2002
-------------------                                  Officer and Director (Principal
    William P. Long                                  Executive Officer)



/s/ Edward Dickinson                                 Chief Financial Officer and           March 28, 2002
--------------------                                 Secretary  (Principal Financial
    Edward Dickinson                                 and Accounting Officer)



/s/ James I. Golla                                   Director                              March 28, 2002
------------------
    James I. Golla

/s/ George Hartman                                   Director                              March 28, 2002
------------------
    George Hartman


/s/ Robert Sheldon                                   Director                              March 28, 2002
------------------
    Robert Sheldon

Altair International Inc.
and Subsidiaries
(An Exploration Stage Company)

Consolidated Financial Statements as of December 31, 2001 and 2000 and for Each of the Three Years in the Period Ended December 31, 2001 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2001 and Independent Auditors' Report


                                TABLE OF CONTENTS
                                -----------------

                                                                                                              Page
                                                                                                              ----

INDEPENDENT AUDITORS' REPORT                                                                                   F-1

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, December 31, 2001 and 2000                                                      F-2

  Consolidated Statements of Operations for Each of the Three Years
    in the Period Ended December 31, 2001 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2001                                                                   F-3

  Consolidated Statements of Shareholders' Equity for the Period from April 9, 1973
    (Date of Inception) to December 31, 2001                                                                F-4 -  F-7

  Consolidated Statements of Cash Flows for Each of the Three Years in
    the Period Ended December 31, 2001 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2001                                                                F-8 - F-10

  Notes to Consolidated Financial Statements                                                               F-11 - F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Altair International, Inc.
Reno, Nevada

         We have audited the accompanying consolidated balance sheets of Altair International, Inc. (an exploration stage company) and subsidiaries (collectively referred to as the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, and for the period from April 9, 1973 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the period from April 9, 1973 (date of inception) to December 31, 1997 were audited by other auditors whose report, dated February 17, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from April 9, 1973 (date of inception) through December 31, 1997 reflect a net loss of $7,350,462 of the related totals. The other auditors' report has been furnished to us and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from April 9, 1973 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is an exploration stage enterprise engaged in developing mineral processing equipment, producing titanium dioxide products, and exploring and developing mineral properties. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, because the Company is still in the exploration stage, there have been no adjustments to record potential impairments on long-term assets.



/S/ DELOITTE & TOUCHE LLP
-------------------------
    DELOITTE & TOUCHE LLP
    Salt Lake City, Utah
    March 15, 2002


ALTAIR INTERNATIONAL INC. and subsidiaries
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Expressed in United States Dollars)
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------
                                                                           2001                     2000
                                                                       ------------             ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $    599,884             $  1,335,729
  Restricted cash                                                              --                  2,250,000
  Other current assets                                                       33,651                  390,351
                                                                       ------------             ------------
           Total current assets                                             633,535                3,976,080

RESTRICTED CASH                                                                --                  1,750,000

PROPERTY AND EQUIPMENT, Net                                               5,987,950                6,601,917

PATENTS AND RELATED EXPENDITURES, Net                                     3,739,864                4,111,740

OTHER ASSETS                                                                491,894                  212,033
                                                                       ------------             ------------
TOTAL ASSETS                                                           $ 10,853,243             $ 16,651,770
                                                                       ============             ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                             $    528,405             $    158,642
  Notes payable - current portion                                              --                  3,500,004
  Loans payable - related parties                                           143,000
  Capital lease obligations - current portion                                 2,312                   24,763
  Deferred revenue                                                           40,972                   57,957
                                                                       ------------             ------------
           Total current liabilities                                        714,689                3,741,366
                                                                       ------------             ------------
NOTES PAYABLE, Long-term portion                                          1,462,060                2,687,181
                                                                       ------------             ------------
CAPITAL LEASE OBLIGATIONS, Long-term portion                                   --                      2,312
                                                                       ------------             ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 3, 6, 7, 8, 9, 10, 11, and 12)

SHAREHOLDERS' EQUITY:
  Common stock, no par value, unlimited shares authorized;
    22,694,142 and 19,325,488 shares issued and outstanding
    at December 31, 2001 and 2000                                        38,089,320               32,388,589
  Stock subscription receivable                                                --                   (561,300)
  Deficit accumulated during the development stage                      (29,412,826)             (21,606,378)
                                                                       ------------             ------------
           Total shareholders' equity                                     8,676,494               10,220,911
                                                                       ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 10,853,243             $ 16,651,770
                                                                       ============             ============


               See notes to the consolidated financial statements.


ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                          Period April  9,
                                                                                                            1973 (Date of
                                                                        Year Ended December 31,             Inception) to
                                                             ------------------------------------------      December 31,
                                                                  2001           2000            1999           2001
                                                             ----------      ----------      ----------       ---------
SALES                                                      $     42,816            None            None    $     42,816

COST OF SALES                                                    18,175            None            None          18,175
                                                             ----------      ----------      ----------       ---------
GROSS MARGIN                                                     24,641            None            None          24,641
                                                             ----------      ----------      ----------       ---------
OPERATING EXPENSES:
  Mineral exploration and development                           930,777    $  1,217,966    $    714,893       5,918,665

  Research and development                                      559,454       1,555,472         354,462       3,128,959
  Professional services                                         593,088         366,275         252,337       2,563,912
  General and administrative expenses                         2,824,646       2,271,250       1,899,759      11,847,482
  Depreciation and amortization                               1,138,208       1,236,404         508,083       4,517,414
                                                             ----------      ----------      ----------       ---------
           Total operating expenses                           6,046,173       6,647,367       3,729,534      27,976,432
                                                             ----------      ----------      ----------       ---------
LOSS FROM OPERATIONS                                          6,021,532       6,647,367       3,729,534      27,951,791
                                                             ----------      ----------      ----------       ---------
OTHER EXPENSE (INCOME):
  Interest expense                                            1,881,077         215,216           1,966       3,383,951
  Interest income                                              (148,980)        (83,440)       (134,811)       (813,840)
  Loss (gain) on foreign exchange                                   402        (864,669)        160,619        (558,777)
                                                             ----------      ----------      ----------       ---------
           Total other expense (income), net                  1,732,499        (732,893)         27,774       2,011,334
                                                             ----------      ----------      ----------       ---------
LOSS BEFORE EXTRAORDINARY ITEMS                               7,754,031       5,914,474       3,757,308      29,963,125
                                                             ----------      ----------      ----------       ---------
EXTRAORDINARY ITEMS:
  Gain on forgiveness of debt                                      --              --           (67,442)       (795,972)
  Loss on redemption of convertible debentures
                                                                                                                193,256
                                                             ----------      ----------      ----------       ---------
           Total extraordinary items                               --              --           (67,442)       (602,716)
                                                             ----------      ----------      ----------       ---------
NET LOSS                                                      7,754,031       5,914,474       3,689,866      29,360,409

PREFERENTIAL WARRANT DIVIDEND                                    52,417            --              --            52,417
                                                             ----------      ----------      ----------       ---------
NET LOSS APPLICABLE TO SHAREHOLDERS                        $  7,806,448    $  5,914,474    $  3,689,866    $ 29,412,826
                                                             ==========      ==========      ==========       =========

LOSS BEFORE EXTRAORDINARY ITEMS AND
  PREFERENTIAL WARRANT DIVIDEND PER COMMON
  SHARE - Basic and diluted                                $       0.39    $       0.34    $       0.24    $       4.14

EFFECT OF EXTRAORDINARY ITEMS ON
  EARNINGS PER SHARE - Basic and diluted                           0.00            0.00           (0.01)          (0.08)
                                                             ----------      ----------      ----------       ---------
LOSS PER COMMON SHARE - Basic and diluted                  $       0.39    $       0.34    $       0.23    $       4.06
                                                             ----------      ----------      ----------       ---------
WEIGHTED AVERAGE SHARES - Basic and diluted                  20,063,473      17,371,214      15,472,075       7,231,574
                                                             ==========      ==========      ==========       =========


              See notes to the consolidated financial statements.




ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                      Common Stock                        Accumulated
                                                  ----------------------     Stock         During the
                                                                Stated    Subscription   Development
                                                   Shares       Amount     Receivable       Stage            Total
                                                 ---------     ---------   ---------      ----------       ----------
APRIL 9, 1973 (DATE OF INCEPTION)                     None          None       None             None           None

Common stock issued                                101,668   $   387,073       $-               --      $   387,073

Net loss                                              --            --         --     $     (361,572)      (361,572)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1984                        101,668       387,073       --           (361,572)        25,501

Common stock issued                                 40,000       240,770       --               --          240,770
Common stock issued for management fees              1,280         7,004       --               --            7,004
Net loss                                              --            --         --            (78,606)       (78,606)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1985                        142,948       634,847       --           (440,178)       194,669

Common stock issued for property                     3,333        18,058       --               --           18,058
Acquisition of subsidiary                          780,000        44,551       --               --           44,551
Common stock issued for underwriter bonus            4,000             1       --               --                1
Net loss                                              --            --         --           (210,667)      (210,667)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1986                        930,281       697,457       --           (650,845)        46,612

Common stock issued for property                     6,667         8,027       --               --            8,027
Flow through shares                                298,650       463,301       --               --          463,301
Common stock issued for rights offering            257,822       253,947       --               --          253,947
Net loss                                              --            --         --           (696,642)      (696,642)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1987                      1,493,420     1,422,732       --         (1,347,487)        75,245

Common stock issued for services                    16,667        14,592       --               --           14,592
Common stock issued                                 16,667        14,592       --               --           14,592
Common stock issued in settlement of debt          233,333        51,073       --               --           51,073
Net loss                                              --            --         --           (149,316)      (149,316)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1988                      1,760,087     1,502,989       --         (1,496,803)         6,186

Common stock issued                                127,500        75,058       --               --           75,058
Common stock issued in settlement of lawsuit        41,667        22,800       --               --           22,800
Net loss                                              --            --         --           (151,372)      (151,372)
                                                 ---------     ---------   ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1989                      1,929,254     1,600,847       --         (1,648,175)       (47,328)
                                                 ---------     ---------   ---------      ----------       ----------
                                                                                                          (Continued)

              See notes to the consolidated financial statements.



ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------

                                                                                             Deficit
                                                      Common Stock                         Accumulated
                                                  ----------------------       Stock        During the
                                                                Stated      Subscription   Development
                                                   Shares       Amount       Receivable       Stage            Total
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1989                      1,929,254   $ 1,600,847   $      --      $(1,648,175)   $   (47,328)

Common stock issued                                133,333       218,882          --             --          218,882
Exercise of stock options                           33,333        18,240          --             --           18,240
Common stock issued for property                    11,666        11,674          --             --           11,674
Common stock issued for services                    13,333        21,888          --             --           21,888
Net loss                                              --            --            --         (230,125)      (230,125)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1990                      2,120,919     1,871,531          --       (1,878,300)        (6,769)

Common stock issued                                266,667       196,994          --             --          196,994
Common stock issued for property                    28,333        17,146          --             --           17,146
Net loss                                              --            --            --         (258,209)      (258,209)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1991                      2,415,919     2,085,671          --       (2,136,509)       (50,838)

Common stock issued                              1,086,753       443,237          --             --          443,237
Common stock issued for property                   115,000        49,249          --             --           49,249
Common stock issued for settlement of debt          55,177        24,155          --             --           24,155
Net loss                                              --            --            --         (353,665)      (353,665)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE, DECEMBER 31, 1992                       3,672,849     2,602,312          --       (2,490,174)       112,138

Common stock issued                                 48,000        36,393          --             --           36,393
Common stock issued for property                    46,667        55,012          --             --           55,012
Net loss                                              --            --            --         (193,323)      (193,323)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1993                      3,767,516     2,693,717          --       (2,683,497)        10,220

Common stock issued                                600,000       131,329          --             --          131,329
Common stock issued for shares of subsidiary       750,000       257,187          --             --          257,187
Common stock issued for royalties                   83,333        33,641          --             --           33,641
Net loss                                              --            --            --         (227,860)      (227,860)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1994                      5,200,849     3,115,874          --       (2,911,357)       204,517

Common stock issued                              2,700,000       875,529          --             --          875,529
Exercise of stock options                          247,000        53,553          --             --           53,553
Exercise of stock warrants                         350,000       171,458          --             --          171,458
Net loss                                              --            --            --         (424,109)      (424,109)
                                                 ---------     ---------     ---------      ----------      ----------
BALANCE,  DECEMBER 31, 1995                      8,497,849     4,216,414          --       (3,335,466)       880,948
                                                 ---------     ---------     ---------      ----------      ----------
                                                                                                          (Continued)
              See notes to the consolidated financial statements.



ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------

                                                                                                  Deficit
                                                      Common Stock                              Accumulated
                                                   -------------------------       Stock         During the
                                                                    Stated      Subscription   Development
                                                     Shares         Amount        Receivable       Stage            Total
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1995                        8,497,849    $  4,216,414   $       --      $ (3,335,466)   $    880,948

Common stock issued                                  554,027       1,637,307           --              --         1,637,307
Exercise of stock options                            702,000         526,850           --              --           526,850
Exercise of stock warrants                         3,012,463       2,471,219           --              --         2,471,219
Stock options issued to non-employees                   --           285,503           --              --           285,503
Common stock issued for acquisition of TMI         1,919,957       2,521,469           --              --         2,521,469
Net loss                                                --              --             --        (1,032,903)     (1,032,903)
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1996                       14,686,296      11,658,762           --        (4,368,369)      7,290,393

Exercise of stock options                            362,500       1,530,406           --              --         1,530,406
Stock options issued to non-employees                   --           528,555           --              --           528,555
Stock options issued to employees                       --            62,800           --              --            62,800
Exercise of stock warrants                           443,949       1,038,788           --              --         1,038,788
Net loss                                                --              --             --        (2,982,093)     (2,982,093)
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1997                       15,492,745      14,819,311           --        (7,350,462)      7,468,849

Stock options issued to non-employees                   --           841,944           --              --           841,944
Stock options issued to employees                       --            15,420           --              --            15,420
Common stock cancelled                              (723,065)           --             --              --              --
Common stock issued for convertible debenture        387,735       3,061,444           --              --         3,061,444
Exercise of stock options                             17,500         113,664           --              --           113,664
Net loss                                                --              --             --        (4,651,576)     (4,651,576)
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1998                       15,174,915      18,851,783           --       (12,002,038)      6,849,745

Stock options issued to non-employees                   --           765,386           --              --           765,386
Common stock issued                                  300,000       1,862,500           --              --         1,862,500
Net loss                                                --              --             --        (3,689,866)     (3,689,866)
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 1999                       15,474,915      21,479,669           --       (15,691,904)      5,787,765

Stock options issued to non-employees                   --           424,063           --              --           424,063
Stock subscription receivable                           --              --         (561,300)           --          (561,300)
Stock warrants issued                                   --         1,245,050           --              --         1,245,050
Exercise of stock options                             71,300         335,778           --              --           335,778
Common stock issued                                3,779,273       8,904,029           --              --         8,904,029
Net loss                                                --              --             --        (5,914,474)     (5,914,474)
                                                   ---------       ---------      ---------      ----------       ----------
BALANCE,  DECEMBER 31, 2000                       19,325,488      32,388,589       (561,300)    (21,606,378)     10,220,911
                                                   ---------       ---------      ---------      ----------       ----------

          See notes to consolidated financial statements. (Continued)


ALTAIR INTERNATIONAL, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------

                                                                                                  Deficit
                                                      Common Stock                              Accumulated
                                                   -------------------------       Stock         During the
                                                                    Stated      Subscription    Development
                                                     Shares          Amount       Receivable       Stage            Total
                                                   ---------       ---------      ---------      ----------       ----------

BALANCE,  DECEMBER 31, 2000                        19,325,488    $ 32,388,589   $   (561,300)   $(21,606,378)   $ 10,220,911

Stock options issued to non-employees                    --           158,089           --              --           158,089
Stock subscription receivable                            --              --          561,300            --           561,300
Stock warrants issued                                    --           776,469           --              --           776,469
Preferential warrant dividend                            --            52,417           --           (52,417)           --
Shares issued for settlement of debt                  824,800       1,220,423           --              --         1,220,423
Exercise of stock options                              65,000         130,000           --              --           130,000
Common stock expired                                 (266,170)           --             --              --              --
Exercise of warrants                                  713,333         713,333           --              --           713,333
Common stock issued                                 2,031,691       2,650,000           --              --         2,650,000
Net loss                                                 --              --             --        (7,754,031)     (7,754,031)

BALANCE,  DECEMBER 31, 2001                        22,694,142    $ 38,089,320           None    $(29,412,826)   $  8,676,494
                                                                                                                  (Concluded)


                See notes to consolidated financial statements.


ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------

                                                                                                           Period April 9,
                                                                                                            1973 (Date of
                                                                         Year Ended December 31,            Inception) to
                                                                ------------------------------------------    December 31,
                                                                   2001           2000            1999           2001
                                                                -----------   -----------      -----------    -----------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                  $ (7,754,031)   $ (5,914,474)   $ (3,689,866)   $(29,360,409)
  Adjustments to reconcile net loss to net cash used
    in development activities:
    Depreciation and amortization                              1,138,208       1,236,404         508,083       4,517,414
    Shares issued for services                                      --              --              --            99,926
    Shares issued for settlement of debt                            --              --              --            75,228
    Shares issued for interest                                   819,755            --              --           823,827
    Shares issued for property                                      --              --              --           159,166
    Issuance of stock options to non-employees                   158,089         424,063         765,386       3,003,540
    Issuance of stock options to employees                          --              --              --            78,220
    Issuance of stock warrants                                   396,123         420,182            --           816,305
    Amortization of discount on note payable                     403,021          12,052            --           415,073
    Amortization of debt issuance costs                          100,000            --              --           100,000
    Loss on redemption of convertible debenture                     --              --              --           193,256
    Gain on forgiveness of debt                                     --              --           (67,442)       (795,972)
    Loss on disposal of fixed assets                                --              --              --             1,945
    Loss (gain) on foreign currency translation                      402        (864,669)        160,619        (559,179)
    Deferred financing costs written off                            --              --              --           515,842
    Changes in assets and liabilities (net of effects
      of acquisition):
      Restricted cash                                          4,000,000      (4,000,000)           --              --
      Other current assets                                        14,016         990,579         172,512       1,700,947
      Other assets                                                   886        (169,606)           --          (168,720)
      Accounts payable and accrued liabilities                   369,763         (75,161)         48,734         259,191
      Deferred revenue                                           (16,985)         57,957            --            40,972
                                                                -----------   -----------      -----------    -----------
           Net cash used in development activities              (370,753)     (7,882,673)     (2,101,974)    (18,083,428)
                                                                -----------   -----------      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Asset acquisition (see Note 3)                                    --              --        (2,422,417)     (2,422,417)
  Purchase of property and equipment                            (158,296)       (226,612)       (207,048)     (1,294,675)
  Disposal (purchase) of patents and related expenditures          5,933            --           (76,135)     (1,882,187)
                                                                -----------   -----------      -----------    -----------
           Net cash used in investing activities                (152,363)       (226,612)     (2,705,600)     (5,599,279)
                                                                -----------   -----------      -----------    -----------
                                                                                                               (Continued)

                See notes to consolidated financial statements.


ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------

                                                                                                           Period April 9,
                                                                                                            1973 (Date of
                                                                         Year Ended December 31,            Inception) to
                                                            --------------------------------------------     December 31,
                                                                   2001           2000           1999           2001
                                                              -----------    -----------      -----------    -----------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Issuance of common shares for cash,
  net of issuance costs                                     $  2,650,000    $  8,904,029    $  1,862,500    $ 18,173,659
  Collection of stock subscription receivable                    561,300            --              --           561,300
  Issuance of convertible debenture                                 --              --              --         5,000,000
  Proceeds from exercise of stock options                        130,000         335,778            --         2,708,491
  Proceeds from exercise of warrants                             713,333            --              --         4,617,328
  Issuance of related party notes                                168,000            --              --           168,000
  Issuance of notes payable                                         --         7,000,000            --         7,000,000
  Payment of notes payable                                    (4,385,599)     (6,498,931)         (6,191)    (11,196,044)
  Payment of related party notes                                 (25,000)           --              --           (25,000)
  Payment on capital lease                                       (24,763)           --              --           (24,763)
  Purchase of call options                                          --          (449,442)           --          (449,442)
  Redemption of convertible debentures                              --              --              --        (2,250,938)
                                                              -----------    -----------      -----------    -----------
  Net cash (used in) provided by financing activities           (212,729)      9,291,434       1,856,309      24,282,591

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                          (735,845)      1,182,149      (2,951,265)        599,884

CASH AND CASH EQUIVALENTS, Beginning of period                 1,335,729         153,580       3,104,845            None
                                                              -----------    -----------      -----------    -----------
CASH AND CASH EQUIVALENTS, End of period                    $    599,884    $  1,335,729    $    153,580    $    599,884
                                                              ===========    ===========      ===========    ===========

                                                                                          Year Ended December 31,
                                                                                   -----------------------------------
                                                                                      2001          2000         1999
                                                                                   ---------      --------     -------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                           $ 386,557      $ 85,929     $ 1,966
                                                                                   ---------      --------     -------
  Cash paid for income taxes                                                            None          None        None
                                                                                   =========      ========     =======
                                                                                                          (Continued)

                See notes to consolidated financial statements.

ALTAIR INTERNATIONAL INC. and subsidiaries
(An Exploration Stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2001:

o In connection with amendments to the Doral 18, LLC 2000 Note, we issued warrants for 300,000 shares of common stock. The warrants had an estimated fair value of $346,354 of which $239,562 has been amortized into interest expense during the year ended December 31, 2001. The remaining amount will be recognized over the life of the note.

o We cancelled call options on 228,456 shares of our common stock to pay $97,743 of principal and $244,941 of interest on the Doral 18, LLC 2000 Note. In addition, the cancellation of the call options resulted in an additional interest expense of $210,568.

o In accordance with the terms of our Doral 18, LLC 2000 Note, we paid $644,804 of principal and $273,731 of interest through the issuance of 824,800 shares of our common stock. In addition, the conversion of the note resulted in an additional interest expense of $301,888.

o        We repriced warrants, held by a shareholder, for 713,333 common shares.
     The repriced warrants have an incremental fair value of $52,417 and have been accounted for as a preferential warrant dividend.

o In connection with the 2001 Note issued to Doral 18, LLC, we issued warrants for 200,000 common shares. The warrants had an estimated fair value of $74,733. We also repriced existing warrants for 650,000 common shares from $3.00 per share to $1.50 per share. The repriced warrants have an incremental fair value of $199,222.


For the year ended December 31, 2000:

o We entered into a capital lease obligation of $46,395 for laboratory equipment.

o We issued 1,003,626 shares of common stock as part of a repricing agreement (see Note 8).

o We recorded a stock subscription receivable for 165,000 shares of common stock with an investor.

o In conjunction with the Doral 18, LLC note (see Note 6), we issued warrants to purchase 350,000 common shares at $3.00 per share. The warrants had an estimated fair value of $824,900.

o We cancelled call options on 19,222 shares of our common stock to pay $18,221 of interest on the 2000 Note.


For the year ended December 31, 1999:

o On November 16, 1999, we acquired certain assets from BHP Minerals International, Inc. Liabilities assumed in the acquisition are as follows:

Fair value of assets purchased                                   $ 9,625,500
Cash paid                                                             None
                                                                 -----------
Note payable denominated in U.S. dollars
 (15,000,000 Australian dollars)                                 $ 9,625,500
                                                                 ===========


See notes to consolidated financial statements.                  (Concluded)

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

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

      Principles of Consolidation - The consolidated financial statements include the accounts of Altair International Inc. and its subsidiaries which include (1) Mineral Recovery Systems, Inc. (MRS), (2) Fine Gold Recovery Systems, Inc. (FGRS), (3) Altair Nanomaterials, Inc. (ANI), and
      (4) Tennessee Valley Titanium, Inc. (TVT), (collectively referred to as the "Company"), all of which are 100% owned. Intercompany transactions and balances have been eliminated in consolidation.

      Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, we incurred net losses of $7,754,031, $5,914,474, and $3,689,866, respectively, and since the date of inception have incurred cumulative losses of $29,360,409. At December 31, 2001 and 2000, we had stockholder's equity of $8,676,494 and $10,220,911, respectively. At December 31, 2001, current liabilities exceeded current assets by $81,154. However, at December 31, 2000, current assets exceeded current liabilities by $234,714. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Because the Company is still in the exploration stage, there have been no adjustments to record potential impairment on long-term assets. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing the titanium processing technology, the Tennessee mineral property, and the centrifugal jig. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of debt (term notes). Additional funds will be required to complete development activities. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

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

      Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates fair value.

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

      Patents and Related Expenditures - Patents related to the pigment production technology and centrifugal jig technology are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from 14 to 20 years.

      Exploration - Expenditures incurred in the search for mineral deposits and the determination of the commercial viability of such deposits are charged to expense as incurred.

      Research  and   Development   Expenditures  -  Research  and   development
      expenditures are charged to expense as incurred.

      Debt Issuance Costs - Debt issuance costs are recorded at cost and amortized over the life of the note payable, which ranged from 15 to 24 months. Debt issuance costs totaled $475,694 and $195,833 at December 31, 2001 and 2000, respectively.

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

      Stock-Based Compensation - We have elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

      Long-Lived Assets - We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

      Revenue Recognition - Revenue is recognized at the time the purchaser has accepted delivery of the product. For the year ended December 31, 2001, we sold titanium dioxide and lithium titanate nanoparticles, and other materials, to customers involved in research activities totaling $42,816. To date, none of our sales have been utilized by customers in commercial products held for sale.

      Net Loss Per Common Share - Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The existence of stock options, warrants, and convertible debentures does not affect the calculation of net loss per share on a fully diluted basis because the effect of including the additional common stock equivalents would be antidilutive.

      Recent Accounting Pronouncements-SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities, be recognized as either assets or liabilities at fair market value. We adopted the standard on January 1, 2001. There has been no impact on our financial statements of adopting this statement.

      SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125, requires disclosures related to securitization transactions and collateral. We adopted this statement at January 1, 2001. There has been no impact on our financial statements of adopting this statement.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes accounting and reporting standards for business combinations and is effective for business combinations initiated after June 30, 2001. We adopted this statement at July 1, 2001. There has been no impact on our financial statements of adopting this statement.

      In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We will adopt the provisions of SFAS No. 142 in 2002. Net intangible assets as of December 31, 2001 are $3,739,864. We have not yet completed an analysis of the impact of the adoption of the statement. The impairment analysis will be completed by June 30, 2002 as required by SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
      Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the year ending December 31, 2002. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

      Comprehensive Income - The only component of comprehensive income in 2001, 2000, and 1999 was net loss.

      Deferred Income Taxes - We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all deferred tax assets.

      Extraordinary  Items - As a result of a 1994  merger with  TransMar,  Inc.
      (TMI), FGRS assumed all of TMI's liabilities. During 1999, 1998, and 1996, FGRS extinguished certain of TMI's liabilities at less than the recorded amounts of such debt. The gain on forgiveness of debt totaled $67,442, $25,805, and $702,725 in 1999, 1998, and 1996, respectively.

      During 1998, we redeemed convertible debentures of $2,250,000, incurring a redemption loss of $193,256.

      Deferred Revenue - We entered into a sales contract on October 6, 2000 with a customer for titanium dioxide nanoparticles under which the total contract amount was prepaid. During 2001, $16,476 of products was delivered under the contract and recognized as sales revenues.

      Fair Value of Financial Instruments - Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

      Reclassifications - Certain reclassifications have been made to the prior year amounts to conform to classifications adopted in the current year.

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

      The purchase price for the assets and technology was 15,000,000 Australian dollars (AUD$), or $9,625,500 U.S. dollars (US$), and was payable in four equal installments. The first installment was paid at closing on November 16, 1999, the second and third installments were paid on May 12, 2000 and the remaining installment was paid on August 1, 2000. The installments due in AUD$ were translated into US$ at the date of payment and the related foreign currency gain (loss) was recorded as other income or expense. We are also required to pay to BHP, until the earlier of (1) November 15, 2014 or (2) the date we have paid an aggregate royalty of 105,000,000 AUD$, a quarterly royalty of from 1.5% to 3% of certain titanium dioxide products produced and 3% of other products sold. As of December 31, 2001, $922 of royalties were payable under this agreement.

      In connection with the Asset Purchase Agreement, we entered into a lease with BHP pursuant to which we lease approximately 20,000 square feet of laboratory and testing space at BHP's testing facility in Reno, Nevada for a monthly rent of $16,153. The lease is subject to automatic renewal for six-month periods at inflation-adjusted rent until terminated by us. The lease grants us a right of first refusal in the event BHP intends to sell the building and property subject to the lease.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

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

4.       PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31, 2001 and December 31, 2000:

                                                   2001                2000
                                                ----------          ----------
      Furniture and office equipment              $ 75,833           $ 82,582
      Vehicles                                     125,031            125,031
      Centrifugal jig equipment                    649,065            644,632
      Jig testing equipment                         45,128             45,128
      Pigment production equipment               6,974,548          6,822,679
                                                ----------          ----------
      Total                                      7,869,605          7,720,052
      Less accumulated depreciation             (1,881,655)        (1,118,135)
                                                ----------          ----------

      Total property and equipment             $ 5,987,950        $ 6,601,917
                                                ===========         ===========

      Depreciation expense for the years ended December 31, 2001, 2000, and 1999 totaled $772,268, $751,846, and $169,234, respectively.

5.       PATENTS AND RELATED EXPENDITURES

Patents and related expenditures consisted of the following at December 31, 2001 and December 31, 2000:

                                                   2001               2000
                                                ----------         ----------
      Pigment production patent applications    $ 1,517,736        $ 1,523,670
      Centrifugal jig patents                     4,210,987          4,210,987
      Royalty agreement                             424,881            424,881
      Mineral recovery technology rights            243,000            243,000
                                                 ----------         ----------
                                                  6,396,604          6,402,538
      Less accumulated amortization              (2,656,740)        (2,290,798)
                                                 ----------         ----------

      Total patents and related expenditures    $ 3,739,864        $ 4,111,740
                                               ===========        ===========

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

6.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

      Notes payable consisted of the following at December 31, 2001 and 2000:

                                                      2001            2000
                                                  -----------      -----------
      Note payable to Doral 18, LLC              $  1,867,857      $ 7,000,000
      Less current portion                                          (3,500,004)
      Less discount resulting from allocation
      of debt proceeds to warrant                   (405,797)        (812,815)
                                                  -----------      -----------
      Long-term portion of notes payable          $ 1,462,060      $ 2,687,181
                                                  ===========      ===========

         On December 15, 2000, pursuant to a securities purchase agreement, we sold to Doral 18, LLC ("Doral") a $7 million 10% Asset-Backed Exchangeable Term Note (the 2000 Note) and detachable warrants to purchase 350,000 common shares at $3.00 per share. At the same time, we acquired call options on 247,678 shares of our common stock held by Doral 18, LLC.

         Net proceeds of $4 million from the 2000 Note were placed in a restricted bank account to secure a letter of credit and were scheduled to be released as principal payments were made. Under the 2000 Note, we were required to make monthly payments on or before the 15th day of each calendar month in the principal amount of $291,667 plus accrued interest. We had the right to redeem the monthly payment amounts in cash at any time throughout the term of the 2000 Note and could prepay the 2000 Note in $250,000 increments at any time at a price equal to 115% of the sum of outstanding principal and accrued interest. If we elected not to redeem the monthly payment amount in cash, on each due date, the holder of the 2000 Note automatically received the right to exchange (immediately or at any later date during the term) the monthly payment amount into common shares at the applicable exchange price. The exchange price for any date was the lesser of (a) a fixed exchange price of $3.00, subject to adjustment, and (b) the average of the lowest three daily trading prices of the common shares during the 15 trading days ending on the day before an exchange right was exercised. At its option, the holder of the 2000 Note could reduce at fair market value the number of shares subject to the call option described in Note 8 in lieu of receiving shares upon the exercise of exchange rights. The 2000 Note was due and payable in full on December 15, 2003.

         During 2000, we paid $18,221 of interest through the cancellation of call options on 19,222 shares of our common stock.

         During 2001, we made cash principal payments of $1,894,394, interest payments of $286,557, and incurred additional interest expense of $100,000 related to fees to extend the registration statement associated with the 2000 Note. In addition, we paid $97,743 of principal and $244,941 of interest on the 2000 Note through the cancellation of call options on 228,456 shares of our common stock. Doral also converted $644,804 of principal and $273,731 of interest payable on the 2000 Note into 824,800 shares of common stock. These conversions resulted in additional interest expense of $301,888 which is equal to the difference between the fair value of the stock at the date of conversion and the conversion price stated on the note agreement.

         On June 7, 2001, we entered into an agreement with Doral under which we were granted the option to redeem up to $1,652,252 of the unpaid monthly payment amounts with the addition of a 10% redemption premium. In addition, Doral agreed to waive the penalties associated with late effectiveness of the registration statement and gave us the option to

 ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------


         redeem the unexercised portion of exchange rights that are not exercised within 90 days of becoming exercisable. In return for this, we granted Doral warrants to purchase 300,000 common shares at an exercise price of $3.00. The warrants expire on the earlier of December 15, 2005 or the date 60 days following the fifth day the closing price of our common shares equals or exceeds $12.00. The warrants have a fair value of $346,354 of which $239,562 has been amortized into interest expense during the year ended December 31, 2001. The remaining amount will be recognized over the life of the note.

         On December 28, 2001, a Termination and Issuance Agreement was signed with Doral. The 2000 Note was exchanged for a new note ("2001 Note") having a face amount of $2,000,000. In addition, the letter of credit discussed above was terminated and $2,500,733 of restricted cash securing the letter of credit was paid to Doral. The 2001 Note has an interest rate of 11% per annum (see below). Interest is due and payable monthly. If interest is not paid, Doral automatically receives the right to exchange (immediately or at any later date during the term) the monthly interest payment amount into common stock at the applicable exchange price. The exchange price for any date is equal to 75% of the average of the closing price of our common stock for the five trading days ending on the trading day immediately preceding the respective due date for payment of interest. The principal amount of the 2001 Note is due and payable on March 31, 2003.

         In connection with the 2001 Note, 200,000 warrants were issued to Doral to purchase common stock at an exercise price of $1.50. The warrants are exercisable at any time on or before the earlier of (a) December 15, 2006, or (b) the date 60 days after the market price of the common stock has been equal to or greater than $12.00 for five consecutive days. The warrants have an estimated fair value of $74,733, as determined using the Black-Scholes pricing model.

         In addition, the exercise price of 650,000 warrants previously issued to Doral in conjunction with the 2000 Note were repriced from $3.00 per share to $1.50 per share. The repriced warrants have an incremental fair value of $199,222, as determined using the Black-Scholes pricing model.

         Doral also received contingent warrants to purchase up to 500,000 shares of common stock. The warrants expire on the later of March 31, 2003 or the date the 2001 Note has been paid in full. The warrants are subject to a vesting schedule under which 25,000 shares of common stock vest when the closing price of our common stock exceeds $2.00 per share for a period of ten consecutive trading days. Thereafter, additional shares of common stock vest in increments of 25,000 on the day following the first time the closing price exceeds a number greater than $2.00 that is evenly divisible by .5 (e.g. $2.50, $3.00, $3.50) for ten consecutive trading days. The warrant exercise price is $.01 per common share. The fair value of these warrants will be recognized if and/or when such contingencies are resolved and the warrants vest.

         In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the exchange of the notes discussed above was not considered to result in a substantially different debt instrument. Accordingly, although the note has a face amount of $2,000,000, the carrying amount of the note on the date of modification remains at $1,867,857 and the difference between this amount and the face amount of $2,000,000 will be recorded as additional interest expense over the life of the note. The new warrants issued and the repricing of the existing warrants were recorded at a fair value of $273,955 and represent additional debt modification costs. Such costs are being amortized using the interest method over the new term of the debt.

         The proceeds of the 2000 Note were allocated between the debt and the warrants based on relative fair values on the date of issuance. Because the 2001 Note was not substantially different from the 2000 Note, the remaining unamortized discount on the note payable is being accreted to interest expense over the term of the 2001 Note.

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

         Under the terms of the 2001 Note, we are required to maintain a minimum cash and cash equivalents balance of $250,000 at the end of each calendar quarter and at any time the closing price of our common stock has been below $1.00 per share for three or more trading days. As of December 31, 2001, we complied with these requirements.

         The 2001 Note is secured by a pledge of the equipment, intellectual property and common stock of ANI, and by a pledge of the leasehold interest in mineral deposits and common stock of MRS.

         We have long-term capital leases 4 related to the acquisition of equipment. Long-term capital lease obligations as of December 31, 2001 are as follows:

         Year ending December 31, 2002                  $ 2,353
         Less amounts representing interest                 (41)
         Less current portion                            (2,312)
                                                         ------

         Total                                            None
                                                         ------



         The gross book value of equipment under capital leases was $46,395 at December 31, 2001 and 2000. The amortization expense associated with these capital leases is included in depreciation expense.

7.       STOCK OPTIONS AND WARRANTS

         Stock Options - We have stock option plans administered by the Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five-year terms and typically vest over periods ranging from immediately to three years from the date of grant.

         Stock option activity for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                            2001                       2000                      1999
                                 ------------------------- ------------------------- --------------------------
                                                  Weighted                     Weighted                   Weighted
                                                  Average                       Average                   Average
                                                  Exercise                     Exercise                   Exercise
                                       Shares      Price           Shares       Price         Shares        Price
                                     ---------   --------          ---------   --------      --------   ----------

Outstanding at beginning
  of year                            2,958,700   $  5.37          3,060,000    $ 5.92       1,965,000    $  6.61
Granted during the year              1,368,000      2.12            420,000      3.86       1,550,000       5.74
Cancelled                             (595,000)     4.14           (450,000)     7.80        (455,000)      8.30
Exercised                              (65,000)     2.00            (71,300)     4.71
                                     ---------   --------          ---------   --------      --------   ----------

Outstanding at end of year           3,666,700   $  4.38          2,958,700    $ 5.37       3,060,000     $ 5.92
                                     =========   =========         =========   =========     =========   =========
Options exercisable at year end      2,999,700   $  4.84          2,153,700    $ 5.45       1,835,000     $ 5.64
                                     =========   =========         =========   =========     =========   =========

Weighted average fair value of
  options granted during year                    $  1.70                       $ 3.24                     $ 2.83
                                                 =========                    =========                  =========

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 2001:

                                                                                           Stock Options
                                       Stock Options Outstanding                            Exercisable
                             ---------------------------------------------         -----------------------------
                                                Weighted
                                                 Average       Weighted                              Weighted
                                                Remaining      Average                               Average
Range of                         Number        Contractual     Exercise                Number        Exercise
Exercise Prices                Outstanding    Life (Years)      Price                Exercisable      Price
---------------                -----------    ------------      -----                -----------      -----

$2.00 to$ 2.10                       973,000       4.0           $ 2.00                  411,000     $ 2.00
$2.25 to$ 4.00                       825,000       2.9             2.62                  795,000       2.61
$4.38 to$ 6.75                     1,008,700       2.3             5.09                  933,700       5.14
$6.79 to$ 10.00                      860,000       1.6             7.93                  860,000       7.93
-----   -------                      -------       ---             ----                  -------       ----

                                   3,666,700       2.7           $ 4.38                2,999,700     $ 4.84
                                   =========       ===           ======                =========     ======


         We have elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. Generally, stock options are granted at an option price at or greater than fair market value on the date of grant. We recorded compensation expense of $158,089, $424,063, and $765,386 for stock options granted to non-employees for the years ended December 31, 2001, 2000, and 1999, respectively.

         We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. To estimate compensation expense that would be recognized under SFAS 123, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:


                                                                 2001             2000                1999
                                                             -----------       -----------         -----------
Net loss (both basic and diluted):
  As reported                                                $ 7,754,031       $ 5,914,474          $ 3,689,866
  Pro forma                                                    9,228,721         9,637,609            4,628,960

Loss per common share (both basic and diluted):
  As reported                                                       0.39              0.34                 0.23
  Pro forma                                                         0.46              0.56                 0.30




         In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                    2001             2000             1999
                                   ------           ------           ------
Dividend yield                     None             None             None
Expected volatility                   81 %             93 %            75 %
Risk-free interest rate             4.76 %           6.40 %          5.80 %
Expected life (years)                5.0              4.6             5.0

ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2001 (Expressed in United States Dollars)
--------------------------------------------------------------------------------

         Warrants - Warrant activity for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

                                                  2001                      2000                      1999
                                      ----------------------      --------------------      --------------------
                                               Weighted                   Weighted                  Weighted
                                                Average                   Average                   Average
                                               Exercise                   Exercise                  Exercise
                                        Warrants       Price       Warrants      Price       Warrants      Price
                                        --------       -----       --------      -----       --------      -----

Outstanding at beginning
  of year                              1,883,672     $ 5.175         150,000     $ 8.50       180,000    $ 16.72
Granted during the year                3,441,668        1.24       1,733,672       4.89       150,000       8.50
Expired                                                                                      (180,000)     16.72
Exercised                               (713,333)       1.00
                                       ---------        ----       ---------       ----       -------       ----
Outstanding at end of year             4,612,007     $  2.92       1,883,672     $5.175       150,000     $ 8.50
                                       =========     =======       =========     ======       =======     ======




         The warrants were issued in conjunction with debt offerings, issuance of common stock, and payment for outside services. The warrants expire on various dates ranging from March 2002 to July 2006. Most warrants contain provisions whereby the expiration date is accelerated if our Common Shares close at or above specified prices ranging from $2.50 to $14.00 per share.

8.       OTHER TRANSACTIONS

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

         Pursuant to an assignment and agreement dated December 15, 2000, the equity fund referred to in the preceding paragraph transferred all of its remaining rights under the common stock purchase agreement, including its right to reprice the remaining 500,521 of the initial 1,251,303 shares, to Doral 18, LLC (Doral) (see Note 6). Pursuant to this purchase agreement, Doral exercised its right to reprice approximately 70,928 of the initial shares and received 247,678 Common Shares. In exchange for approximately $1,650,000, we bought from Doral and terminated all remaining rights under the common stock purchase agreement, including all remaining repricing rights. In conjunction with this buyout, Doral granted us a call option to purchase 247,678 Common Shares for a nominal exercise price. Between December 15, 2000 and December 28, 2001, we paid $97,743 of principal and $244,941 of interest on the $7 million 10% Asset-Backed Exchangeable Term Note through the cancellation of call options on the 247,678 Common Shares (see Note 6).

         In 2001, we received payment of $561,300 from an investor on a stock subscription receivable.

         On March 26, 2001, 266,170 shares of common stock held in escrow as part of the 1999 TransMar, Inc. merger agreement were cancelled because the assets acquired from TransMar, Inc. did not generate the cash flow required by the escrow agreement.

         On October 18, 2001, we reduced the exercise price of 255,000 outstanding warrants to $1.00 per share for a period of 45 days and we reduced the exercise price of 458,333 outstanding warrants to $1.00 per share through December 14, 2001. As a result of these repricings, we recorded a preferential warrant dividend of $52,417 as of the repricing date. The warrants had been previously issued with exercise prices ranging from $4.00 to $8.00.

9.       LEASES

         Operating Leases - We lease certain premises and equipment under operating leases. As of December 31, 2001, future minimum lease payments under non-cancelable operating leases were $5,415 due in 2002.

         Lease expense for the years ended December 31, 2001, 2000, and 1999 totaled $304,330, $283,964, and $104,622, respectively.

         Mineral Leases - Our subsidiary, MRS, has entered into various mineral leases for a 100% interest in approximately 9,700 acres of land in the state of Tennessee, United States with minimum annual advance royalty payments as follows:

         Year ending December 31:
           2002                                             $    139,761
           2003                                                  157,537
           2004                                                  248,411
           2005                                                  254,807
           2006                                                  254,807
           Thereafter                                            355,405



         The mineral leases are subject to a production royalty; however, MRS will receive a credit against production royalties for all advance royalties paid. The lessors can only terminate the leases upon failure of MRS to make the minimum payments as required by the leases. The Company has paid royalties of $87,593, $101,559, and $55,440 for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, we owed $8,868 of royalty payments to lessors.

10.      INCOME TAXES

         Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for the three years in the period ended December 31, 2001.

         A reconciliation of the federal statutory income tax rate and our effective income tax rates is as follows:

                                                                                  Year Ended December
                                                               ------------------------------------------------
                                                               2001              2000               1999

Federal statutory income taxes (benefit)                      $ (2,713,911)     $ (2,010,921)      $ (1,254,554)
Meals and entertainment                                                601             1,824              2,349
Valuation allowance                                              2,713,310         2,009,097          1,252,205
                                                                 ---------         ---------          ---------

    Total                                                            None              None               None
                                                                 ---------         ---------          ---------

         The components of the deferred tax assets consisted of the following as of December 31, 2001 and 2000:
                                                2001               2000
                                            ----------         ----------
Deferred tax assets:
  Net operating loss carryforward           $ 6,238,645        $ 3,349,475
  Unrealized loss                                80,359             24,312
                                            ----------         ----------
  Total deferred tax assets                   6,319,004          3,373,787

Deferred tax liabilities
 - basis difference in assets                  (879,780)          (725,740)

Valuation allowance                          (5,439,224)        (2,648,047)
                                             ----------         ----------

Total deferred tax assets                         None              None
                                             ==========         ==========




         The net operating loss carryforwards total $17,824,699 as of December 31, 2001 will expire at various dates beginning in 2001 through 2020.

11.      COMMITMENTS AND CONTINGENCIES

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

12.      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001, officers made loans to us of $168,000. These are short-term, unsecured, non-interest bearing loans payable on demand, the proceeds of which were used to meet working capital needs. A total of $25,000 was repaid during 2001.

13.      SUBSEQUENT EVENT

         On March 11, 2002, we entered into a stock subscription agreement with a private investor which provides for the sale of 666,667 common shares and 1,000,002 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share for $1,000,000 on or before May 31, 2002.

                                     ******

                                                                     Exhibit 23
                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


We consent to the incorporation by reference in Registration Statement Nos. 333-76820, 333-54092, 333-36462, 333-45511 of Altair International, Inc. on Form
S-3 and Registration Statement Nos. 333-64495 and 333-33481 of Altair International, Inc. on Form S-8 of our report dated March 25, 2002, appearing in this Annual Report on Form 10-K of Altair International, Inc. for the year ended December 31, 2001.



/s/DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

   Salt Lake City, Utah
   March 27, 2002