Form 10-Q
period 2002-03-31
ALTAIR INTERNATIONAL INC
filed 2002-05-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                            ALTAIR INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Province of
           Ontario,
           Canada                      1-12497                      None
 ------------------------------   ----------------------     -----------------
 (State or other  jurisdiction    (Commission File  No.)       (IRS Employer
       of incorporation)                                     Identification No.)



                         1725 Sheridan Avenue, Suite 140
        -----------------------------------------------------------------
                               Cody, Wyoming 82414

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


   As of May 8, 2002 the registrant had 24,583,791 Common Shares outstanding.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                             March 31,     December 31,
                                                              2002             2001
                                                           ------------    ------------
                                     ASSETS
                                     ------

Current Assets
Cash and cash equivalents                                  $    359,691    $    599,884
Other current assets                                             36,828          33,651
                                                           ------------    ------------
Total current assets                                            396,519         633,535
Property and Equipment, net                                   5,805,654       5,987,950
Patents and Related Expenditures, net                         3,647,554       3,739,864
Other Assets                                                    459,557         491,894
                                                           ------------    ------------
                             Total Assets                  $ 10,309,284    $ 10,853,243
                                                           ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
Accounts payable and accrued liabilities                   $    688,473    $    528,405
Note payable - current portion                                1,569,649            --
Stock purchase advances                                         558,485            --
Loans payable - related parties                                 124,243         143,000
Capital lease obligations - current portion                        --             2,312
Deferred revenue                                                   --            40,972
                                                           ------------    ------------
Total current liabilities                                     2,940,850         714,689
                                                           ------------    ------------
Note Payable, Long-Term Portion                                    --         1,462,060
                                                           ------------    ------------
Commitments and Contingencies
Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
22,903,831 and 22,694,142 shares issued and
outstanding at March 31, 2002 and December 31, 2001          38,460,791      38,089,320
Deficit accumulated during the development stage            (31,092,357)    (29,412,826)
                                                           ------------    ------------
                      Total Shareholders' Equity              7,368,434       8,676,494
                                                           ------------    ------------
              Total Liabilities and Shareholders' Equity   $ 10,309,284    $ 10,853,243
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

                                                                                   Period
                                                                                April 9, 1973
                                                                                  (date of
                                                Three Months Ended March 31,    inception) to
                                               ----------------------------        March 31,
                                                   2002            2001             2002
                                               ------------    ------------    ------------
Sales                                          $     48,937            None   $      91,753
Cost of sales                                        30,175            None          48,350
                                               ------------    ------------    ------------
Gross Margin                                         18,762            None          43,403
                                               ------------    ------------    ------------
Operating Expenses
Mineral exploration and development                 152,188    $    361,454       6,070,853
Research and development                            138,609         122,888       3,267,568
Professional services                               226,073         105,131       2,789,985
General and administrative expenses                 608,128         803,820      12,455,610
Depreciation and amortization                       285,699         279,880       4,803,113
                                               ------------    ------------    ------------
Total operating expenses                          1,410,697       1,673,173      29,387,129
                                               ------------    ------------    ------------
Loss from Operations                              1,391,935       1,673,173      29,343,726
                                               ------------    ------------    ------------
Other (Income) Expense:

Interest expense                                    288,298         300,240       3,672,249
Interest income                                        (702)        (69,405)       (814,542)
Gain on foreign exchange                               --              (234)       (558,777)
                                               ------------    ------------    ------------
Total other expense, net                            287,596         230,601       2,298,930
                                               ------------    ------------    ------------
Loss before extraordinary items                   1,679,531       1,903,774      31,642,656
                                               ------------    ------------    ------------
Extraordinary items:
Gain on forgiveness of debt                            --              --          (795,972)
Loss on redemption of convertible debentures           --              --           193,256
                                               ------------    ------------    ------------
Total extraordinary items                              --              --          (602,716)
                                               ------------    ------------    ------------
Net loss                                          1,679,531       1,903,774      31,039,940
Preferential Warrant Dividend                          --              --            52,417
                                               ------------    ------------    ------------
Net Loss Applicable to Shareholders            $  1,679,531    $  1,903,774      31,092,357
                                               ============    ============    ============

Loss before extraordinary items and Preferential Warrant Dividend per common share:

Basic and diluted                              $       0.07    $       0.10    $       4.25
Effect of extraordinary items
on earnings per share:
Basic and diluted                                      --              --             (0.08)
                                               ------------    ------------    ------------
Loss per common share -
Basic and diluted                              $       0.07    $       0.10    $       4.17
                                               ============    ============    ============
Weighted average shares -
Basic and diluted                                22,842,455      19,336,214       7,442,373
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

                                                                                        Period
                                                                                     April 9, 1973
                                                                                       (date of
                                                    Three Months Ended March 31,     inception) to
                                                    ----------------------------       March 31,
                                                        2002            2001            2002
                                                    ------------    ------------    ------------
Cash flows from development activities:
Net loss                                            $ (1,679,531)   $ (1,903,774)   $(31,039,940)
Adjustments to reconcile net loss to net cash
used in development activities:
Depreciation and amortization                            285,699         279,880       4,803,113
Shares issued for services                                  --              --            99,926
Shares issued for settlement of debt                        --              --            75,228
Shares issued for interest                                69,770            --           893,597
Shares issued for property                                  --              --           159,166
Issuance of stock options to non-employees                 2,421         104,737       3,005,961
Issuance of stock options to employees                      --          111,690           78,220
Issuance of stock warrants                                98,280            --           914,585
Amortization of discount on note payable                 107,590         103,113         522,663
Amortization of debt issuance costs                       63,426            --           163,426
Loss on redemption of convertible debenture                 --              --           193,256
Gain on forgiveness of debt                                 --              --          (795,972)
Loss on disposal of fixed assets                            --              --             1,945
Gain on foreign currency translation                        --              --          (559,179)
Deferred financing costs written off                        --              --           515,842
Changes in assets and liabilities (net of effects
of acquisition):
Restricted cash                                             --           (64,111)           --
Other current assets                                      (3,177)        227,222       1,697,770
Other assets                                              44,911          24,999        (123,809)
Accounts payable and accrued liabilities                 160,068          92,335         419,259
Stock purchase advances                                  558,485            --           558,485
Deferred revenue                                         (40,972)           --              --
                                                    ------------    ------------    ------------
Net cash used in development activities                 (333,030)     (1,023,909)    (18,416,458)
                                                    ------------    ------------    ------------
Cash flows from investing activities:
Asset acquisition                                           --              --        (2,422,417)
Purchase of property and equipment                       (11,094)       (126,177)     (1,305,769)
Purchase of patents and related expenditures                --              --        (1,882,187)
                                                    ------------    ------------    ------------
Net cash used in investing activities                    (11,094)       (126,177)     (5,610,373)
                                                    ------------    ------------    ------------
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


                                                                                          Period
                                                                                       April 9, 1973
                                                                                         (date of
                                                        Three Months Ended March 31,   inception) to
                                                       -----------------------------      March 31,
                                                           2002             2001           2002
                                                       ============    ============    ============
Cash flows from financing activities:
Issuance of common shares for cash, net of
share issue costs                                      $    125,000            --      $ 18,298,659
Collection of stock subscription receivable                    --      $    561,300         561,300
Issuance of convertible debenture                              --              --         5,000,000
Proceeds from exercise of stock options                        --            40,000       2,708,491
Proceeds from exercise of warrants                             --              --         4,617,328
Issuance of related party notes                                --              --           168,000
Issuance of notes payable                                      --              --         7,000,000
Payment of notes payable                                       --          (105,420)    (11,196,044)
Payment of related party notes                              (18,757)           --           (43,757)
Payment on capital lease                                     (2,312)           --           (27,075)
Purchase of call options                                       --              --          (449,442)
Redemption of convertible debentures                           --              --        (2,250,938)
                                                       ------------    ------------    ------------
Net cash used in financing activities                       103,931         495,880      24,386,522
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents       (240,193)       (654,206)        359,691
Cash and cash equivalents, beginning of period              599,884       1,335,729            None
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period               $    359,691    $    681,523    $    359,691
                                                       ============    ============    ============
Supplemental disclosures:

Cash paid for interest                                         None    $     20,637
                                                       ============    ============
Cash paid for income taxes                                     None            None
                                                       ============    ============

Supplemental  schedule of non-cash investing and financing  activities:

For thequarter ended March 31, 2002:

- None

For the quarter ended March 31, 2001:

- We cancelled call options on 228,456 shares of our common stock to pay $97,743 of principal and $244,941 of interest on the Doral 18, LLC 2000 Note. In addition, the cancellation of the call options resulted in an additional interest expense of $210,568.

                                                                                         (concluded)



                       (See Notes to Financial Statements)

                   ALTAIR INTERNATIONAL INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair International Inc. and its subsidiaries (collectively, "Altair", "We" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

        Effective August 1, 2001, we began doing business under the name "Altair Nanotechnologies, Inc." We will submit to the shareholders of the Company at the next annual meeting an amendment to our articles of incorporation formally changing our name to "Altair Nanotechnologies, Inc."

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

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarter ended March 31, 2002, we incurred a net loss of $1,679,531, and since the date of inception have incurred cumulative losses of $31,092,357. At March 31, 2002, current liabilities exceeded current assets by $2,544,331. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Because the Company is still in the exploration stage, there have been no adjustments to record potential impairment on long-term assets. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing the titanium processing technology, the Tennessee mineral property, and the centrifugal jig. The recoverability of amounts capitalized as property and equipment and patents and related expenditures is dependent upon our ability to successfully develop and commercialize the titanium processing technology. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of debt (term notes). Additional funds will be required to complete development activities. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

        The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

        Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The existence of stock options, warrants, and convertible securities affects the calculation of loss per share on a fully diluted basis. When a net loss is reported, the number of shares used for basic and diluted net loss per share is the same since the effect of including the additional common stock equivalents would be antidilutive.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We have not yet completed an analysis of the impact of the adoption of the statement. The impairment analysis will be completed by June 30, 2002 as required by SFAS No. 142.

Note 3.  Common Stock

        Common stock transactions during the three months ended March 31, 2002 were as follows:

                                                        Common Stock
                                                    --------------------
                                                                Stated
                                                    Shares       Amount
                                                 ===========   ===========
Balance, December 31, 2001                        22,694,142   $38,089,320
Common stock issued through private placements       100,000       125,000
Stock options issued to non-employees                                2,421
Warrants issued for services                                        98,280
Shares issued for services                            50,000        76,000
Shares issued for payment of interest on
Doral 18, LLC note                                    59,689        69,770
                                                 -----------   -----------
Balance, March 31, 2002                           22,903,831   $38,460,791
                                                 ===========   ===========

        On March 11, 2002, we entered into a stock purchase agreement with an investor that provides for the sale of 666,667 common shares and 1,000,000 warrants for total consideration of $1,000,000. At March 31, 2002, the investor had remitted $558,485 toward the purchase price. This amount is recorded as stock purchase advances in the accompanying Consolidated Balance Sheets. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000. The purchase price is to be paid in full by July 31, 2002.

        During the three months ended March 31, 2002, we issued 250,000 warrants in connection with the issuance of common stock. The exercise price of the warrants ranged from $1.50 to $2.50.

Note 4.  Note Payable

        Note payable consisted of the following at March 31, 2002 and December 31, 2001:

                                         March 31, 2002      December 31, 2001
                                         --------------      -----------------
Note payable to Doral 18, LLC             $ 1,894,286         $ 1,867,857

Less current portion
Less discount resulting from allocation
  of debt proceeds to warrant                (324,637)           (405,797)
                                          -----------         -----------
Long-term portion of notes payable        $ 1,569,649         $ 1,462,060

                                          ===========         ===========

Note 5.  Subsequent Events

        On April 16, 2002, we reduced the exercise price on 582,500 warrants to $1.05 per share for the period April 26, 2002 through June 30, 2002. The warrants had been previously issued with exercise prices ranging from $3.50 to $5.00. These repricings did not increase the value of the warrants to the warrant holder, as calculated using the Black-Scholes pricing model.

        On May 7, 2002, we entered into a securities purchase agreement with private investors pursuant to which they purchased 1,250,000 common shares and 312,500 warrants to purchase common shares for an aggregate purchase price of $1,000,000. The warrants expire five years from the date of issuance and are exercisable at $1.13 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2001 and March 31, 2002 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2001 and March 31, 2002. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

        For the three months ended March 31, 2002, net losses totaled $1,679,531 ($.07 per share) compared to $1,903,774 ($.10 per share) for the same period of 2001. Principal factors contributing to the losses during these periods were the lack of substantial revenue together with the incurrence of operating expenses.

        During the first quarter of 2002, we generated revenues of $48,937 through sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and other materials. Sales revenues included $40,972 of previously deferred revenues for which product shipments were made during the first quarter of 2002. These products were used primarily in thermal spray coatings.

        During the first quarter of 2001, we completed the installation and began testing of the pilot plant facility at our Tennessee mineral property. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. We incurred no comparable mineral exploration and development expenses during the first quarter of 2002. The normal ongoing expenses associated with our mineral leaseholds, which are principally advance royalty payments and labor involved in exploration activities, did not change significantly from the first quarter of 2001 to the first quarter of 2002.

        Our research and development ("R&D") efforts in the first quarter of 2002 were directed principally to batteries, thermal spray coatings and fuel cells. R&D expenses increased by $15,721 from $122,888 in the first quarter of 2001 to $138,609 in the same period of 2002 as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities. We also experienced an increase in payroll overhead costs charged to R&D due to a rise in employee health insurance costs.

        Professional services, which consist principally of legal, consulting and audit expenses, increased from $105,131 during the first quarter 2001 to $226,073 in the first quarter 2002. The increase is attributable to an increase in consulting expenses of $98,000 for the estimated fair value of warrants issued to consultants for services rendered, and $22,000 for legal charges associated with nanotechnology patent applications.

        General and administrative expenses decreased from $803,820 in first quarter 2001 to $608,128 in the same period of 2002. Expenses associated with stock options issued to employees and service providers decreased by $216,000. In the first quarter of 2001, we repriced certain options granted to employees at a cost of $111,000 and issued options to service providers at a cost of $105,000. Comparable costs were not incurred in the first quarter of 2002. In addition, investor relations expense decreased by $20,000 as we cut back some of our investor relations programs. These decreases in expense were partially offset by a reduction of $27,000 in income recognized on the value of call options held by us in the first quarter of 2001. All of the call options were cancelled during 2001.

        During the first quarter of 2001, we had $4,000,000 of restricted cash received in connection with our issuance of a $7,000,000 asset-backed exchangeable term note. Interest income earned on this cash was $64,000 during the quarter. On December 28, 2001, the term note was exchanged for a new note and the restricted cash was paid to the lender. As a result of this, our cash balance available for investment was significantly reduced during the first quarter of 2002 and interest income declined.

Liquidity and Capital Resources

        We generated $48,937 of sales revenues in the first quarter of 2002 but incurred a net loss of $1,679,531. At March 31, 2002, our accumulated deficit was $31,092,357, or an increase of $1,679,531 over the accumulated deficit at December 31, 2001. This increase was due to the net loss for the quarter.

        Our cash and short-term investments decreased from $599,884 at December 31, 2001 to $359,691 at March 31, 2002, due to the incurrence of operating costs and the effect of financing transactions which are described below.

        During the quarter ended March 31, 2002, we sold 100,000 common shares together with 250,000 warrants in a private placement for gross proceeds of $125,000. Of the 250,000 warrants, 100,000 are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $2.50 for 10 days. An additional 100,000 warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $3.00 for 10 days. The remaining 50,000 warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $3.50 for 10 days.

        On March 11, 2002, we entered into a stock subscription agreement with a private investor which provides for the purchase and sale, for $1,000,000 to be paid on or before May 31, 2002, of 666,667 common shares and 1,000,002 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share. At March 31, 2002, we had received $558,485 of advances toward the purchase price of the shares. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000. One-third of the warrants are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

        On April 16, 2002, we reduced the exercise price on 582,500 warrants to $1.05 per share for the period April 26, 2002 through June 30, 2002. The warrants had been previously issued with exercise prices ranging from $3.50 to $5.00. As of May 8, 2002, 2002, 286,169 of such warrants had been exercised resulting in net proceeds to us of $300,477.

        On May 7, 2002, we entered into a securities purchase agreement with private investors pursuant to which they purchased 1,250,000 common shares and 312,500 warrants to purchase common shares for an aggregate purchase price of $1,000,000. The warrants expire five years from the date of issuance and are exercisable at $1.13 per share.

        At March 31, 2002, we had cash and cash equivalents of $359,691, an amount which, together with the $300,477 of proceeds received from the exercise of warrants and the $1,000,000 of proceeds received from the sale of 1,250,000 common shares described above, is sufficient to fund our basic operations through July 31, 2002. We anticipate that the remaining 296,331 repriced warrants will be exercised prior to June 30, 2002 with proceeds to us of $311,148. We also anticipate that we will receive the remaining $701,515 of the purchase price owed under the amended and restated stock purchase agreement described above on or before July 31, 2002. Although this additional capital will be sufficient to fund our basic operations through at least October 31, 2002], we will require additional financing at some point during 2002 in order to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property, and to expand our nanoparticle production facility when, and if, current capacity cannot keep pace with product sales. We expect to generate funds through additional private placements of our common stock and warrants to purchase our common stock, additional exercises of warrants and sales of titanium dioxide nanoparticles. As of May 8, 2002, we have no commitments to provide additional financing or to purchase titanium dioxide nanoparticles.

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

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, those attributable to the absence of significant operating revenues, the absence of profits, uncertainties regarding the development and commercialization of the centrifugal jig, development risks associated with the Tennessee mineral property, risks related to the Company's proposed development and exploitation of the titanium processing technology and assets and uncertainties regarding the Company's ability to obtain capital sufficient to pursue its proposed business strategy. Risk factors, cautionary statements and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

        On February 4, 2002, we sold 100,000 common shares together with 250,000 warrants in a private placement for gross proceeds of $125,000. Of the 250,000 warrants, 100,000 are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $2.50 for 10 days. An additional 100,000 warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $3.00 for 10 days. The remaining 50,000 warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the 180th day after which the closing price equals or exceeds $3.50 for 10 days.

        On March 11, 2002, we entered into a stock subscription agreement with a private investor which provides for the purchase and sale, for $1,000,000 to be paid on or before May 31, 2002, of 666,667 common shares and 1,000,002 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share. At March 31, 2002, we had received $558,485 of advances toward the purchase price of the shares. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000. One-third of the warrants are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

        The above-described common shares and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act based upon the following: (a) each investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each investor was provided with a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Report on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index attached hereto.

         (b) On January 4, 2002, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A reporting the termination of the $7,000,000 10% Exchangeable Secured Term Note the Company had issued on December 15, 2000 and reported in an Current Report on Form 8-K filed with the SEC on December 26, 2000.

                  On January 4, 2002, the Company filed a Current Report on Form 8-K reporting the issuance (in connection with the cancellation of the note described above) of a $2,000,000 Secured Term Note and warrants to purchase common stock on December 28, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Altair International Inc.



             May 13, 2002              By:   /s/ William P. Long
             ------------                    ---------------------------
                 Date                            William P. Long
                                                 Chief Executive Officer



             May 13, 2002              By:  /s/ Edward H.Dickinson
             ------------                   ----------------------------
                Date                            Edward H. Dickinson
                                                Chief Financial Officer



                                  EXHIBIT INDEX

    Exhibit                                                                 Incorporated   Filed
       No.                               Exhibit                            by Reference    Herewith

  ----------   --------------------------------------------------------- ---------------------------
    3.1          Articles of Incorporation of the Registrant                     (1)
    3.2          Amendment to Articles of Incorporation of the                   (2)
                 Registrant dated November 6, 1996
    3.3          Bylaws of the Registrant                                        (1)
    4.1          Repricing Amendment to Common Share Purchase Warrants                         X
    4.2          Form of Investor Warrant issued May 7, 2002                     (3)
    10.1         Securities Purchase Agreement dated May 7, 2002                 (3)
    10.2         Registration Rights Agreement dated May 7, 2002                 (3)
    10.3         Amended and Restated Stock Purchase and Subscription                          X
                 Agreement dated April 2002
-----------------------


(1) Incorporated by reference to Registration Statement on Form 10-SB filed with the Commission on November 25, 1996.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10-SB/A filed with the Commission on December 23, 1996.

(3) Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 10, 2002