Form 10-Q
period 2002-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2002-08-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
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


                            ALTAIR INTERNATIONAL INC.
                           ---------------------------
                           (Former name of registrant)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

               As of August 13, 2002 the registrant had 24,633,791
                           Common Shares outstanding.

                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                     June 30,                 December 31,
                                                                       2002                      2001
                                                                   ------------               ------------
                             ASSETS

Current Assets
     Cash and cash equivalents                                     $    274,531               $    599,884
     Other current assets                                                74,741                     33,651
                                                                   ------------               ------------
         Total current assets                                           349,272                    633,535

Property and Equipment, net                                           5,265,096                  5,987,950

Patents and Related Expenditures, net                                 1,189,090                  3,739,864

Other Assets                                                            349,220                    491,894
                                                                   ------------               ------------
                          Total Assets                             $  7,152,678               $ 10,853,243
                                                                   ============               ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts payable and accrued liabilities                      $    618,406               $    528,405
     Note payable - current portion                                   1,677,238                       --
     Stock purchase advances                                            617,123                       --
     Loans payable - related parties                                       --                      143,000
     Capital lease obligations - current portion                           --                        2,312
     Deferred revenue                                                      --                       40,972
                                                                   ------------               ------------
         Total current liabilities                                    2,912,767                    714,689
                                                                   ------------               ------------
Note Payable, Long-Term Portion                                            --                    1,462,060
                                                                   ------------               ------------
Commitments and Contingencies

Stockholders' Equity

     Common stock, no par value,  unlimited
       shares  authorized;  24,583,791 and
       22,694,142    shares issued and  outstanding
       at June 30, 2002 and December 31, 2001                       39,920,522                  38,089,320
     Deficit accumulated during the development stage              (35,680,611)                (29,412,826)
                                                                  ------------                ------------
                   Total Shareholders' Equity                        4,239,911                   8,676,494
                                                                  ------------                ------------
           Total Liabilities and Shareholders' Equity             $  7,152,678                $ 10,853,243
                                                                  ============                ============

                       (See Notes to Financial Statements)


                                       ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                               (An Exploration Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Expressed in United States Dollars)
                                                        (Unaudited)


                                                                                                                   Period
                                                                                                                   April 9,
                                                                                                                     1973
                                                                                                                   (date of
                                                                                                                  inception)
                                                 Three Months Ended June 30,        Six Months Ended June 30,         to
                                                  ----------------------------    ----------------------------      June 30,
                                                      2002             2001           2002            2001           2002
                                                  ------------    ------------    ------------    ------------    ------------
Sales                                             $      4,734            None    $     53,671            None    $     96,487
Cost of sales                                            1,151            None          31,326            None          49,501
                                                  ------------    ------------    ------------    ------------    ------------
Gross Margin                                             3,583            None          22,345            None          46,986
                                                  ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development               206,589    $    238,300         358,777    $    599,754       6,277,442
     Research and development                          164,040         145,383         302,649         268,271       3,431,608
     Professional services                             229,367         208,525         455,440         313,656       3,019,352
     General and administrative expenses               638,086         766,985       1,246,214       1,570,805      13,093,696
     Depreciation and amortization                     285,702         284,813         571,401         564,693       5,088,815
                                                  ------------    ------------    ------------    ------------    ------------
       Total operating expenses                      1,523,784       1,644,006       2,934,481       3,317,179      30,910,913
                                                  ------------    ------------    ------------    ------------    ------------
Loss from Operations                                 1,520,201       1,644,006       2,912,136       3,317,179      30,863,927
                                                  ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                                  308,539         734,027         596,837       1,034,267       3,980,788
     Interest income                                      (832)        (43,172)         (1,534)       (112,577)       (815,374)
     Asset impairment                                2,759,956            --         2,759,956            --         2,759,956
     Loss (gain) on foreign exchange                       390             443             390             209        (558,387)
                                                  ------------    ------------    ------------    ------------    ------------
       Total other expense, net                      3,068,053         691,298       3,355,649         921,899       5,366,983
                                                  ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                      4,588,254       2,335,304       6,267,785       4,239,078      36,230,910
                                                  ------------    ------------    ------------    ------------    ------------
Extraordinary items:
     Gain on forgiveness of debt                          --              --              --              --          (795,972)
     Loss on redemption of convertible
     debentures                                           --              --              --              --           193,256
                                                  ------------    ------------    ------------    ------------    ------------
       Total extraordinary items                          --              --              --              --          (602,716)
                                                  ------------    ------------    ------------    ------------    ------------
Net loss                                             4,588,254       2,335,304       6,267,785       4,239,078      35,628,194
Preferential Warrant Dividend                             --              --              --              --            52,417
                                                  ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders               $  4,588,254    $  2,335,304    $  6,267,785    $  4,239,078    $ 35,680,611
                                                  ============    ============    ============    ============    ============
Loss per Common Share:
   Loss before extraordinary items
     Basic and diluted                            $       0.20    $       0.12    $       0.27    $       0.22    $       4.73
   Effect of extraordinary items
     on earnings per share:
     Basic and diluted                                    --              --              --              --             (0.08)
                                                  ------------    ------------    ------------    ------------    ------------
Loss per common share - Basic and diluted         $       0.20    $       0.12    $       0.27    $       0.22    $       4.65
                                                  ============    ============    ============    ============    ============
Weighted average shares - Basic and diluted         24,021,819      19,276,553      23,435,395      19,306,218       7,665,690
                                                  ============    ============    ============    ============    ============

                       (See Notes to Financial Statements)
                                       2


                         ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                 (An Exploration Stage Company)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Expressed in United States Dollars)
                                          (Unaudited)

                                                                                                    Period
                                                                                                April 9, 1973
                                                                                                   (date of
                                                                                                inception) to
                                                       Six Months Ended June 30,                   June 30,
                                                          2002          2001                         2002
                                                       ----------      ----------                 ----------
Cash flows from development activities:
     Net loss                                        $ (6,267,785)   $ (4,239,078)              $(35,628,194)
     Adjustments to reconcile net loss to net cash
       used in development activities:
       Depreciation and amortization                      571,401         564,693                  5,088,815
       Shares issued for services                            --              --                       99,926
       Shares issued for settlement of debt                  --              --                       75,228
       Shares issued for interest                         160,985            --                      984,812
       Shares issued for property                            --              --                      159,166
       Issuance of stock options to non-employees           4,732         112,353                  3,008,272
       Issuance of stock options to employees                --            81,600                     78,220
       Issuance of stock warrants                         108,556         314,077                    924,861
       Amortization of discount on note payable           215,179         206,223                    630,252
       Amortization of debt issuance costs                220,674            --                      320,674
       Asset impairment                                 2,759,956            --                    2,759,956
       Loss on redemption of convertible debenture           --              --                      193,256
       Gain on forgiveness of debt                           --              --                     (795,972)
       Loss on disposal of fixed assets                      --              --                        1,945
       Gain on foreign currency translation                  --              --                     (559,179)
       Deferred financing costs written off                  --              --                      515,842
     Changes in assets and liabilities (net of
       effects of acquisition):
       Restricted cash                                       --           729,140                       --
       Other current assets                                16,170         375,165                  1,717,117
       Other assets                                        (2,000)         49,998                   (170,720)
       Accounts payable and accrued liabilities            88,193         359,919                    347,384
       Stock purchase advances                            617,123            --                      617,123
       Deferred revenue                                   (40,972)           --                         --
                                                       ----------      ----------                 ----------
Net cash used in development activities                (1,547,788)     (1,445,910)               (19,631,216)
                                                       ----------      ----------                 ----------
Cash flows from investing activities:
     Asset acquisition                                       --              --                   (2,422,417)
     Purchase of property and equipment                   (57,730)       (154,964)                (1,352,405)
     Purchase of patents and related expenditures            --              --                   (1,882,187)
                                                       ----------      ----------                 ----------
Net cash used in investing activities                     (57,730)       (154,964)                (5,657,009)
                                                       ----------      ----------                 ----------

                                                                     (continued)

                       (See Notes to Financial Statements)

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                  Period
                                                                                              April 9, 1973
                                                                                                (date of
                                                                                              inception) to
                                                          Six Months Ended June 30,              June 30,
                                                            2002             2001                  2002
                                                         ----------       ----------            ----------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     share issue costs                                 $  1,125,000    $  1,300,000           $ 19,298,659
   Collection of stock subscription receivable                 --           561,300                561,300
   Issuance of convertible debenture                           --              --                5,000,000
   Proceeds from exercise of stock options                     --            40,000              2,708,491
   Proceeds from exercise of warrants                       300,477            --                4,917,805
   Issuance of related party notes                            6,243            --                  174,243
   Issuance of notes payable                                   --              --                7,000,000
   Payment of notes payable                                    --        (1,520,635)           (11,196,044)
   Payment of related party notes                          (149,243)           --                 (174,243)
   Payment on capital lease                                  (2,312)           --                  (27,075)
   Purchase of call options                                    --              --                 (449,442)
   Redemption of convertible debentures                        --              --               (2,250,938)
                                                         ----------       ----------            ----------
Net cash provided by financing activities                 1,280,165         380,665             25,562,756
                                                         ----------       ----------            ----------
Net increase (decrease) in cash and cash equivalents       (325,353)     (1,220,209)               274,531
Cash and cash equivalents, beginning of period              599,884       1,335,729                   None
                                                         ----------       ----------            ----------
Cash and cash equivalents, end of period               $    274,531    $    115,520           $    274,531
Supplemental disclosures:                                ==========       ==========            ==========
Cash paid for interest                                         None    $   279,728
                                                         ==========       ==========
Cash paid for income taxes                                     None           None
                                                         ==========       ==========

Supplemental  schedule of non-cash investing and financing  activities:
For the six months ended June 30, 2002:

   - None

For the six months ended June 30, 2001:

   - We cancelled call options on 228,456 shares of our common stock to pay $97,743 of principal and $244,941 of interest on the Doral 18, LLC 2000 Note. In addition, the cancellation of the call options resulted in an additional interest expense of $210,568.

                                                                     (concluded)

                       (See Notes to Financial Statements)

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, "Altair", "We" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

        At our annual meeting held on June 12, 2002, the shareholders of the Company approved an amendment to our articles of incorporation formally changing our name to "Altair Nanotechnologies Inc."

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

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarter ended June 30, 2002, we incurred a net loss of $4,588,254, and since the date of inception have incurred cumulative net losses of $35,628,194. At June 30, 2002, current liabilities exceeded current assets by $2,563,495. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

        The consolidated financial statements do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing the titanium processing technology and the Tennessee mineral property. The recoverability of amounts capitalized as property and equipment and patents and related expenditures is dependent upon our ability to successfully develop and commercialize the titanium processing technology.

        At June 30, 2002, we had cash and cash equivalents of $274,531, an amount that would be sufficient to fund our basic operations through July 31, 2002. In order to extend operations through at least August 31, 2002, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We anticipate that we will receive the remaining $642,877 of the purchase price owed under the amended and restated stock purchase agreement described below in Note 3 on or before August 31, 2002. If we receive the remainder of the purchase price during August 2002, we expect that this additional capital will be sufficient to fund our basic operations through at least October 31, 2002. If we do not receive the remainder of the purchase price during August 2002, we will require additional financing during August 2002 in order to provide working capital to fund our day-to-day operations.

     In order to reduce the rate at which we are using cash we have taken several cost cutting measures, the most significant of which is the reduction of expenditures on the Tennessee mineral property and the jig to the minimum amount necessary to maintain these assets with no ongoing development activity.

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Nevertheless, even with such cost cutting measures, as stated above, we will need additional financing to fund our basic, day-to-day operations sometime between August 31, 2002 and October 31, 2002. Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of August 13, 2002, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

        The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        Stock -Based Compensation - We have elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

        Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We adopted SFAS No. 142 on January 1, 2002. During the quarter ended June 30, 2002, changes in circumstances regarding the development and use of the jig indicated that an impairment adjustment for our jig patents was required. See Note 6 for information regarding the adjustments we have recorded for asset impairment.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. We adopted SFAS No. 144 on January 1, 2002. During the quarter ended June 30, 2002, changes in circumstances regarding the development and use of the jig indicated that an impairment adjustment for the jigs was required. See Note 6 for information regarding the adjustments we have recorded for asset impairment.

Note 3.  Common Stock

        Common stock transactions during the six months ended June 30, 2002 were as follows:


                                                                        Common Stock
                                                              ---------------------------------
                                                                                  Stated
                                                                  Shares          Amount
                                                              ---------------------------------
         Balance, December 31, 2001                               22,694,142       $38,089,320
         Common stock issued through private placements            1,350,000         1,125,000
         Shares issued on exercise of warrants                       286,169           300,477
         Stock options issued to non-employees                                           4,732
         Warrants issued for services                                                  108,556
         Shares issued for services                                   50,000            76,000
         Shares issued for payment of interest on
              Doral 18, LLC note                                     203,480           216,437
                                                              ---------------------------------
         Balance, June 30, 2002                                   24,583,791       $39,920,522
                                                              =================================

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        On March 11, 2002, we entered into a stock purchase agreement with an investor that provided for the sale of 666,667 common shares and 1,000,000 warrants for total consideration of $1,000,000. At June 30, 2002, the investor had remitted $617,123 toward the purchase price. This amount is recorded as stock purchase advances in the accompanying Consolidated Balance Sheets. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000. The purchase price was to be paid in full by July 31, 2002 but has been informally extended to August 31, 2002.

        On April 16, 2002, we reduced the exercise price of 582,500 outstanding warrants to $1.05 per share for the period April 26, 2002 through June 30, 2002. A total of 286,169 warrants were exercised prior to the expiration date. The warrants had been previously issued with exercise prices ranging from $3.50 to $5.00.

        During the six months ended June 30, 2002, we issued 562,500 warrants in connection with the issuance of common stock. The exercise price of the warrants ranged from $1.13 to $2.50.

Note 4.  Note Payable

        Note payable consisted of the following at June 30, 2002 and December 31, 2001:


                                                      June 30, 2002        December 31, 2001
                                                  ---------------------- ----------------------
         Note payable to Doral 18, LLC                $ 1,920,716            $  1,867,857
         Less discount resulting from allocation
            of debt proceeds to warrant                  (243,478)               (405,797)

         Less current portion                          (1,677,238)                   --
                                                  ---------------------- ----------------------
         Long-term portion of notes payable           $      --              $  1,462,060
                                                  ====================== ======================

Note 5.  Intangible Assets

        Our intangible assets consist of patents and related expenditures associated with the titanium processing technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of June 30, 2002 was:

                                  Gross                               Net
                                Carrying         Accumulated        Carrying
                                 Amount          Amortization        Amount
                             --------------- ---------------- ---------------
    Patents and related
       expenditures           $ 4,030,450      $ (2,841,360)    $  1,189,090

        The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $184,622 for the six months ended June 30, 2002, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. This amount included $141,779 of amortization expense related to the jig patents which was recorded prior to an adjustment for asset impairment at June 30, 2002. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year.

Note 6.  Impairment of Assets
-----------------------------

        During the quarter ended June 30, 2002, due to a shortage of cash, we elected to reduce expenditures on the Tennessee mineral property to the minimum amount required to maintain it. As a result of this, development activities have been delayed, including our intended use of the jig to enhance the recovery of heavy minerals on the property. Although we have entered an agreement to perform jig tests for fine particle recovery at a third party's facility and we continue to seek manufacturers and distributors for marketing the jig under licensing and/or distributorship agreements, we cannot determine when and if the jig will

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

generate substantial revenues and profits. This, in combination with our lack of funds to further develop the jig for commercial use, causes us to believe that the jig assets are impaired. Since we cannot determine when adequate funds will be available to further develop and utilize the jig, we have recorded an impairment of jig assets in the amount of $2,759,956, which represents the remaining net asset value of the jig patents and related expenditures ($2,366,155) and jigs in property and equipment ($393,801) at June 30, 2002.

         We also assessed the carrying value of the titanium processing technology and titanium processing assets during the quarter ended June 30, 2002 by analyzing future estimated cash flows associated with these assets over the succeeding ten-year period. These assets have begun generating sales revenues, we have entered into development contracts and non-disclosure agreements with companies interested in joint development and/or testing of certain nanomaterials products, and we are in discussions regarding licensing of our technology to others. In our future estimated cash flow analysis, we examined product markets, assessed our opportunities for market entry and sales based on
current  sales  and/or customer   interest,   including  samples  supplied  and
development agreements signed, and estimated the costs, including capital costs, associated with the generation of revenues. At the same time, we took into consideration recent developments with respect to licensing our technology to others and pharmaceutical applications that have signficant revenue potential, and estimated future cash flows associated with these activities. Although we have not yet generated significant revenues, our future estimated cash flow analysis indicates that we will produce sufficient cash flows to support the carrying value of the assets at June 30, 2002.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2001 and June 30, 2002 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2001 and June 30, 2002. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In the second quarter of 2002, we initiated research and development efforts directed toward the utilization of nanomaterials in the pharmaceuticals industry. In July 2002, we announced the development of a new active pharmaceutical ingredient for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis, as well as a new drug delivery system using inorganic ceramic nanoparticles. We intend to file patent applications covering these developments and are currently seeking business relationships with pharmaceutical companies that can conduct additional testing and development, seek necessary FDA approvals and take the other steps necessary to bring the new pharmaceutical ingredient and drug delivery system to market. Although we are presently in discussions with several pharmaceutical companies regarding such a business relationship, we can provide no assurance that we will enter into any agreements with any such company or otherwise exploit the potential value of these new developments.

Critical Accounting Policies and Estimates

         Management based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

o Long-lived assets. Our long-lived assets consist principally of pigment production equipment, centrifugal jig equipment and intellectual property (patents and patent applications) associated with each. At June 30, 2002, the carrying value of these assets was $6,425,194, or 90% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. At June 30, 2002 we recorded an impairment adjustment related to the jig assets of $2,759,956. See Results of Operations below for additional information with respect to this adjustment.

o Stock-Based Compensation. We have two stock option plans which provide for the issuance of stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123. We calculate the compensation expense that would be recognized under SFAS No. 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

        For the three months ended June 30, 2002, net losses totaled $4,588,254 ($.20 per share) compared to $2,335,304 ($.12 per share) for the same period of 2001. Principal factors contributing to the losses during these periods were the lack of substantial revenue together with the incurrence of operating expenses.

        For the three months ended June 30, 2002, we generated revenues of $4,734 through sales of titanium dioxide nanoparticles and lithium titanate nanoparticles.

        Mineral exploration and development expenses decreased by $31,711 from $238,300 in the quarter ended June 30, 2001 to $206,589 in the quarter ended June 30, 2002. The decrease is attributable to $49,000 of expenses related to the start-up of the pilot plant facility at our Tennessee mineral property that were incurred in the second quarter of 2001. Comparable expenses were not incurred in 2002. In addition, other exploration and development expenses associated with the Tennessee mineral property decreased by $43,000 in the second quarter of 2002 when compared to the comparable quarter of 2001, principally as a result of our efforts to reduce expenditures. These decreases were partially offset by increased advance royalty payments of $60,000 for the mineral leaseholds.

        Our research and development ("R&D") efforts in the second quarter of 2002 were directed principally to batteries, thermal spray coatings and fuel cells. R&D expenses increased by $18,657 from $145,383 in the second quarter of 2001 to $164,040 in the same period of 2002 as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities. We also experienced an increase in payroll overhead costs charged to R&D due to a rise in employee health insurance costs.

        Professional services, which consist principally of legal, consulting and audit expenses, increased from $208,525 during the second quarter 2001 to $229,367 in the second quarter 2002. The increase is attributable to an increase in consulting expenses of $67,000 for assistance with financing activities, and an increase of $9,000 for legal charges associated with nanotechnology patent applications. These increases are offset partially by a decrease in audit expenses of $54,000.

        General and administrative expenses decreased from $766,985 in second quarter 2001 to $638,086 in the same period of 2002. Investor relations expense decreased by $141,000 as we cut back some of our investor relations programs. At our Altair Nanomaterials subsidiary, general operating costs for items such as tools, operating supplies, laboratory supplies and sample costs decreased by $70,000 as a result of our efforts to reduce costs. These decreases were partially offset by an increase in payroll of $30,000 resulting from hiring the president of Altair Nanotechnologies, an increase of $18,000 for employee health insurance and an increase in stock exchange fees of $22,000.

        Interest expense decreased by $425,488 from $734,027 in the quarter ended June 30, 2001 to $308,539 for the quarter ended June 30, 2002. During second quarter 2001, in connection with our $7,000,000 Asset-Backed Exchangeable Term Note (the "Note"), we paid $118,000 of redemption premiums associated with principal payments and $100,000 of fees in connection with extending the deadline for the effectiveness of a registration statement associated with the Note. In addition to this, interest expense of $194,000 was incurred related to the estimated fair value of warrants issued to the lender in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement and modification to the Note terms involving the redemption of exchange amounts. Expenses comparable to these were not incurred in the second quarter of 2002.

        During the second quarter of 2001, we had in excess of $3,200,000 of restricted cash that was received in connection with our issuance of the Note. Interest income earned on this cash was $39,000 during the quarter. On December 28, 2001, the Note was exchanged for a new note and the restricted cash was paid to the lender. As a result of this, our cash balance available for investment was significantly reduced during the second quarter of 2002 and interest income declined.

         During the quarter ended June 30, 2002, due to a shortage of cash, we elected to reduce expenditures on the Tennessee mineral property to the minimum amount required to maintain it. As a result of this, development activities have been delayed, including our intended use of the jig to enhance the recovery of heavy minerals on the property. This, in combination with our lack of funds to further develop the jig for commercial use, causes us to believe that the jig assets are impaired. Since we cannot determine when adequate funds will be available to further develop and utilize the jig, we recorded an impairment of jig assets in the amount of $2,759,956, which represents the remaining net asset value of the jig patents and related expenditures ($2,366,155) and jigs in property and equipment ($393,801) at June 30, 2002. In the meantime, we have entered an agreement to perform jig tests for fine particle recovery at a third party's facility and we continue to seek manufacturers and distributors for marketing the jig under licensing and/or distributorship agreements, but we cannot determine when and if the jig will generate substantial revenues and profits.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

        For the six months ended June 30, 2002, net losses totaled $6,267,785 ($.27 per share) compared to $4,239,078 ($.22 per share) for the same period of 2001.

        In the six months ended June 30, 2002, we generated revenues of $53,671 through sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and other materials. Sales revenues included $40,972 of previously deferred revenues for which product shipments were made during the first quarter of 2002. These products were used primarily in thermal spray coatings.

        During the six months ended June 30, 2001, we completed the installation and began testing of the pilot plant facility at our Tennessee mineral property. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. We incurred no comparable mineral exploration and development expenses during the six months ended June 30, 2002. Other exploration and development expenses associated with the Tennessee mineral property decreased by $77,000 in the six months ended June 30, 2002 when compared to the comparable quarter of 2001, principally as a result of our efforts to reduce expenditures, but this was offset by increased advance royalty payments of $33,000 for the mineral leaseholds.

        Our R&D efforts in the six months ended June 30, 2002 were directed principally to batteries, thermal spray coatings and fuel cells. R&D expenses increased by $34,378 from $268,271 in the six months ended June 30, 2001 to $302,649 in the same period of 2002 as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities. We also experienced an increase in payroll overhead costs charged to R&D due to a rise in employee health insurance costs.

        Professional services increased from $313,656 during the six months ended June 30, 2001 to $455,440 in the same period of 2002. The increase is attributable to an increase in consulting expenses of $175,000 for assistance with financing activities, and an increase of $14,000 for legal charges associated with nanotechnology patent applications. These increases are offset partially by a decrease in audit expenses of $43,000.

        General and administrative expenses decreased from $1,570,805 in the six months ended June 30, 2001 to $1,246,214 in the same period of 2002. Expenses associated with stock options issued to employees and service providers decreased by $186,000. In the first six months of 2001, we repriced certain options granted to employees at a cost of $81,000 and issued options to service providers at a cost of $105,000. Comparable costs in the six months ended June 30, 2002 were only $7,000. Investor relations expense decreased by $161,000 as we cut back some of our investor relations programs. At our Altair Nanomaterials subsidiary, general operating costs for items such as tools, operating supplies, laboratory supplies and sample costs decreased by $32,000 as a result of our efforts to reduce costs. These decreases were partially offset by an increase in payroll of $36,000 resulting from hiring the president of Altair Nanotechnologies and an increase of $29,000 for employee health insurance.

        Interest expense decreased by $437,430 from $1,034,267 in the six months ended June 30, 2001 to $596,837 for the comparable period of 2002. The reason for this decline is as explained above in the section titled "Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001."

        Interest income decreased by $111,043 from $112,577 in the six months ended June 30, 2001 to $1,534 in the same period of 2002. This decrease is the result of a decrease in restricted cash in the bank as described above in the section titled "Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001."

        In the six months ended June 30, 2002, we recorded an asset impairment of $2,759,956 as described above in the section titled "Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Liquidity and Capital Resources

        We generated $53,671 of sales revenues in the first six months of 2002 but incurred a net loss of $6,267,785. At June 30, 2002, our accumulated deficit was $35,680,611, or an increase of $6,267,785 over the accumulated deficit at December 31, 2001. This increase was due to the net loss for the period.

        Our cash and short-term investments decreased from $599,884 at December 31, 2001 to $274,531 at June 30, 2002 due to the incurrence of operating costs and the effect of financing transactions which are described below.

        On March 11, 2002, we entered into a stock subscription agreement with a private investor which provided for the purchase and sale, for $1,000,000 to be paid on or before May 31, 2002, of 666,667 common shares and 1,000,000 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share. At June 30, 2002, we had received $617,123 of advances toward the purchase price of the shares. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000 payable in full by July 31, 2002. This date was subsequently informally extended to August 31, 2002. One-third of the warrants are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

        On April 16, 2002, we reduced the exercise price on 582,500 warrants to $1.05 per share for the period April 26, 2002 through June 30, 2002. The warrants had been previously issued with exercise prices ranging from $3.50 to

$5.00. A total of 286,169 warrants were exercised prior to the expiration date resulting in net proceeds to us of $300,477.

        On May 7, 2002, we entered into a securities purchase agreement with private investors pursuant to which they purchased 1,250,000 common shares and 312,500 warrants to purchase common shares for an aggregate purchase price of $1,000,000. The warrants expire five years from the date of issuance and are exercisable at $1.13 per share.

        At June 30, 2002, we had cash and cash equivalents of $274,531, an amount that would be sufficient to fund our basic operations through July 31, 2002. In order to extend operations through at least August 31, 2002, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We anticipate that we will receive the remaining $642,877 of the purchase price owed under the amended and restated stock purchase agreement described above on or before August 31, 2002. If we receive the remainder of the purchase price during August 2002, we expect that this additional capital will be sufficient to fund our basic operations through at least October 31, 2002. If we do not receive the remainder of the purchase price during August 2002, we will require additional financing during August 2002 in order to provide working capital to fund our day-to-day operations.

     In order to reduce the rate at which we are using cash we have taken several cost cutting measures, the most significant of which is the reduction of expenditures on the Tennessee mineral property and the jig to the minimum amount necessary to maintain these assets with no ongoing development activity. Nevertheless, even with such cost cutting measures, as stated above, we will need additional financing to fund our basic, day-to-day operations sometime between August 31, 2002 and October 31, 2002. Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of August 13, 2002, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

        We expect that our long-term capital requirements will be met through sales of nanoparticle products, licensing of the titanium processing technology and development of the Tennessee mineral property. To the extent that additional capital is required, we expect to generate it through additional private placements of our common stock and warrants and other equity or debt securities.

         On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

         The  following  table  discloses   aggregate   information   about  our
contractual obligations including note payable, mineral lease payments, facilities lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2002:

--------------------------------------- ------------- ------------- -------------- ------------- -------------
                                                      Less Than
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     After 5
                                                                                                 Years
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Note Payable                           $2,000,000    $2,000,000
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Mineral Leases                          1,135,021       147,467     $452,868       $392,055       $142,631
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Contractual Service Agreements            250,493       250,493
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Facilities Lease                           99,343        99,343
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Total Contractual Obligations          $3,484,857    $2,497,303     $452,868       $392,055       $142,631
--------------------------------------- ============= ============= ============== ============= =============

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the titanium processing technology and assets (including for pharmaceutical use), development of the centrifugal jig and the Tennessee mineral property, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

o We have not generated any substantial operating revenues and may not ever generate substantial revenues.

o As shown in the consolidated financial statements for the quarter ended June 30, 2002, we incurred a net loss of $4,588,254, and since the date of inception have incurred cumulative net losses of $35,628,194. At June 30, 2002, current liabilities exceeded current assets by $2,563,495. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

o We may not be able to raise sufficient capital to meet future obligations. As described in this Report, we need to raise additional capital in the short-term and in the long-term in order to continue our basic, day-to-day operations and continue development of the titanium processing technology. If we are unable to obtain sufficient capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities, and may be forced to discontinue operations.

o The sale in the open market of common shares issuable upon the exercise of exchange rights under existing and recently terminated notes and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of exchange rights or warrants and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

o        We have  pledged all of the  intellectual  property,  fixed  assets and common stock of Altair Nanomaterials, Inc., our second-tier wholly-owned subsidiary, to secure repayment of a Secured Term Note with a face value of $2,000,000 issued on December 28, 2001. Altair Nanomaterials, Inc. owns and operates the titanium processing technology we acquired from BHP in 1999. The Secured Term Note is also secured by a pledge of the common stock and leasehold assets of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. The Note is due and payable on March 31, 2003. If we default on the Secured Term Note, severe remedies will likely be available to the holder of the Secured Term Note, including immediate seizure and disposition of all pledged assets.

o In order to avoid being delisted from the Nasdaq National Market on account of our failure to satisfy the $1.00 per share minimum bid requirement, we expect to apply for listing on the Nasdaq SmallCap Market during August 2002. If such application is not accepted, we expect to be delisted from the Nasdaq National Market. Even if the application is accepted, our ability to remain listed on the Nasdaq SmallCap Market will depend upon our ability to increase the market price of our common stock to $1.00 per share and to satisfy other listing criteria by the end of a probationary period (which expires in December 2002 but may be extended an additional 180 days). Delisting from the Nasdaq National Market and/or SmallCap Market may have a significant negative impact on the trading price, volume and marketability of our common shares.

o In the short run, we plan to use the titanium processing technology to produce TiO2 nanoparticles, and we also intend to license the technology to others. TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no long-term agreements with end users to purchase any of our TiO2 nanoparticle products. In addition, we have not yet entered into any agreements to license the technology. We may be unable to recoup our investment in the titanium processing technology and titanium processing equipment.

o We have not completed testing of, or developed a production model of, any series of the jig. In part because of our liquidity shortage, we do not expect to complete testing and development of the jig during the coming year and have determined to focus most of our limited resources on the titanium processing technology. We may never develop a production model of the jig.

o Our capital shortage has also forced us to discontinue development work on the Tennessee mineral property and make only those expenditures that are necessary to maintain the property. If additional capital becomes available, we intend to resume the process of conducting feasibility testing of the Tennessee mineral property. Because we are at an early stage of testing, we are unable to provide any assurance that mining of the Tennessee mineral property is feasible. Our test production at the pilot plant, economic analysis and additional exploration activities may indicate any of the following:

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

         In addition to the foregoing, we recommend that you review the risk factors and other cautionary statements contained in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (a) As reported and further described in our Current Report on Form 8-K filed on July 18, 2002, (a) the name of our company had changed from "Altair International Inc." to "Altair Nanotechnologies Inc.", (b) the Company was continued (i.e. redomesticated) from the Business Corporation Act (Ontario) to Canada's federal corporate statute, called the Canada Business Corporations Act,
(c) the directors were authorized to appoint one or more additional directors between meetings of shareholders to hold office for a term expiring not later than the next annual meeting of shareholders, provided that the total number of directors so appointed may not exceed one third of the number of directors elected at the previous annual meeting of shareholders, (d) the Company was authorized to have meetings of shareholders outside of Canada in the State of Nevada, and (e) the board of directors was authorized from time to time and in such amounts and on such terms as it deems expedient, to: (i) borrow money on the credit of the Company; (ii) issue, sell or pledge debt obligations (including bonds, debentures, notes or other similar obligations, secured or unsecured) of the Company; and (iii) charge, mortgage, hypothecate or pledge all of any of the currently owned or subsequently acquired real or personal, movable or immovable, property of the Company, including book debts, rights, powers, franchises and undertaking, to secure any debt obligations or any money borrowed, or other debt or liability of the Company.

         (c) On May 7, 2002, we sold 1,250,000 common shares together with warrants to purchase 312,500 common shares in a private placement for gross proceeds of $1,000,000. The warrants entitle the holders to purchase an aggregate of 312,500 shares of common stock at an initial exercise price of $1.13 per share at any time on or before May 7, 2007. The warrants also contain a net exercise provision which permits a holder to receive upon the exercise of the warrant a number of shares of common stock with a fair market value equal to the difference between the fair market value of the number of shares of common stock with respect to which the warrant is exercised and the aggregate exercise price applicable to such shares. Net exercise is not permitted prior to May 7, 2003. The warrants also include a mandatory exercise provision that allows us to require that the holders exercise or forfeit the warrants if the closing sale price for the common stock is greater than 250% of the exercise price for a period of 20 consecutive trading days.

        On March 11, 2002, we entered into a stock subscription agreement with a private investor which provided for the purchase and sale, for $1,000,000 to be paid on or before May 31, 2002, of 666,667 common shares and 1,000,000 warrants to purchase common shares at exercise prices between $2.00 and $3.00 per share. At June 30, 2002, we had received $617,123 of advances toward the purchase price of the shares. On April 26, 2002, we entered into an amended and restated stock purchase agreement with the investor wherein the number of shares purchased was increased to 1,200,000, the number of warrants was increased to 1,800,000 and the total purchase price was increased to $1,260,000 payable in full by July 31, 2002. This date was subsequently informally extended toAugust 31, 2002. One-third of the warrants are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

        The above-described common shares and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act based upon the following: (a) each investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each investor was provided with a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

        We held an Annual Meeting of Shareholders on June 12, 2002 at which the shareholders considered and voted as follows on the items described below:

        1. The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        William Long                19,218,608               185,851                        -0-
        James Golla                 19,212,208               192,251                        -0-
        George Hartman              19,195,136               209,323                        -0-
        Robert Sheldon              19,207,308               197,151                        -0-
        Edward Dickinson            19,188,008               216,451                        -0-


        2. The shareholders considered whether to appoint Deloitte & Touche, LLP as auditors and authorize the Board of Directors to fix their remuneration. There were 19,260,450 votes cast in favor, no votes cast against, 144,009 votes withheld, and no broker non-votes.

        3. The shareholders considered a proposed special resolution authorizing the filing of articles of continuance having the effect of: (a) continuing the Company under the laws of Canada pursuant to the provisions of the Canada Business Corporations Act (the "CBCA"); (b) changing the name of the Company to "Altair Nanotechnologies Inc." or such other name as is acceptable to Industry Canada and the applicable regulatory authorities; (c) authorizing the directors to appoint one or more additional directors between meetings of shareholders to hold office for a term expiring until not later than the next annual meeting of shareholders provided that the total number of directors so appointed may not exceed one third of the number of directors elected at the previous annual meeting of shareholders; (d) authorizing the Company to have meetings of shareholders outside of Canada in the State of Nevada; and (e) authorizing the board of directors from time to time and in such amounts and on such terms as it deems expedient, to: (I) borrow money on the credit of the Company; (II) issue, sell or pledge debt obligations (including bonds, debentures, notes or other similar obligations, secured or unsecured) of the Company; and (III) charge, mortgage, hypothecate or pledge all of any of the currently owned or subsequently acquired real or personal, movable or immovable, property of the Company, including book debts, rights, powers, franchises and undertaking, to secure any debt obligations or any money borrowed, or other debt or liability of the Company. There were 4,491,192 votes cast in favor, 304,923 votes cast against, no votes withheld, and 14,608,344 broker non-votes.

        4. The shareholders considered a proposed resolution authorizing a new general by-law for the Company. There were 4,462,662 votes cast in favor, 333,453 votes cast against, no votes withheld, and 14,608,344 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

a)       See Exhibit Index attached hereto.

b) On May 10, 2002, we filed a Current Report on Form 8-K reporting that we entered into a securities purchase agreement with two investors pursuant to which we issued 1,250,000 shares of common stock and warrants to purchase 312,500 shares of common stock in exchange for $1,000,000. We also entered into a registration rights agreement with the investors pursuant to which we agreed to file, as soon as possible and in no event later than within 60 days of May 7, 2002, a registration statement registering the re-sale of the shares of common stock purchased under the purchase agreement and issuable upon exercise of the warrants.

c)       On July 18, 2002, we filed a Current  Report on Form 8-K reporting that
         (a) the name of our company had changed from "Altair International Inc." to "Altair Nanotechnologies Inc.," (b) the Company was continued (i.e. redomesticated) from the Business Corporation Act (Ontario) to Canada's federal corporate statute, called the Canada Business Corporations Act, (c) the directors were authorized to appoint one or more additional directors between meetings of shareholders to hold office for a term expiring not later than the next annual meeting of shareholders, provided that the total number of directors so appointed may not exceed one third of the number of directors elected at the previous annual meeting of shareholders, (d) the Company was authorized to have meetings of shareholders outside of Canada in the State of Nevada, and (e) the board of directors was authorized from time to time and in such amounts and on such terms as it deems expedient, to: (i) borrow money on the credit of the Company; (ii) issue, sell or pledge debt obligations (including bonds, debentures, notes or other similar obligations, secured or unsecured) of the Company; and (iii) charge, mortgage, hypothecate or pledge all of any of the currently owned or subsequently acquired real or personal, movable or immovable, property of the Company, including book debts, rights, powers, franchises and undertaking, to secure any debt obligations or any money borrowed, or other debt or liability of the Company.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Altair Nanotechnologies Inc.



 August 13, 2002          By:  /s/ William P. Long
                                   ----------------------------------------
         Date                      William P. Long, Chief Executive Officer



August 13, 2002          By:   /s/ Edward H. Dickinson
                                   --------------------------------------------
          Date                     Edward H. Dickinson, Chief Financial Officer


                                  EXHIBIT INDEX

 Exhibit No.                            Exhibit                            Incorporated by Reference/ Filed Herewith
---------------    ---------------------------------------------------    --------------------------------------------
      3.1          Articles of Continuance                                Incorporated by reference to the Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          July 18, 2002
     4.1           Bylaw No. 1                                            Incorporated by reference to the Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          July 18, 2002
     4.2           Form of Investor Warrant issued May 7, 2002            Incorporated by reference to Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          May 10, 2002
     4.3           Repricing Amendment to Common Share Purchase           Incorporated by reference to the Company's
                   Warrants                                               Quarterly Report on Form 10-Q for the
                                                                          period ended June 30, 2002 filed with the
                                                                          SEC on May 15, 2002
     10.1          Securities Purchase Agreement dated May 7, 2002        Incorporated by reference to Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          May 10, 2002
     10.2          Registration Rights Agreement dated May 7, 2002        Incorporated by reference to Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          May 10, 2002
     10.3          Amended and Restated Stock Purchase and                Incorporated by reference to the Company's
                   Subscription Agreement dated April 2002                Quarterly Report on Form 10-Q for the
                                                                          period ended June 30, 2002 filed with the
                                                                          SEC on May 15, 2002
     99.1          Certification of Chief Executive Officer               Filed herewith
     99.2          Certification of Chief Financial Officer               Filed herewith