Form 10-Q/A
period 2002-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2002-10-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 (Amendment No. 1)
                                 -----------------

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

               As of August 13, 2002 the registrant had 24,633,791
                           Common Shares outstanding.

         This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed in order to revise Part I, Item 1, "Financial Statements" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") in order to reflect a change in the Company's consolidated statements of operations for the period ended June 30, 2002. We have also revised certain cross references in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to be consistent with the changes to the consolidated statement of operations in Part I, Item 1. As discussed in
Note 6 to the consolidated financial statements, subsequent to the original filing of the Form 10-Q, management determined that the asset impairment charge reflected on the statement of operations should have been classified as part of operating expenses rather than as part of other expenses. The effect of the reclassification of the impairment charge is to increase operating expenses and loss from operations for each affected period by approximately $2,760,000 and to decrease other expenses by the same amount. There is no net effect on net loss or net loss per share.

         In order to facilitate understanding of the Form 10-Q, as amended by this Amendment, in addition to inserting the information described in the preceding paragraph, this Amendment restates in its entirety all information contained in the Form 10-Q. Sections of the Form 10-Q not identified above as having been revised are being restated without amendment. All subsequent references to "Form 10-Q" shall refer to the initial Form 10-Q as amended by this Amendment.

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


                                                                                                                   Period
                                                                                                                   April 9,
                                                                                                                     1973
                                                                                                                   (date of
                                                                                                                  inception)
                                                 Three Months Ended June 30,        Six Months Ended June 30,         to
                                                  ----------------------------    ----------------------------      June 30,
                                                      2002             2001           2002            2001           2002
                                                  (As restated-                   (As restated-                   (As restated-
                                                   See Note 6)                     See Note 6)                     See Note 6)
                                                  ------------    ------------    ------------    ------------    ------------
Sales                                             $      4,734            None    $     53,671            None    $     96,487
Cost of sales                                            1,151            None          31,326            None          49,501
                                                  ------------    ------------    ------------    ------------    ------------
Gross Margin                                             3,583            None          22,345            None          46,986
                                                  ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development               206,589    $    238,300         358,777    $    599,754       6,277,442
     Research and development                          164,040         145,383         302,649         268,271       3,431,608
     Professional services                             229,367         208,525         455,440         313,656       3,019,352
     General and administrative expenses               638,086         766,985       1,246,214       1,570,805      13,093,696
     Depreciation and amortization                     285,702         284,813         571,401         564,693       5,088,815
     Asset impairment                                2,759,956            --         2,759,956            --         2,759,956
                                                  ------------    ------------    ------------    ------------    ------------
       Total operating expenses                      4,283,740       1,644,006       5,694,437       3,317,179      33,670,869
                                                  ------------    ------------    ------------    ------------    ------------
Loss from Operations                                 4,280,157       1,644,006       5,672,092       3,317,179      33,623,883
                                                  ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                                  308,539         734,027         596,837       1,034,267       3,980,788
     Interest income                                      (832)        (43,172)         (1,534)       (112,577)       (815,374)
     Loss (gain) on foreign exchange                       390             443             390             209        (558,387)
                                                  ------------    ------------    ------------    ------------    ------------
       Total other expense, net                        308,097         691,298         595,693         921,899       2,607,027
                                                  ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                      4,588,254       2,335,304       6,267,785       4,239,078      36,230,910
                                                  ------------    ------------    ------------    ------------    ------------
Extraordinary items:
     Gain on forgiveness of debt                          --              --              --              --          (795,972)
     Loss on redemption of convertible
     debentures                                           --              --              --              --           193,256
                                                  ------------    ------------    ------------    ------------    ------------
       Total extraordinary items                          --              --              --              --          (602,716)
                                                  ------------    ------------    ------------    ------------    ------------
Net loss                                             4,588,254       2,335,304       6,267,785       4,239,078      35,628,194
Preferential Warrant Dividend                             --              --              --              --            52,417
                                                  ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders               $  4,588,254    $  2,335,304    $  6,267,785    $  4,239,078    $ 35,680,611
                                                  ============    ============    ============    ============    ============
Loss per Common Share:
   Loss before extraordinary items
     Basic and diluted                            $       0.19    $       0.12    $       0.27    $       0.22    $       4.73
   Effect of extraordinary items
     on earnings per share:
     Basic and diluted                                    --              --              --              --             (0.08)
                                                  ------------    ------------    ------------    ------------    ------------
Loss per common share - Basic and diluted         $       0.19    $       0.12    $       0.27    $       0.22    $       4.65
                                                  ============    ============    ============    ============    ============
Weighted average shares - Basic and diluted         24,021,819      19,276,553      23,435,395      19,306,218       7,665,690
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

                                                                                                    Period
                                                                                                April 9, 1973
                                                                                                   (date of
                                                                                                inception) to
                                                       Six Months Ended June 30,                   June 30,
                                                          2002          2001                         2002
                                                       ----------      ----------                 ----------
Cash flows from development activities:
     Net loss                                        $ (6,267,785)   $ (4,239,078)              $(35,628,194)
     Adjustments to reconcile net loss to net cash
       used in development activities:
       Depreciation and amortization                      571,401         564,693                  5,088,815
       Shares issued for services                            --              --                       99,926
       Shares issued for interest                         160,985            --                      984,812
       Issuance of stock options to non-employees           4,732         112,353                  3,008,272
       Issuance of stock options to employees                --            81,600                     78,220
       Issuance of stock warrants                         108,556         314,077                    924,861
       Amortization of discount on note payable           215,179         206,223                    630,252
       Amortization of debt issuance costs                220,674            --                      320,674
       Asset impairment                                 2,759,956            --                    2,759,956
       Loss on redemption of convertible debenture           --              --                      193,256
       Gain on forgiveness of debt                           --              --                     (795,972)
       Loss on disposal of fixed assets                      --              --                        1,945
       Gain on foreign currency translation                  --              --                     (559,179)
       Deferred financing costs written off                  --              --                      515,842
     Changes in assets and liabilities (net of
       effects of acquisition):
       Restricted cash                                       --           729,140                       --
       Other current assets                                16,170         375,165                  1,717,117
       Other assets                                        (2,000)         49,998                   (170,720)
       Accounts payable and accrued liabilities            88,193         359,919                    347,384
       Stock purchase advances                            617,123            --                      617,123
       Deferred revenue                                   (40,972)           --                         --
                                                       ----------      ----------                 ----------
Net cash used in development activities                (1,547,788)     (1,445,910)               (19,865,610)
                                                       ----------      ----------                 ----------
Cash flows from investing activities:
     Asset acquisition                                       --              --                   (2,422,417)
     Purchase of property and equipment                   (57,730)       (154,964)                (1,193,239)
     Purchase of patents and related expenditures            --              --                   (1,882,187)
                                                       ----------      ----------                 ----------
Net cash used in investing activities                     (57,730)       (154,964)                (5,497,843)
                                                       ----------      ----------                 ----------

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

                                                                                                  Period
                                                                                              April 9, 1973
                                                                                                (date of
                                                                                              inception) to
                                                          Six Months Ended June 30,              June 30,
                                                            2002             2001                  2002
                                                         ----------       ----------            ----------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     share issue costs                                 $  1,125,000    $  1,300,000           $ 19,298,659
   Collection of stock subscription receivable                 --           561,300                561,300
   Issuance of convertible debenture                           --              --                5,000,000
   Proceeds from exercise of stock options                     --            40,000              2,708,491
   Proceeds from exercise of warrants                       300,477            --                4,917,805
   Issuance of related party notes                            6,243            --                  174,243
   Issuance of notes payable                                   --              --                7,000,000
   Payment of notes payable                                    --        (1,520,635)           (11,120,816)
   Payment of related party notes                          (149,243)           --                 (174,243)
   Payment on capital lease                                  (2,312)           --                  (27,075)
   Purchase of call options                                    --              --                 (449,442)
   Redemption of convertible debentures                        --              --               (2,250,938)
                                                         ----------       ----------            ----------
Net cash provided by financing activities                 1,280,165         380,665             25,637,984
                                                         ----------       ----------            ----------
Net increase (decrease) in cash and cash equivalents       (325,353)     (1,220,209)               274,531
Cash and cash equivalents, beginning of period              599,884       1,335,729                   None
                                                         ----------       ----------            ----------
Cash and cash equivalents, end of period               $    274,531    $    115,520           $    274,531
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

         The consolidated financial statements do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing the titanium processing technology. The recoverability of amounts capitalized as property and equipment and patents and related expenditures is dependent upon our ability to successfully develop and commercialize the titanium processing technology.

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

         On April 16, 2002, we reduced the exercise price of 582,500 outstanding warrants, held by an investor, to $1.05 per share for the period April 26, 2002 through June 30, 2002. A total of 286,169 warrants were exercised prior to the expiration date. The warrants had been previously issued with exercise prices ranging from $3.50 to $5.00. The fair value of the warrants at the date of modification, as determined by the Black Scholes pricing model, was not significantly different from the fair value of the warrants prior to the modification of terms.

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

Note 6.  Impairment of Assets
-----------------------------

        During the quarter ended June 30, 2002, due to a shortage of cash, we elected to reduce expenditures on the Tennessee mineral property to the minimum amount required to maintain it. As a result of this, development activities have been delayed, including our intended use of the jig to enhance the recovery of heavy minerals on the property. Although we have entered an agreement to perform jig tests for fine particle recovery at a third party's facility and we continue to seek manufacturers and distributors for marketing the jig under licensing and/or distributorship agreements, we cannot determine when and if the jig will

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6.  Impairment of Assets, con'd
------------------------------------

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

         Subsequent to the original filing of the Form 10-Q for the quarter ended June 30, 2002, management determined that the asset impairment charge should have been classified as part of operating expenses rather than an other expense item. As a result, the consolidated statements of operations for the three months ended June 30, 2002, the six months ended June 30, 2002, and the period April 9, 1973 (date of inception) to June 30, 2002, have been restated to give effect to that reclassification. The effect of the restatement was to increase operating expenses and loss from operations for each period by approximately $2,760,000 and decrease other expense by the same amount. There was no effect to net loss or net loss per share.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in our financial condition between December 31, 2001 and June 30, 2002 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2001 and June 30, 2002. This discussion gives effect to the restatement discussed in Note 6 to the consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

o Long-lived assets. Our long-lived assets consist principally of pigment production equipment, centrifugal jig equipment and intellectual property (patents and patent applications) associated with each. At June 30, 2002, the carrying value of these assets was $6,425,194, or 90% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. During the three-month period ended June 30, 2002 we recorded an impairment adjustment related to the jig assets of $2,759,956. See Results of Operations below for additional information with respect to this adjustment.

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
--------------------------------------- ============= ============= ============== ============= =============

Forward-Looking Statements

         This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the titanium processing technology and assets (including for pharmaceutical use), development of the centrifugal jig and the Tennessee mineral property, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

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

                                      Altair Nanotechnologies Inc.



October 10, 2002          By:  /s/ William P. Long
----------------              ---------------------------------------------
         Date                      William P. Long, Chief Executive Officer



October 10, 2002         By:   /s/ Edward H. Dickinson
----------------              -------------------------------------------------
          Date                     Edward H. Dickinson, Chief Financial Officer



                                 CERTIFICATIONS

         I, William P. Long, Chief Executive Officer, certify that:

         1. I have reviewed this amended quarterly report on Form 10-Q/A of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 10, 2002          By:  /s/ William P. Long
----------------              ---------------------------------------------
         Date                      William P. Long, Chief Executive Officer




         I, Edward H. Dickinson, Chief Financial Officer, certify that:

         1. I have reviewed this amended quarterly report on Form 10-Q/A of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 10, 2002         By:   /s/ Edward H. Dickinson
----------------              -------------------------------------------------
          Date                     Edward H. Dickinson, Chief Financial Officer


                                  EXHIBIT INDEX

 Exhibit No.                            Exhibit                            Incorporated by Reference/ Filed Herewith
---------------    ---------------------------------------------------    --------------------------------------------
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