Form 10-Q/A
period 2002-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2002-10-21
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 (Amendment No. 2)
                                 -----------------

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

         This Amendment No. 2 on Form 10-Q/A (this "Amendment") is being filed in order to add Exhibits 99.1 and 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended by Amendment No 1 on Form 10-Q/A (the "Amended Form 10-Q"). We have also amended the Exhibit Index to reflect the addition of these Exhibits.

         In order to facilitate understanding of the Amended Form 10-Q, as amended by this Amendment, in addition to inserting the information described in the preceding paragraph, this Amendment restates in its entirety all information contained in the Amended Form 10-Q. Sections of the Form Amended 10-Q not identified above as having been revised are being restated without amendment. All subsequent references to "Form 10-Q" shall refer to the Amended Form 10-Q as amended by this Amendment.

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



October 18, 2002          By:  /s/ William P. Long
----------------              ---------------------------------------------
         Date                      William P. Long, Chief Executive Officer



October 18, 2002         By:   /s/ Edward H. Dickinson
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

October 18, 2002          By:  /s/ William P. Long
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

October 18, 2002         By:   /s/ Edward H. Dickinson
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
