Form 10-Q
period 2002-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2002-11-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



As of November 12, 2002 the registrant had 26,792,106 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                         September 30,      December 31,
                                                              2002              2001
                                                         ------------       ------------
                              ASSETS
Current Assets
     Cash and cash equivalents                           $    306,061       $    599,884
     Other current assets                                     122,283             33,651
                                                         ------------       ------------
         Total current assets                                 428,344            633,535

Property and Equipment, net                                 7,439,345          5,987,950

Patents and Related Expenditures, net                       1,167,670          3,739,864

Other Assets                                                  238,883            491,894
                                                         ------------       ------------

                           Total Assets                  $  9,274,242       $ 10,853,243
                                                         ============       ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued liabilities            $    824,897       $    528,405
     Note payable - current portion                         1,784,827               --
     Loans payable - related parties                             --              143,000
     Capital lease obligations - current portion                 --                2,312
     Deferred revenue                                            --               40,972
                                                         ------------       ------------
         Total current liabilities                          2,609,724            714,689
                                                         ------------       ------------

Note Payable, Long-Term Portion                             2,458,023          1,462,060
                                                         ------------       ------------

Commitments and Contingencies

Stockholders' Equity
     Common stock, no par value,  unlimited  shares
       authorized;  26,203,902 and 22,694,142 shares
       issued and outstanding at September 30,
       2002 and December 31, 2001                          41,466,778         38,089,320
     Deficit accumulated during the development stage     (37,260,283)       (29,412,826)
                                                         ------------       ------------

                    Total Shareholders' Equity              4,206,495          8,676,494
                                                         ------------       ------------

            Total Liabilities and Shareholders' Equity   $  9,274,242      $ 10,853,243
                                                         ============       ============


                      (See Notes to Financial Statements.)


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                                               Period
                                                                                                            April 9, 1973
                                               Three Months Ended                 Nine Months Ended           (date of
                                                  September 30,                     September 30,           inception) to
                                          ------------------------------    -----------------------------   September 30,
                                              2002            2001              2002            2001             2002
                                          --------------  --------------    --------------  -------------  ---------------
Sales                                       $     45,089            None    $     98,760            None    $    141,576

Cost of sales                                     16,702            None          48,028            None          66,203
                                            ------------    ------------    ------------    ------------    ------------
Gross Margin                                      28,387            None          50,732            None          75,373
                                            ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development         132,262    $    154,642         491,039    $    754,396       6,409,704
     Research and development                    146,749         138,196         449,398         406,467       3,578,357
     Professional services                       105,574         139,051         561,014         452,707       3,124,926
     General and administrative expenses         648,571         591,676       1,894,785       2,162,481      13,742,267
     Depreciation and amortization               209,903         287,240         781,304         851,933       5,298,718
     Asset impairment                               --              --         2,759,956            --         2,759,956
                                            ------------    ------------    ------------    ------------    ------------
       Total operating expenses                1,243,059       1,310,805       6,937,496       4,627,984      34,913,928
                                            ------------    ------------    ------------    ------------    ------------
Loss from Operations                           1,214,672       1,310,805       6,886,764       4,627,984      34,838,555
                                            ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                            316,676         307,035         913,513       1,341,302       4,297,464
     Interest income                                (343)        (17,383)         (1,877)       (129,960)       (815,717)
     Loss (gain) on foreign exchange                --                99             390             308        (558,387)
                                            ------------    ------------    ------------    ------------    ------------
       Total other expense, net                  316,333         289,751         912,026       1,211,650       2,923,360
                                            ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                1,531,005       1,600,556       7,798,790       5,839,634      37,761,915
                                            ------------    ------------    ------------    ------------    ------------
Extraordinary items:
     Gain on forgiveness of debt                    --              --              --              --          (795,972)
     Loss on redemption of convertible
       debentures                                   --              --              --              --           193,256
                                            ------------    ------------    ------------    ------------    ------------
       Total extraordinary items                    --              --              --              --          (602,716)
                                            ------------    ------------    ------------    ------------    ------------
Net loss                                       1,531,005       1,600,556       7,798,790       5,839,634      37,159,199
Preferential Warrant Dividend                     48,666            --            48,666            --           101,084
                                            ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders         $  1,579,671    $  1,600,556    $  7,847,456    $  5,839,634    $ 37,260,283
                                            ============    ============    ============    ============    ============
Loss per Common Share:
   Loss before extraordinary items:
     Basic and diluted                      $       0.06    $       0.08    $       0.33    $       0.30    $       4.78
   Effect of extraordinary items on
     earnings per share:
     Basic and diluted                              --              --              --              --             (0.08)
                                            ------------    ------------    ------------    ------------    ------------
Loss per common share - Basic and diluted   $       0.06    $       0.08    $       0.33    $       0.30    $       4.70
                                            ============    ============    ============    ============    ============
Weighted average shares - Basic and
diluted                                       24,951,065      20,494,270      23,946,170      19,706,588       7,897,912
                                            ============    ============    ============    ============    ============



                                          (See Notes to Financial Statements)



                         ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                 (An Exploration Stage Company)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Expressed in United States Dollars)
                                          (Unaudited)
                                                                                        Period
                                                                                    April 9, 1973
                                                                                      (date of
                                                           Nine Months Ended        inception) to
                                                             September 30,          September 30,
                                                     -----------------------------
                                                          2002            2001           2002
                                                     --------------------------------------------
Cash flows from development activities:
     Net loss                                        $ (7,798,790)   $ (5,839,634)   $(37,159,199)
     Adjustments to reconcile net loss to net cash
       used in development activities:
       Depreciation and amortization                      781,304         851,933       5,298,718
       Shares issued for services                          25,000            --           124,926
       Shares issued for interest                         234,950            --         1,058,777
       Issuance of stock options to non-employees         167,393         142,082       3,170,933
       Issuance of stock options to employees                --              --            78,220
       Issuance of stock warrants                         108,556         374,181         924,861
       Amortization of discount on note payable           347,554         309,330         762,627
       Amortization of debt issuance costs                257,453            --           357,453
       Asset impairment                                 2,759,956            --         2,759,956
       Loss on redemption of convertible debenture           --              --           193,256
       Gain on forgiveness of debt                           --              --          (795,972)
       Loss on disposal of fixed assets                      --              --             1,945
       Gain on foreign currency translation                  --              --          (559,179)
       Deferred financing costs written off                  --              --           515,842
     Changes in assets and liabilities (net of
       effects of acquisition):
       Restricted cash                                       --         1,495,285            --
       Other current assets                               (33,180)        343,660       1,667,767
       Other assets                                        71,558          74,997         (97,162)
       Accounts payable and accrued liabilities           298,300         449,912         557,491
       Deferred revenue                                   (40,972)         (6,008)           --
                                                     ------------    ------------    ------------

Net cash used in development activities                (2,820,918)     (1,804,262)    (21,138,740)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                       --              --        (2,422,417)

     Purchase of property and equipment                (2,420,463)       (152,367)     (3,555,972)
     Purchase of patents and related expenditures            --              --        (1,882,187)
                                                     ------------    ------------    ------------

Net cash used in investing activities                  (2,420,463)       (152,367)     (7,860,576)
                                                     ------------    ------------    ------------



                                                                    (continued)

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                                                                        Period
                                                                                     April 9, 1973
                                                                                       (date of
                                                                                     inception) to
                                                            September 30,            September 30,
                                                       ----------------------------
                                                          2002          2001              2002
                                                       ------------    ------------    ------------
Cash flows from financing activities:
 Issuance of common shares for cash, net of
  share issue costs                                    $  2,285,123    $  2,024,727    $ 20,458,782
 Collection of stock subscription receivable                   --           561,300         561,300
 Issuance of shares under Employee Stock
  Purchase Plan                                              74,033            --            74,033
 Issuance of convertible debenture                             --              --         5,000,000
 Proceeds from exercise of stock options                       --            65,000       2,708,491
 Proceeds from exercise of warrants                         300,477            --         4,917,805
 Issuance of related party notes                              6,243            --           174,243
 Issuance of notes payable                                2,433,237            --         9,433,237
 Payment of notes payable                                      --        (2,012,399)    (11,120,816)
 Payment of related party notes                            (149,243)           --          (174,243)
 Payment on capital lease                                    (2,312)           --           (27,075)
 Purchase of call options                                      --              --          (449,442)
 Redemption of convertible debentures                          --              --        (2,250,938)
                                                       ------------    ------------    ------------

Net cash provided by financing activities                 4,947,558         638,628      29,305,377
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (293,823)     (1,318,001)        306,061

Cash and cash equivalents, beginning of period              599,884       1,335,729            None
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of period               $    306,061    $      17,728   $     306,061
                                                       ============    ============    ============

Supplemental disclosures:
                                                            None       $    324,601
                                                       ============    ============
Cash paid for income taxes                                  None            None
                                                       ============    ============


                                                                    (continued)

                                 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                         (An Exploration Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Expressed in United States Dollars)
                                                  (Unaudited)


Supplemental  schedule of non-cash investing and financing  activities:
For the nine months ended September 30, 2002:
   - In accordance with the terms of our Doral 18, LLC 2001 Note, we paid $221,808 of interest (including $55,452 of prepaid interest at September 30, 2002) through the issuance of 299,394 shares of our common stock. The conversion of the interest resulted in an additional interest expense of $70,401.
   - We issued 50,000 common shares in payment of financing fees associated with the Doral 18, LLC 2001 Note. The common shares had a fair value of $76,000 which was recorded as debt issue cost on the balance sheet.
   - We entered into a note payable with BHP with a face amount of $3,000,000. There is no interest due on the note for the first 36 months. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763. The imputed interest expense for the period was $24,786.

For the nine months ended September 30, 2001:
   - We cancelled call options on 228,456 shares of our common stock to pay $97,743 of principal and $244,941 of interest on the Doral 18, LLC 2000 Note. In addition, the cancellation of the call options resulted in an additional interest expense of $210,568.
   - In connection with amendments to the Doral 18, LLC 2000 Note, we issued warrants for 300,000 shares of common stock. The warrants had an estimated fair value of $346,354.
   - In accordance with the terms of our Doral 18, LLC 2000 Note, we paid $46,027 of interest through the issuance of 22,900 shares of our common stock. The conversion of the interest resulted in an additional interest expense of $13,700.

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

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we incurred net losses of $1,531,005 for the quarter ended September 30, 2002 and $7,798,790 for the nine months ended September 30, 2002, and since the date of inception have incurred cumulative net losses of $37,159,199. At September 30, 2002, current liabilities exceeded current assets by $2,181,380. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

         At September 30, 2002, we had cash and cash equivalents of $306,061, and during the period October 1, 2002 through November 1, 2002 we received net proceeds of $325,000 from the sales of common shares and warrants in private placements and the exercise of options to purchase common shares. These amounts of cash are sufficient to fund our basic operations through November 30, 2002. In order to conserve cash, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We anticipate that we will receive the remaining $324,877 of the purchase price owed under the amended and restated stock purchase agreement described below in Note 3 on or before December 31, 2002. If we receive the remainder of the purchase price during November 2002, we expect that this additional capital will be sufficient to fund our basic operations through at least December 31, 2002. If we do not receive the remainder of the purchase price during November 2002, we will require additional financing during November 2002 in order to provide working capital to fund our day-to-day operations.

         In order to reduce the rate at which we are using cash, we have taken several cost cutting measures, the most significant of which is the reduction of expenditures on the Tennessee mineral property and the jig to the minimum amount necessary to maintain these assets with no ongoing development activity. Nevertheless, even with such cost cutting measures, as stated above, we will need additional financing to fund our basic, day-to-day operations during December, 2002. Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of November 1, 2002, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

         The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

        As a result of changes in circumstances regarding the development and use of the jig, during the quarter ended June 30, 2002 we recorded an impairment adjustment for the jig patents and physical assets in the amount of $2,759,956.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. We adopted SFAS No. 143 on July 1, 2002 and do not expect this statement to have a material impact on our consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds several statements, including SFAS No, 4, Reporting Gains and Losses from Extinguishment of Debt. The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective for us July 1, 2002, except for the rescission of SFAS No. 4, which is effective January 2003. We do not expect this statement to have a material impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. We adopted SFAS No. 146 effective July 1, 2002 and do not expect this statement to have a material impact on our consolidated financial statements.

Note 3.  Common Stock

        Common stock transactions during the nine months ended September 30, 2002 were as follows:

                                                                        Common Stock
                                                              ---------------------------------
                                                                                  Stated
                                                                  Shares          Amount
                                                              ---------------------------------
         Balance, December 31, 2001                                22,694,142      $38,089,320
         Common stock issued through private placements             2,690,593        2,285,123
         Shares issued on exercise of warrants                        286,169          300,477

         Stock options issued to non-employees                           --            167,393

         Warrants issued for services                                    --            108,556

         Shares issued for services                                   100,000          101,000

         Shares issued under Employee Stock Purchase Plan             133,604           74,033
         Shares issued for payment of interest on
              Doral 18, LLC note                                      299,394          292,210

         Preferential warrant dividend                                   --             48,666
                                                              ---------------------------------
         Balance, September 30, 2002                               26,203,902      $41,466,778
                                                              =================================

         During the nine months ended September 30, 2002, we sold, in private placements, 2,690,593 common shares plus 2,348,390 warrants for cash proceeds of $2,285,123. Of these amounts, $935,123 was received in payment for 890,593 common shares and 1,335,890 warrants under a stock purchase agreement dated March 11, 2002 and amended on April 26, 2002. The amended stock purchase agreement calls for the purchase of 1,200,000 common shares plus 1,800,000 warrants for total consideration of $1,260,000. The remainder of the purchase price ($324,877) was to be paid by July 31, 2002, but has been informally extended to December 31, 2002. Of the other private placements made during the nine months ended September 30, 2002, a total of 250,000 common shares plus 250,000 warrants were issued which included four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. As of September 30, 2002, one option was exercised for 200,000 common shares plus 200,000 warrants resulting in proceeds of $100,000. The options expire at staggered dates, the latest being December 31, 2002, and all of the options terminate if one of the options is permitted to expire without being exercised in full. Warrants issued during the nine months ended September 30, 2002 had exercise prices ranging from $1.00 to $5.00.

         On April 16, 2002, we reduced the exercise price of 582,500 outstanding warrants to $1.05 per share for the period April 26, 2002 through June 30, 2002. The warrants had been previously issued with exercise prices ranging from $3.50 to $5.00. As a result of these repricings, we recorded a preferential warrant dividend of $48,666 as of the repricing date. A total of 286,169 warrants were exercised prior to the expiration date.

         On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. Through September 30, 2002, a total of 133,604 common shares were issued under the ESPP at prices ranging from $0.38 to $0.78 per share.

         During the first quarter of 2002, we issued 59,689 common shares to Doral 18, LLC ("Doral") in payment of $69,771 of interest on our $2,000,000 note payable (the `Note") for the period December 28, 2001 through March 26, 2002. On April 3, 2002 we issued 143,791 common shares to Doral in payment of $146,667 of interest on the Note for the period March 27, 2002 through September 27, 2002. In return, Doral also agreed to reduce the requirement that we maintain cash and cash equivalents from $250,000 to $125,000 during the period March 27, 2002 through September 27, 2002. On September 24, 2002, we issued 95,914 common shares to Doral in payment of $75,772 of interest on the Note for the period September 28, 2002 through December 31, 2002. In return, Doral also agreed to reduce the requirement that we maintain cash and cash equivalents from $250,000 to $125,000 during the period September 28, 2002 through December 31, 2002.

Note 4.  Notes Payable

        Notes payable consisted of the following at September 30, 2002 and December 31, 2001:

                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------
Note payable to BHP Minerals
   International Inc.                      $ 2,458,023          $      --
Note payable to Doral 18, LLC                1,947,146            1,867,857
Less discount resulting from allocation
   of debt proceeds to warrant                (162,319)            (405,797)

Less current portion                        (1,784,827)                --
                                           -----------          -----------
Long-term portion of notes payable         $ 2,458,023          $ 1,462,060
                                           ===========          ===========

         On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. ("BHP") wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3,000,000, at an interest rate of 7%, secured by the property we acquired. Interest does not begin to accrue until August 8, 2005. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.


Note 5.  Intangible Assets

        Our intangible assets consist of patents and related expenditures associated with the titanium processing technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of September 30, 2002 was:

                                    Gross                              Net
                                  Carrying         Accumulated       Carrying
                                   Amount         Amortization        Amount
                               -------------    --------------   ---------------
       Patents and related
          expenditures         $   4,030,450    $ (2,862,780)    $   1,167,670

         The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $206,039 for the nine months ended September 30, 2002, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. This amount included $141,779 of amortization expense related to the jig patents which was recorded prior to an adjustment for asset impairment at June 30, 2002. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in our financial condition between December 31, 2001 and September 30, 2002 and the material changes in our results of operations and financial condition between the three- and nine-month periods ended September 30, 2001 and September 30, 2002. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In the second quarter of 2002, we initiated research and development efforts directed toward the utilization of nanomaterials in the pharmaceuticals industry. In July 2002, we announced the development of a new active pharmaceutical ingredient for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis, as well as a new drug delivery system using inorganic ceramic nanoparticles. In August 2002, we filed a patent application covering these developments. We are currently seeking business relationships with pharmaceutical companies that can conduct additional testing and development, seek necessary FDA approvals and take the other steps necessary to bring the new pharmaceutical ingredient and drug delivery system to market. Although we are presently in discussions with several pharmaceutical companies regarding such a business relationship, we can provide no assurance that we will enter into any agreements with any such company or otherwise exploit the potential value of these new developments.

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

         o Long-lived assets. Our long-lived assets consist principally of pigment production equipment, the intellectual property (patents and patent applications) associated with it, and a building. At September 30, 2002, the carrying value of these assets was $8,514,682, or 92% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
--------------------------------------------------------------------------------

         For the three months ended September 30, 2002, net losses totaled $1,531,005 ($.06 per share) compared to $1,600,556 ($.08 per share) for the same period of 2001. Principal factors contributing to the losses during these periods were the lack of substantial revenue together with the incurrence of operating expenses.

         For the three months ended September 30, 2002, we generated revenues of $45,089. Of this amount, $10,739 came from sales of titanium dioxide nanoparticles and lithium titanate nanoparticles. An additional $18,000 of revenues were earned from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste. The remaining $16,350 of revenues came from fees earned under a services agreement entered into with a materials company in September 2002. Under the terms of the services agreement, we will test the materials company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. The testing will be conducted over a five-month period and will generate total revenues of approximately $100,000.

         During the third quarter of 2002, we continued to limit the expenditures for mineral exploration and development to those necessary to maintain the Tennessee mineral property without additional development activity. Accordingly, mineral exploration and development expenses decreased by $22,380 from $154,642 in the quarter ended September 30, 2001 to $132,262 in the quarter ended September 30, 2002.

         Our research and development ("R&D") efforts in the third quarter of 2002 were directed principally to pharmaceuticals, catalysts, batteries and fuel cells. R&D expenses increased by $8,553 from $138,196 in the third quarter of 2001 to $146,749 in the same period of 2002, principally as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities. Although total payroll charged to R&D increased by $32,000 from the third quarter of 2001 to the third quarter of 2002, this increase was partially offset by a decrease of $21,000 for costs of an R&D contract with the Massachusetts Institute of Technology which expired in July 2002.

         Professional services, which consist principally of legal, consulting and audit expenses, decreased from $139,051 during the third quarter 2001 to $105,574 in the third quarter 2002. The decrease is attributable to a decline in consulting expenses of $64,000 resulting principally from decreases in stock options granted to outside service providers and fees paid for financing transactions. These decreases are offset partially by an increase in legal expenses of $30,000 resulting from additional securities and general corporate work.

         General and administrative expenses increased by $56,895 from $591,676 in third quarter 2001 to $648,571 in the same period of 2002. Expenses associated with stock options increased by $230,000 from the third quarter of 2001 to the third quarter of 2002. During the third quarter of 2001, we recorded negative option expense for repriced options in the amount of $82,000, while in the third quarter of 2002 we recorded positive option expense of $149,000, thereby causing an increase of $230,000 from 2001 to 2002. In 2002, we entered into stock purchase agreements with certain investors wherein the investors were granted four options, each of which gave them the right to purchase the same number of common shares and warrants at the same price as the initial transaction. The fair value of these options was $149,000. This increase in expense was partially offset by decreases in other expenses. Investor relations expense decreased by $49,000 as we cut back some of our investor relations programs, payroll costs decreased by $20,000 due to a reduction in employees, and general corporate expenses were reduced by $37,000. At our Altair Nanomaterials subsidiary, general operating costs for items such as tools, operating supplies and laboratory supplies decreased by $34,000 as a result of our efforts to reduce costs, and payroll charged to administrative and general was reduced by $32,000 as more time was devoted to R&D.

         During the second quarter of 2002, we recorded an asset impairment of $2,759,956 for the jig assets which reduced their depreciable balance to zero. As a result, depreciation is no longer recorded for these assets and depreciation and amortization expense declined by $77,337 from the third quarter of 2001 to the third quarter of 2002.

         During the third quarter of 2001, we had in excess of $2,500,000 of restricted cash that was received in connection with our issuance of a $7,000,000 Asset-Backed Exchangeable Term Note (the "Note"). Interest income earned on this cash was $15,363 during the quarter. On December 28, 2001, the Note was exchanged for a new note and the restricted cash was paid to the lender. As a result of this, our cash balance available for investment was significantly reduced during the third quarter of 2002 and interest income declined by $17,040.

         During third quarter 2002, we recorded a preferential warrant dividend of $48,666 for 582,500 warrants that were repriced to $1.05 from prices ranging from $3.50 to $5.00. The preferential warrant dividend represents the increase in fair value of the warrants as a result of the repricing. A total of 286,169 of the repriced warrants were exercised.

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001
--------------------------------------------------------------------------------

         For the nine months ended September 30, 2002, net losses totaled $7,798,790 ($.33 per share) compared to $5,839,634 ($.30 per share) for the same period of 2001.

         In the nine months ended September 30, 2002, we generated revenues of $98,760. Of this amount, $64,410 came from sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and related products. An additional $18,000 of revenues were earned from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste. The remaining $16,350 of revenues came from fees earned under a services agreement entered into with a materials company in September 2002. Sales of nanoparticles included $40,972 of previously deferred revenues for which product shipments were made during the first quarter of 2002. These products were used primarily in thermal spray coatings.

         Mineral exploration and development expenses decreased by $263,357 from $754,396 for the nine months ended September 30, 2001 to $491,039 for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, we completed the installation and began testing of the pilot plant facility at our Tennessee mineral property. In connection with this, we incurred and expensed costs of $135,000 for completion of fabrication and installation of the pilot plant and $69,000 for internal labor, overheads, supplies and materials for construction and subsequent operation of the facility. We incurred no comparable mineral exploration and development expenses during the nine months ended September 30, 2002. Other exploration and development expenses associated with the Tennessee mineral property decreased by $98,000 in the nine months ended September 30, 2002 when compared to the comparable quarter of 2001, principally as a result of our efforts to reduce expenditures, but this was offset by increased advance royalty payments of $35,000 for the mineral leaseholds.

         Our R&D efforts in the nine months ended September 30, 2002 were directed principally to pharmaceuticals, batteries, catalysts, thermal spray coatings and fuel cells. R&D expenses increased by $42,931 from $406,467 in the nine months ended September 30, 2001 to $449,398 in the same period of 2002 as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities. During the nine months ended September 30, 2002, total payroll charged to R&D increased by $66,000 over the comparable period of 2001. In addition, materials, supplies and other vendor expenses increased by $10,000. These increases were partially offset by a decrease of $31,000 for costs of an R&D contract with the Massachusetts Institute of Technology which expired in July 2002.

         Professional services increased by $108,307 from $452,707 during the nine months ended September 30, 2001 to $561,014 in the same period of 2002. The increase is attributable to an increase in consulting expenses of $111,000 for assistance with financing activities, and an increase of $43,000 for legal charges associated with nanotechnology patent applications and financing work. These increases are offset partially by a decrease in audit expenses of $43,000.

         General and administrative expenses decreased by $267,696 from $2,162,481 in the nine months ended September 30, 2001 to $1,894,785 in the same period of 2002. Investor relations expense decreased by $210,000 as we cut back some of our investor relations programs. Payroll charged to general and administrative was reduced by $20,000, primarily as a result of more time being devoted to R&D. At our Altair Nanomaterials subsidiary, general operating costs for items such as tools, operating supplies, laboratory supplies and sample costs decreased by $71,000 as a result of our efforts to reduce costs. We also reduced our general corporate expenses by $11,000. These decreases were slightly offset by expenses associated with stock options issued to employees and service providers, which increased by $44,000, principally as a result of options issued to investors.

         During the nine months ended September 30, 2002, we recorded an asset impairment charge of $2,759,956 for our jig assets.

         Interest expense decreased by $427,789 from $1,341,302 in the nine months ended September 30, 2001 to $913,513 for the comparable period of 2002. During the nine months ended September 30, 2001, we incurred certain charges associated with the Note and a related registration statement which were not incurred during the nine months ended September 30, 2002. Among these were redemption premiums associated with principal payments of $160,000 and fees in connection with extending the deadline for the effectiveness of the registration statement of $100,000. In addition to this, interest expense of $212,000 was incurred related to the estimated fair value of the warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement and modification to the Note terms involving the redemption of exchange amounts. These decreases were slightly offset by $25,000 of imputed interest expense related to the note payable to BHP Minerals International, Inc. For accounting purposes, interest is imputed and recorded as interest expense for the period August 8, 2002 through August 8, 2005, the period during which interest is not accrued and payable on the note balance.

         Interest income decreased by $128,083 from $129,960 in the nine months ended September 30, 2001 to $1,877 in the same period of 2002. This decrease is the result of a decrease in restricted cash in the bank as described above in the section titled "Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001."


Liquidity and Capital Resources

         We generated $98,760 of sales revenues in the first nine months of 2002 but incurred a net loss of $7,798,790. At September 30, 2002, our accumulated deficit was $37,260,283, or an increase of $7,847,456 over the accumulated deficit at December 31, 2001. This increase was due to the net loss for the period plus a preferential warrant dividend of $48,666.

         Our cash and short-term investments decreased from $599,884 at December 31, 2001 to $306,061 at September 30, 2002 due to the incurrence of operating costs and the effect of financing transactions which occurred during the period.

         On April 26, 2002, we entered into an amended and restated stock purchase agreement with an accredited investor pursuant to which the investor agreed to purchase 1,200,000 common shares and 1,800,000 warrants to purchase common shares for an aggregate purchase price of $1,260,000 payable in full by July 31, 2002. This date was subsequently informally extended to December 31, 2002. At September 30, 2002, we had received $935,123 of advances toward the purchase price of the shares and warrants and, as of the date of this report, we have issued 890,593 of the shares and 1,335,890 of the warrants. One-third of the warrants are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

         On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. Through October 24, 2002, a total of 133,604 common shares were issued under the ESPP, resulting in proceeds of $74,034.

         Between August 23, 2002 and September 5, 2002, we entered into two stock purchase, option and subscription agreements with two private investors which provided for the purchase and sale of an aggregate of 250,000 common shares and 250,000 warrants for $125,000. Each investor also received four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, the latest being December 31, 2002, and all of the options terminate if one of the options is permitted to expire without being exercised in full. The warrants expire five years from the date of issuance and are exercisable at prices ranging from $1.00 to $1.50 per share. On September 27, 2002, an investor exercised the first option and purchased an additional 200,000 shares and 200,000 warrants for $100,000. On November 5, 2002, the other investor exercised the first option and purchased an additional 50,000 shares and 50,000 warrants for $25,000.

         From October 4, 2002 through November 1, 2002, we entered into stock purchase, option and subscription agreements with private investors which provided for the purchase and sale of an aggregate of 266,667 common shares and 266,670 warrants for $200,000. The investors also received four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, with the earliest being November 15, 2002 and the latest being February 15, 2003, and all of the options terminate if one of the options is permitted to expire without being exercised in full. The warrants expire five years from the date of issuance and are exercisable at prices ranging from $1.25 to $1.75 per share.

         At September 30, 2002, we had cash and cash equivalents of $306,061, an amount that would be sufficient to fund our basic operations through October 31, 2002. Between October 1, 2002 and November 1, 2002, we sold 516,667 common shares and 516,670 warrants to purchase common shares for proceeds of $325,000 in private placements. This additional cash will allow us to continue our operations through November 30, 2002. In order to extend operations past that date, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We anticipate that we will receive the remaining $324,877 of the purchase price owed under the amended and restated stock purchase agreement described above on or before December 31, 2002. If we receive the remainder of the purchase price during November 2002, we expect that this additional capital will be sufficient to fund our basic operations through at least December 31, 2002. If we do not receive the remainder of the purchase price during November 2002, we will require additional financing during November 2002 in order to provide working capital to fund our day-to-day operations.

         In order to reduce the rate at which we are using cash, we have taken several cost cutting measures, the most significant of which is the reduction of expenditures on the Tennessee mineral property and the jig to the minimum amount necessary to maintain these assets with no ongoing development activity. Nevertheless, even with such cost cutting measures, as stated above, we will need additional financing to fund our basic, day-to-day operations sometime between November 30, 2002 and December 31, 2002. Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of November 1, 2002, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

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

        The  following  table   discloses   aggregate   information   about  our
contractual obligations including notes payable, mineral lease payments, facilities lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2002:


                                               Less Than                               After
Contractual Obligations             Total       1 Year      1-3 Years    4-5 Years    5 Years
------------------------------   ----------   ----------   ----------   ----------   ----------
Notes Payable                    $5,000,000*  $2,000,000   $     --     $1,200,000   $1,800,000
Mineral Leases                    1,135,021      147,467      452,868      392,055      142,631
Contractual Service Agreements      535,592      360,592      100,000       75,000         --
                                 ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations    $6,670,613   $2,508,059   $  552,868   $1,667,055   $1,942,631
                                 ==========   ==========   ==========   ==========   ==========
------------
*Before discount of $757,150.


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

         o As shown in the consolidated financial statements for the quarter ended September 30, 2002, we incurred a net loss of $1,531,005, and since the date of inception have incurred cumulative net losses of $37,159,199. At September 30, 2002, current liabilities exceeded current assets by $2,181,380. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

         o The sale in the open market of common shares issuable upon the exercise of exchange rights under existing and recently terminated notes, options and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of exchange rights or warrants and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

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

         o Our ability to remain listed on the Nasdaq SmallCap Market will depend upon our ability to increase the market price of our common stock to $1.00 per share and to satisfy other listing criteria by the end of a probationary period (which expires in December 2002 but may be extended an additional 180 days). Delisting from the Nasdaq SmallCap Market may have a significant negative impact on the trading price, volume and marketability of our common shares.

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

Item 4.   Controls and Procedures

         (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


         On April 26, 2002, we entered into an amended and restated stock purchase agreement with an accredited investor pursuant to which the investor agreed to purchase 1,200,000 common shares and 1,800,000 warrants to purchase common shares for an aggregate purchase price of $1,260,000 payable in full by July 31, 2002. This date was subsequently informally extended to December 31, 2002. At September 30, 2002, we had received $935,123 of advances toward the purchase price of the shares and warrants and, as of the date of this report, we have issued 890,593 of the shares and 1,335,890 of the warrants. One-third of the warrants are Series 2002 D Warrants, which are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $4.50. A further one-third of the warrants are Series 2002E Warrants, which are exercisable at $2.00 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.00. The final one-third of the warrants are Series 2002F Warrants, which are exercisable at $2.50 per share and expire on the earlier of five years from the date of issue or the date 30 days following the fifth day (whether or not consecutive) the closing price of our common shares equals or exceeds $5.50.

         On August 23, 2002, we entered into a stock purchase, option and subscription agreement with a private investor which provided for the purchase and sale of 50,000 common shares and 50,000 warrants for $25,000. The investor also received four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, the latest being December 31, 2002, and all of the options terminate if one of the options is permitted to expire without being exercised in full. A total of 25,000 warrants are Series 2002I Warrants, which are exercisable at $1.00 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price of our common shares equals or exceeds $3.00 for 10 days, whether or not consecutive. The remaining 25,000 warrants are Series 2002J Warrants, which are exercisable at $1.25 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price of our common shares equals or exceeds $3.25 for 10 days, whether or not consecutive. On November 1, 2002, the investor exercised the first option and purchased an additional 50,000 shares and 50,000 warrants for $25,000.

         On September 5, 2002, we entered into a stock purchase, option and subscription agreement with a private investor which provided for the purchase and sale of 200,000 common shares and 200,000 warrants for $100,000. The investor also received four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, the latest being December 30, 2002, and all of the options terminate if one of the options is permitted to expire without being exercised in full. A total of 100,000 warrants are Series 2002J Warrants, which are exercisable at $1.25 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the

180th day following the date the closing price of our common shares equals or exceeds $3.25 for 10 days, whether or not consecutive. The remaining 100,000 warrants are Series 2002K Warrants, which are exercisable at $1.50 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price of our common shares equals or exceeds $3.50 for 10 days, whether or not consecutive. On September 27, 2002, the investor exercised the first option and purchased an additional 200,000 shares and 200,000 warrants for $100,000.

         From October 4, 2002 through November 1, 2002, we entered into stock purchase, option and subscription agreements with private investors which provided for the purchase and sale of 266,667 common shares and 266,670 warrants for $200,000. The investors also received four options, each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, the latest being February 15, 2003, and all of the options terminate if one of the options is permitted to expire without being exercised in full. One-half of the warrants are Series 2002J Warrants, which are exercisable at $1.25 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price of our common shares equals or exceeds $3.25 for 10 days, whether or not consecutive. The remaining one-half of the warrants are Series 2002L Warrants, which are exercisable at $1.75 per share and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price of our common shares equals or exceeds $3.75 for 10 days, whether or not consecutive.

         On July 1, 2002, we issued 50,000 common shares in a private placement pursuant to the terms of a consulting agreement dated April 19, 2002 in consideration for consulting services to be provided to the Company.

         The above-described common shares, options and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following: (a) each investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each investor was provided with an offering summary, a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

         a) See Exhibit Index attached hereto.

         b) On July 18, 2002, we filed a Current Report on Form 8-K reporting that (a) the name of our company had changed from "Altair
            International Inc." to "Altair Nanotechnologies Inc.," (b) the Company was continued (i.e. redomesticated) from the Business
            Corporation Act (Ontario) to Canada's federal corporate statute, called the Canada Business Corporations Act, (c) the directors were authorized to appoint one or more additional directors between meetings of shareholders to hold office for a term expiring not later than the next annual meeting of shareholders, provided that the total number of directors so appointed may not exceed one third of the number of directors elected at the previous annual meeting of shareholders, (d) the Company was authorized to have meetings of shareholders outside of Canada in the State of Nevada, and (e) the board of directors was authorized from time to time and in such amounts and on such terms as it deems expedient, to: (i) borrow money on the credit of the Company; (ii) issue, sell or pledge debt obligations (including bonds, debentures, notes or other similar obligations, secured or unsecured) of the Company; and (iii) charge, mortgage, hypothecate or pledge all of any of the currently owned or subsequently acquired real or personal, movable or immovable, property of the Company, including book debts, rights, powers, franchises and undertaking, to secure any debt obligations or any money borrowed, or other debt or liability of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Altair Nanotechnologies Inc.



November 12, 2002                    By:   /s/ William P. Long
-----------------                          ---------------------------
      Date                                     William P. Long
                                               Chief Executive Officer



November 12, 2002                    By:  /s/ Edward H. Dickinson
-----------------                         ----------------------------
      Date                                    Edward H. Dickinson
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, William P. Long, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                      /s/ William P. Long
                                      ---------------------------
                                          William P. Long
                                          Chief Executive Officer

I, Edward Dickinson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                    /s/ Edward Dickinson
                                    ---------------------------
                                        Edward Dickinson
                                        Chief Financial Officer



                                  EXHIBIT INDEX


 Exhibit No.                            Exhibit                            Incorporated by Reference/ Filed Herewith
---------------    ---------------------------------------------------    --------------------------------------------
     3.1           Articles of Continuance                                Incorporated by reference to the Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          July 18, 2002

     4.1           Bylaw No. 1                                            Incorporated by reference to the Current
                                                                          Report on Form 8-K filed with the SEC on
                                                                          July 18, 2002

     4.2           Form of 2002D Warrant                                  Incorporated by reference to Amendment No.
                                                                          1 to Registration Statement on Form S-3
                                                                          filed with the Commission on November 4,
                                                                          2002, File No. 333-100637.

     4.3           Form of 2002E Warrant                                  Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637.

     4.4           Form of 2002F Warrant                                  Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637.

     4.5           Form of Series 2002I Warrant                           Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637.

     4.6           Form of Series 2002J Warrant                           Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637.                                            .

     4.7           Form of Series 2002K Warrant                           Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637

     4.8           Form of Series 2002L Warrant                           Incorporated by reference to Registration
                                                                          Statement on Form S-3 filed with the
                                                                          Commission on October 18, 2002, File No.
                                                                          333-100637

     10.1          Amended and Restated Stock Purchase and                Incorporated by reference to the Company's
                   Subscription Agreement dated April 2002                Quarterly Report on Form 10-Q for the
                                                                          period ended June 30, 2002 filed with the
                                                                          SEC on May 15, 2002

     10.2          Stock Purchase, Option and Subscription Agreement      Incorporated by reference to Registration
                   dated September 5, 2002, between the Company and       Statement on Form S-3 filed with the
                   Cranshire Capital, L.P.                                Commission on October 18, 2002, File No.
                                                                          333-100637



     10.3          Form of Stock Purchase,  Option and Subscription       Incorporated by reference to Registration
                   Agreement dated October __, 2002, between the          Statement on Form S-3 filed with the
                   Company and the selling shareholders purchasing        Commission on October 18, 2002, File No.
                   on that date                                           333-100637

     99.1          Certification of Chief Executive Officer               Filed herewith

     99.2          Certification of Chief Financial Officer               Filed herewith