Form 10-K
period 2002-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2003-03-17
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Canada                      1-12497                    None
     ---------=------         ---------------------     -------------------
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

 Common Shares, no par value                 Nasdaq SmallCap Market
 ---------------------------       -------------------------------------------
      (Title of Class)             (Name of each exchange on which registered)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [] NO [X]

         The aggregate market value of the common shares held by non-affiliates of the Registrant on June 30, 2002, based upon the average bid and asked price of the common shares on the NASDAQ Stock Market of $0.47 per share on June 28, 2002, was approximately $9,928,000. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 7, 2003, the Registrant had 30,799,492 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                               INDEX TO FORM 10-K


PART I.......................................................................................................1

Item 1:    Business..........................................................................................1

Item 2.    Properties.......................................................................................29

Item 3.    Legal Proceedings................................................................................30

Item 4.    Submission of Matters to a Vote of Security Holders..............................................30


PART II.....................................................................................................30

Item 5.    Market for the Common Shares and Related Shareholder Matters.....................................30

Item 6.    Selected Financial Data..........................................................................35

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............35

Item 8.    Financial Statements and Supplementary Data......................................................44

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............45


Part III....................................................................................................45

Item 10.   Directors and Executive Officers of the Registrant...............................................45

Item 11.   Executive Compensation...........................................................................45

Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................45

Item 13.   Certain Relationships and Related Transactions...................................................45

Item 14.     Controls and Procedures........................................................................45

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................46

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2002 (this "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Purchasers of any of the common shares, no par value (the "common shares") of Altair Nanotechnologies Inc. ("Altair" or the "Company") are cautioned that the Company's actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

Item 1:      Business

         Certain technical terms used in the following description of our business are defined in a glossary set forth on page 20. We have identified such terms by italicizing them the first time they are used in the text. Unless the context requires otherwise, all references to "Altair," "we," "Altair Nanotechnologies Inc.," or the "Company" in this Form 10-K refer to Altair Nanotechnologies Inc. and all of its subsidiaries.

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

General
-------

         Altair Nanotechnologies Inc. was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and exploring mineral properties. It was redomesticated in July 2002 from the Business Corporation Act (Ontario) to the Canada Business Corporations Act, a change which causes Altair to be governed by Canada's federal corporate statute. The change reduces the requirement for resident Canadian directors from 50% to 25%, thereby allowing us greater flexibility to attract qualified nominees to our board.

             During the period from inception through 1994, we acquired and explored multiple mineral properties. In each case, sub-economic mineralization was encountered and the exploration was abandoned. Since 1994, we have also devoted substantial resources to the development and testing of mineral processing equipment for use in the recovery of fine, heavy mineral particles.

         In November 1999, we acquired all patent applications, technology and tangible assets related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (the "titanium processing technology"), and all tangible equipment and other assets used by BHP to develop and implement the titanium processing technology (the "titanium processing assets"). We plan to initially employ the titanium processing technology as a platform for the sale of contract services, intellectual property licenses and for the production and sale of metal oxide nanoparticles in various applications. See "--Titanium Pigment Processing Technology."

         We have also leased, and are exploring, approximately 8,700 acres of land near Camden, Tennessee (the "Tennessee mineral property") to determine whether it would be amenable to large-scale mining for titanium and zircon. See "--Tennessee Mineral Property."

         During 1996, we acquired the rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig (the "jig"). The jig is a machine that uses a rotating circular screen and pulsating water to separate valueless mineral particles from more valuable mineral particles based on the differences in their specific gravity. During 2002, we elected to terminate further development work on the jig for the foreseeable future and instead concentrate our limited resources on the development of the titanium processing technology. As a result, we recorded an adjustment during the second quarter of 2002 to write off the remaining net book value of the jig assets and related patents in our financial statements. See "--The Jig."

         We have experienced an operating loss in every year of operation. In the fiscal year ended December 31, 2002, we experienced a net loss of $9,921,496. Certain information regarding the net sales, income (loss) from operations and assets associated with each of the titanium processing, jig and Tennessee mineral property segments of our business are set forth in Note 13 to the Consolidated Financial Statements of the Company attached hereto following the signature and certification pages and are incorporated into this Form 10-K by this reference.

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

Titanium Pigment Processing Technology
--------------------------------------

         Description of the Titanium Processing Technology.
         --------------------------------------------------

         On November 15, 1999, we purchased from BHP all patent applications, technology and tangible assets related to a hydrometallurgical process developed by BHP primarily for the production of titanium dioxide products from titanium bearing ores or concentrates (i.e., the titanium processing technology), and all tangible equipment and other assets used by BHP to develop and implement the titanium  processing  technology  (i.e., the titanium  processing  assets).  The titanium processing technology is capable of producing conventional titanium dioxide pigment products. Conventional titanium dioxide pigments are finely-sized powders consisting of titanium dioxide crystals. These powders may be either anatase or rutile phase (shape) and approximate 0.17 to 0.30 microns in size. Our titanium processing technology is also capable of producing titanium dioxide and other metal oxide nanoparticles. These are specialty products with a size range of 10 to 100 nanometers (approximately one tenth the size of conventional pigments). The primary products currently being produced in the processing plant are titanium dioxide, lithium titanate and stabilized zirconia nanoparticles.

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

         Titanium Processing Assets.
         ---------------------------

         The titanium processing assets consist principally of a production facility located in Reno, Nevada in a building, formerly leased, that we purchased from BHP in 2002. During 2000, we installed additional equipment to increase production capacity to a nominal annual amount of 200 tons of nanoparticles. We also added a separate pilot facility to produce large sample quantities of product for development, test and evaluation purposes. In 2001, we added hydration and filtering equipment to improve production processing. In 2002, we purchased advanced milling equipment to improve product quality.

         Plans for Development of the Titanium Pigment Processing Technology.
         -------------------------------------------------------------------

         The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. During 2002, our efforts were directed toward development of nanoparticle products, pharmaceutical products and titanium pigment production.

         Nanoparticle Products. For the year ended December 31, 2002, we generated $134,925 of revenue through sales of titanium dioxide, lithium titanate and yttria stabilized zirconia nanoparticles and other materials. These products were used principally in thermal spray and catalyst applications and for developmental work on battery materials. We are also developing nanoparticle products that may be useful in controlling algae in swimming pools, in cosmetics, in self-cleaning and sanitizing and in environmental purification.

         Pharmaceutical Products. In the second quarter of 2002, we initiated research and development efforts directed toward the utilization of nanomaterials in the pharmaceuticals industry. In July 2002, we announced the development of a new active pharmaceutical ingredient ("API") for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis, as well as a new drug delivery system using inorganic ceramic nanoparticles. This API, given the name RenaZorb(TM), showed an excellent capacity for phosphate removal in laboratory tests using simulated stomach acid. Testing of this product using animals was initiated in late 2002 and is expected to be completed during the first quarter of 2003. We are currently seeking business relationships with pharmaceutical companies that can conduct additional testing and development, seek necessary FDA approvals and take the other steps necessary to bring the new pharmaceutical ingredient and drug delivery system to market.

         Titanium Pigment Production. In late 2002, we entered into a contract with a large materials company to determine whether an ore concentrate produced by them is suitable for making white titanium dioxide pigment. Extraction and iron removal work has been completed and purification and pigment production steps have begun. We expect to complete the project during the first quarter of 2003. If the project is successful, we hope to enter into a contract to license our technology for the production of titanium dioxide pigment. A second agreement based on an ore body located in Vietnam was also signed in late 2002, but no work has as yet been done.

         Products In Development Using the Titanium Processing Technology.
         ----------------------------------------------------------------

To date, we have developed titanium dioxide nanoparticles and other products we intend to initially produce with the titanium processing technology. The designation, description, potential applications and status of development of our products that we have publicly announced are as follows:
                                       3

-----------------------------------------------------------------------------------------------------------------------------
Product
Designation              Description                 Potential Applications        Status of Development & Sales
-----------------------------------------------------------------------------------------------------------------------------
Titanium Dioxide     This technology is a low        The technology may be         The Company is presently working on one
Pigment Process      cost, environmentally           licensed to mineral           development contract of $100,000 and has
                     preferred method of making      companies, coatings           signed a $250,000 contract for
                     titanium dioxide pigment.       companies or pigment          development, subject to funding.
                                                     companies.                    Additional interest has been expressed.
-----------------------------------------------------------------------------------------------------------------------------
TiNano(TM)40 VHP     This is an uncoated, high       Environmental purification,   During 2002, we sold $85,900 of this
                     purity titanium dioxide         photocells, catalyst and      product to 31 customers.  Of this
                     nanoparticle product with       similar ceramic               amount, $61,200 was sold to a customer
                     good thermal stability.         applications, self-cleaning   for commercial thermal spray
                                                     & sanitizing uses and         applications.  The remainder was sold
                                                     thermal spray coatings.       for use primarily in the testing and
                                                     Intermediate for              development of thermal spray, catalyst
                                                     manufacture of derivatives    and chemical mechanical planarization
                                                     such as lithium titanate      applications.  We have received follow
                                                     and barium titanate.          up orders from two customers.


                                                                                   Development    of   such    product   is
                                                                                   substantially    complete.    Commercial
                                                                                   viability  is dependent  upon when,  and
                                                                                   if,   potential   customers   decide  to
                                                                                   incorporate   such   product   into  end
                                                                                   products they are developing.
-----------------------------------------------------------------------------------------------------------------------------
TiNano(TM)40 USP     This product meets US           Cosmetic and other uses       During 2002, we sold $800 of this
                     Pharmacopeia specifications     requiring US Pharmacopeia     product to five customers.  We are
                     and exhibits high UV            purity specifications. USP    developing coating procedures to make
                     absorption characteristics,     grade may also be used in     TiNanoTM 40 CNPC from this regulated
                     and high thermal stability.     many of the VHP               material.
                                                     applications and has
                                                     greater temperature           Development    of   such    product   is
                                                     stability.                    substantially    complete.    Commercial
                                                                                   viability  is dependent  upon when,  and
                                                                                   if,   potential   customers   decide  to
                                                                                   incorporate   such   product   into  end
                                                                                   products they are developing.



-----------------------------------------------------------------------------------------------------------------------------
TiNano(TM)40 HPC     This product exhibits high UV   Environmental purification,   During 2002, we sold $650 of this product
                     absorption,  high photo         photocells, catalysts, and    to one customer. We intend to discontinue
                     catalytic activity and          similar ceramic applica-      this product as other products overlap
                     excellent thermal stability.    tions. Also may be used       this market.
                                                     for self-cleaning and
                                                     sanitizing applications.
-----------------------------------------------------------------------------------------------------------------------------

TiNano(TM)40 RPC     This product exhibits high UV   Cosmetics, plastics and       During 2002, we sold $150 of this
                     absorption.  It exhibits        coatings applications         product to two customers.  We are
                     reduced photo catalytic         requiring reduced             developing a dispersion technology for
                     activity achieved using our     photochemical activity.       application in plastics, organic
                     inorganic coating rather than                                 formulations and wood treatment.
                     the traditional Si-Al
                     treatment.  Also exhibits
                     excellent thermal stability.

                                                                                   Development of the dispersion technology
                                                                                   is  ongoing.   Commercial  viability  is
                                                                                   dependent upon when,  and if,  potential
                                                                                   customers  decide  to  incorporate  such
                                                                                   product  into  end  products   they  are
                                                                                   developing and is projected during 2003.

-----------------------------------------------------------------------------------------------------------------------------
Product
Designation              Description                 Potential Applications        Status of Development & Sales
-----------------------------------------------------------------------------------------------------------------------------
TiNano(TM)40 CNPC    This product exhibits high UV   Cosmetic and coating          During 2002, we sold $150 of this
                     absorption and has excellent    applications.                 product to two customers.  We are
                     thermal properties.  The                                      developing a coating and dispersion
                     product is USP grade TiO2                                     technology.
                     coated with hydrous alumina
                     and silica.  The coating                                      Development of the dispersion technology
                     substantially eliminates                                      is  ongoing.   Commercial  viability  is
                     photo catalytic activity.                                     dependent upon when,  and if,  potential
                                                                                   customers  decide  to  incorporate  such
                                                                                   product  into  end  products   they  are
                                                                                   developing and is projected during 2003.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Lithium Titanate     This product is a robust        Lithium ion batteries where   During 2001, we sold $18,200 of lithium
Spinel               crystalline structure of        high charge and discharge     titanate to nine customers for use in
                     lithium titanate.  It           rates are desired.            testing and development of battery
                     withstands high lithium                                       materials.
                     insertion rates with very
                     little distortion.

                                                                                   Development    of   such    product   is
                                                                                   substantially    complete.    Commercial
                                                                                   viability  is dependent  upon when,  and
                                                                                   if,   potential   customers   decide  to
                                                                                   incorporate   such   product   into  end
                                                                                   products they are developing.
-----------------------------------------------------------------------------------------------------------------------------

Yttria Stabilized    This product is a nano-sized    Used in solid oxide fuel      Fuel cell components have been made and
Zirconia             crystalline material with       cell components and as a      tested.  In 2002, we sold $1,000 of this
                     excellent stability and         ceramic coating.              product for testing in thermal spray
                     coating characteristics.  At                                  applications.
                     high temperatures, it has the
                     capability for ionic                                          Development    of   such    product   is
                     conduction of oxygen.                                         substantially    complete.    Commercial
                                                                                   viability  is dependent  upon when,  and
                                                                                   if,   potential   customers   decide  to
                                                                                   incorporate   such   product   into  end
                                                                                   products they are developing.
-----------------------------------------------------------------------------------------------------------------------------
RenaZorb(TM)         This product is a               This pharmaceutical can be    Laboratory testing was completed in
                     nanoparticle-sized              used for controlling serum    2002.  Testing using animals was begun
                     lanthanum-based ceramic         phosphate levels in kidney    in late 2002 and will be completed
                     material with a large surface   dialysis patients and in      during first quarter 2003.
                     area and capability to bind     chemically related products.
                     phosphates and selected other                                 Although FDA approval of the product may
                     anions.                                                       take several years, Altair anticipates
                     (See also text discussion in    (See also text discussion     receiving license fees in 2003.  (See
                     following subsection)           in following subsection)      also text discussion in following
                                                                                   subsection and Item 7. Management's
                                                                                   Discussion of Financial Condition and
                                                                                   Results of Operations)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Product
Designation              Description                 Potential Applications        Status of Development & Sales
-----------------------------------------------------------------------------------------------------------------------------

Unnamed Drug         This product is a               Drug delivery device.         Development of such product is
Delivery Device      micron-sized hollow sphere                                    substantially complete.  Commercial
                     whose structure is composed                                   viability is dependent upon when, and
                     of interlocked  nanoparticles.                                if, potential customers decide to
                     It is highly porous.                                          incorporate such products into end
                     (See  also  text                                              products they  are  developing.
                     discussion in following
                     subsection)
-----------------------------------------------------------------------------------------------------------------------------
                     This product is a compound      This product is intended      Several versions are presently
NanoCheck(TM)        with large surface area that    for the swimming pool and     undergoing test and evaluation.
                     is insoluble in water over a    aquarium markets for the
                     wide pH range.                  removal of phosphate,
                                                     thereby preventing algae
                                                     growth.
-----------------------------------------------------------------------------------------------------------------------------

The products identified above, and other products we are developing with the titanium processing technology, are generally not commodities and must be customized for a specific application working in cooperation with the end user. Accordingly, unless and until we receive an order containing specifications with respect to commercial quantities of each nanoparticle product, that product is necessarily in the development phase. To date, we have sold commercial quantities of TiNano(TM) 40 to one customer for resale in commercial thermal spray applications.

         Our New Pharmaceutical Ingredient. We have given our API the name RenaZorb(TM). RenaZorb(TM) is a highly active, lanthanum based nanomaterial with low intestinal solubility and excellent in vitro phosphate binding. Animal testing on RenaZorb(TM) has begun in dogs and rats, but no human tests have yet been conducted. Nonetheless, based upon our initial laboratory testing and research in simulated human stomach fluid we believe that RenaZorb(TM) may offer the following advantages over competing products:

         o Lower dosage requirements because of better phosphate binding per gram of drug compared with existing or proposed drugs;
         o Fewer and less severe side effects because of less gassing and lower dosage;
         o   Better patient compliance because of fewer tablets: and
         o Lower cost than existing or proposed prescription drugs in this therapeutic category

         In most kidney dialysis patients, serum phosphate levels must be kept in check. This is done by ingesting a phosphate binder after meals. Phosphate binders absorb the phosphate in the food that the patient consumes, preventing absorption of phosphate in the patient's gastrointestinal tract.

         Existing phosphate binders include Tums(TM) antacid, which contains calcium carbonate, and also aluminum hydroxide-based products such as Gaviscon(TM) manufactured by Glaxo Smith Kline, both of which are available over the counter, as well as Renagel(TM) (chemical name sevelmer) manufactured by Genzyme, which is available only by prescription. In addition, Fosrenol(TM), lanthanum carbonate tetra hydrate ("LCTH"), developed by Shire Pharmaceuticals ("Shire") of the UK, is awaiting United States FDA and foreign regulatory approvals, which are expected in mid-2003. Shire announced in March 2003 that it had received an approvable letter from the FDA for Fosrenol(TM). The approvable letter requested additional data and analysis from Shire.

         While over the counter phosphate binders are relatively inexpensive, they have several disadvantages. Calcium carbonate-containing phosphate binders, such as Tums(TM), in high doses, may cause increased blood pressure and increased risk of cardiovascular disease and is generally not recommended for long-term use by dialysis patients. With prolonged use, aluminum hydroxide-based phosphate binders, such as Gaviscon(TM), may cause toxic neurological effects and are generally avoided by physicians. Aluminum dementia has been widely reported in kidney dialysis patients using these products.

         The prescription phosphate binder Renagel(TM) is relatively expensive (approximately $1,300 per patient per year), has a high dosage requirement (2 x 800 mg or 4 x 400 mg capsules/tablets three times per day) and water intake is required. The most common side effects related to the use of Renagel(TM) include nausea (7% of patients), constipation (2% of patients), diarrhea (4% of patients), gas or bloating (4% of patients) and heartburn or indigestion (5% patients). Renagel is the only prescription non-calcium phosphate binder currently approved by the United States FDA.

         Fosrenol(TM) (LCTH), for which US FDA approval is pending, is expected to be marketed as a chewable tablet with a proposed dosage of 1.5 to 3.0 grams active drug per day. As with all medicines, Fosrenol(TM) will probably display some side effects but these are expected to be minor. It has been reported that the use of Fosrenol does increase serum lanthanum levels compared with levels in patients taking a placebo. RenaZorb(TM), which is nanotechnology based, is expected to be developed in a tablet or capsule dosage form with a projected dosage of 0.6 to 2.0 grams per day. Although we have done no human testing on RenaZorb(TM), we believe RenaZorb(TM) has the potential for fewer side effects, lower cost and better patient compliance. We base these possible advantages upon in vitro (laboratory) testing conducted by Altair in which RenaZorb was compared to LCTH, the active chemical in Fosrenol. Our in vitro testing showed that RenaZorb binds at least 30% more phosphate per gram of drug than LCTH, therefore requiring a lower dose. Lower dose often correlates well with a reduction of observed side effects in chemically related homologous compounds.

         Both RenaZorb(TM) and Fosrenol(TM) involve the binding of phosphate by lanthanum compounds. In fact, the end product of the binding mechanism is identical; lanthanum orthophosphate is formed. Based on laboratory tests conducted by Altair comparing RenaZorb(TM) with LCTH, the active ingredient in Fosrenol(TM), RenaZorb(TM) required 30% less drug to bind the same amount of phosphate and shows less lanthanum going into solution in simulated stomach fluid at pH values of 3.0 and 4.5. In addition, in Altair's testing, using methods published by AnorMED, RenaZorb(TM) reacts with phosphate more rapidly, possibly because of its high nanoparticle-derived surface area. In 20 minute simulated stomach acid tests conducted by Altair, RenaZorb(TM) absorbed approximately 140 mg of phosphate and LCTH absorbed approximately 60 mg of phosphate. It is reported that Renagel(TM) absorbed less than 100 mg of phosphate in vivo.

         Our New Drug Delivery System. Our new drug delivery system involves depositing drugs on or inside hollow "wiffle ball" spheres made of titanium dioxide and other metal oxide nanoparticles.

         To date, our research on drug delivery systems involving the use of nanoparticles has been limited to coating known drugs on the surface of titanium dioxide nanoparticles. We have not done any animal or human testing with our new drug delivery systems and do not have the expertise, resources or capacity to complete such testing. We are currently seeking business relationships with pharmaceutical companies that can conduct additional testing and development using their pharmaceutical active ingredients to coat the Altair nanomaterials and then seek necessary FDA approvals and take the other steps necessary to bring the combined drug delivery system to market. Because of the early stage of development of these drug delivery systems, we are unable to state with any certainty how (or if) such drug delivery systems would be used and, if used, what the uses for such systems would be and what the comparative advantages, sides effects and other aspects of such drug delivery systems would be. Nevertheless, based upon our early testing, we believe that the following uses of a nanoparticle-based drug delivery system are feasible:

         o   New delivery forms for existing drugs;
         o   Delivery  methods  for new drugs;
         o   Delivery  of hard to dissolve drugs;
         o   Delivery of sustained release drugs; and
         o   Delivery of dual action drugs.

         New Delivery Forms and New Drugs. Our drug delivery system may be useful in connection with drugs whose patents are expiring. On average, patented drugs generate $200 to $400 million in sales, with average sales margins of 90% to 95%. The margin for generic drugs drops, however, to 20% to 30% or less. New dosage forms are patentable and, if patented, may extend the drug's patent protection for 20 years. In addition, new dosage forms may reduce the cost of producing various drugs, increasing margins if exclusive or generic, and may reduce undesirable side effects.

         Hard to Dissolve Drugs. Our drug delivery system may also be used to deliver drugs that work in the gastrointestinal tract without being absorbed. These types of drugs remove unwanted materials from the digestive systems. Possible uses for these types of drugs include lowering cholesterol. Another use for our drug delivery system would be for highly insoluble drugs that need greater absorption to enter the blood stream. The significant increase in surface area of our titanium dioxide micro-spheres may allow greater drug absorption. This greater absorption may also be used to redevelop previously failed candidate drug compounds that were unsuccessful because of inadequate absorption rates or amounts.

         Sustained Release Drugs and Dual Action Drugs. We also believe our system may be useful in connection with the sustained release of fungicides, including the following applications:

         o   Anti-fungal drugs;
         o   Topical anti-fungal drugs with sustained release;
         o   Tile cleaning products (mold, mildew) with residual action;
         o   Cosmetics (preservatives);
         o   Mildew prevention in paints and coatings;
         o   Fabric mildew protection;
         o Exterior cleaning systems for removal and prevention of mold, mildew and green algae;
         o   Wood protection and preservation; and
         o   UV protection of wood.

Altair's hollow sphere "wiffle ball" like structures can deliver active chemicals or drugs in a sustained release fashion because the active component can be "mounted" on both the outside surface and inside the hollow ball structure. The dissolution and availability of the surface-mounted active component will be different than the active component inside the hollow spheres. Material inside the hollow structure will be released slowly compared to surface-mounted material. An additional feature of Altair's nanoparticle based hollow "wiffle ball" structures is that two different active substances could be mounted, one inside the hollow spheres and another on the surface. This allows the possibility for dual action pharmaceuticals to be developed using this technology.

         Target Market for Products of the Titanium Processing Technology.
         ----------------------------------------------------------------

         Nanoparticle Products. End users of these specialty chemicals typically work closely with suppliers to set product specifications, which may or may not be subsequently certified for individual applications. Very little nanoparticle product is sold as a fungible "shelf-item" product.

         Altair's plan for nanoparticle market entry has been to prepare a suite of products that have a range of physical and chemical properties. Potential nanoparticle end users are invited to test our basic products and to separately work with us so that we may tailor a nanoparticle product for their particular use. We have filled 380 orders requesting 886 samples of nanoparticle products from the 470 companies and laboratories that have contacted us. Based on sales to date and sample requests, applications for and interest in our nanoparticles are seemingly most advanced in applications for batteries (lithium titanate), thermal sprays (titanium dioxide), solid oxide fuel cells (yttrium stabilized zircon) and catalysts (both titanium dioxide and yttrium stabilized zircon). These are applications from which we hope to make large-volume commercial sales in the future.

         Pharmaceutical Products. Our pharmaceutical product RenaZorb(TM) was developed for the treatment of elevated phosphate levels in kidney dialysis patients. According to information published by AnorMED, the worldwide market for phosphate binders for chronic renal failure patients is approximately $400 million to $600 million annually. It is not our intent to manufacture pharmaceuticals but, rather, to grant licenses to pharmaceutical companies for the manufacture and sale of products developed using our technology. We are seeking business relationships with pharmaceutical companies that can conduct additional testing and development using their pharmaceutical active ingredients to coat our experimental drug delivery system and then seek necessary FDA approvals and take the other steps necessary to bring the combined drug delivery system to market.

         We have entered into eight confidentiality agreements relating to the development/licensing of RenaZorb(TM), and we have recently received new inquiries. Animal testing of RenaZorb(TM) began in December 2002 and is currently being conducted by two pharmaceutical companies, one of which is testing in dogs and both of which are testing in rats. We have written testing agreements with both these companies. We expect the results of these tests in mid-March. Assuming such results are positive, RenaZorb(TM) will have to undergo human testing and receive FDA approval before it could be approved for marketing. Human testing typically takes 1 to 2 years and, if merited by the results of animal testing, is expected to begin in 2003. FDA approval typically occurs between 3 and 5 years following the completion of animal testing, although we believe that FDA approval of Fosrenol(TM), a chemically related drug, could accelerate the approval process for RenaZorb(TM).

                  Titanium Pigments. Altair is attempting to identify one or more large minerals companies to license the titanium dioxide pigment application of its titanium processing technology. Altair has entered into contracts with two materials companies under which Altair has performed, or will perform, test work related to large-scale production of titanium dioxide pigments using our technology. With respect to one of the materials companies, Altair has submitted a phase-two proposal for the economic evaluation of a demonstration titanium dioxide pigment plant that could be expanded to a full-scale plant with production capabilities of between 10,000-20,000 metric tons of titanium dioxide pigment per year.

         Research,   Testing  and   Development   of  the  Titanium   Processing
         Technology.
         -----------------------------------------------------------------------

         Our titanium processing technology is the result of several years of research and development work done by BHP. We are continuing the research and development work to both improve the process and to develop commercial applications for it. Such work is being conducted by the former BHP employees who became employees of the Company on January 1, 2001. During fiscal 2002, we incurred $560,000 in research and development expenses related to the titanium processing technology. During fiscal 2001, we incurred $541,000 in research and development expenses related to the titanium processing technology, and during fiscal 2000, we incurred $1,426,000 in research and development expenses related to the titanium processing technology. During 2002, we received $90,300 from a materials company in return for testing the company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. No customer-sponsored research was undertaken in 2001 or 2000.

         In addition, we are engaged in or seeking joint research and development efforts with potential customers and other interested parties with regard to our nanoparticle products, pharmaceutical products and titanium pigment production technology.

         The Titanium Processing Technology and Proprietary Rights.
         ---------------------------------------------------------

         BHP filed several patent applications with the United States Patent and Trademark Office with respect to the titanium processing technology, and the applications have been transferred to us. We have subsequently filed 13 additional patent applications relating to nanoparticle technology. In August 2002, we filed a patent application covering the development of a new active pharmaceutical ingredient for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis, as well as a new drug delivery system using inorganic ceramic nanoparticles. During 2002, three patents were awarded to us covering the production of titanium pigment and nanomaterials using our technology, which patents expire in 2019. All other applications are in the review process.

         The potential value of our titanium processing technology, and each application of it, lies in the likelihood that patents will be granted with respect to patent applications and that granted patents are valid and enforceable. We can provide no assurance that the patents requested in all patent applications material to our business will be granted or that granted patents will be enforceable. Our business would be materially adversely affected if one or more patent applications are not granted or if granted patents are determined to be unenforceable.

         Competition--the Titanium Processing Technology.
         ------------------------------------------------

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

         We have not operated the titanium processing technology at a commercial scale. Accordingly, we cannot describe processing efficiencies and costs associated with our titanium processing technology or compare such efficiencies and costs to those of competitors.

         In addition, our ability to capitalize on and develop our technology may be limited by the limited amount of capital we have available and our lack of a substantial operating history. Competing nanoparticle producers generally are financially strong corporations with established customer relationships and operating histories. The titanium dioxide nanoparticle business is a young industry subject to rapid technological changes and there is wide disparity within the industry with respect to the composition and attributes of nanoparticle products. The manufacturing methods and costs to manufacture also vary greatly, with certain methods lending themselves to specific niche applications. As a result, competition within the industry is driven by a variety of factors, principally price and product attributes. Our marketing efforts have centered around our ability to produce a wide range of products at attractive prices.

         Royalty Obligations Related to Our Titanium Processing Technology.
         -----------------------------------------------------------------

         We purchased our titanium processing technology and titanium processing assets from BHP pursuant to an Asset Purchase and Sale Agreement dated November 15, 1999 which included an obligation to pay royalties based on product sales realized through use of the titanium processing technology. From November 15, 1999 through August 8, 2002, we paid BHP a total of $2,067 of royalties. On August 8, 2002, we entered into a transaction with BHP wherein we purchased from BHP the land and building that houses the titanium processing assets. In connection with the purchase, the requirement to pay royalties was terminated effective August 12, 2002. See "Item 2. Properties" for additional information on the land and building acquired from BHP.

Tennessee Mineral Property
--------------------------

         Description of the Tennessee Mineral Property.
         ----------------------------------------------

         The Tennessee mineral property consists of approximately 8,700 acres of land containing fine, heavy minerals that we have leased in or near Camden, Tennessee.

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

         Research and Exploration on the Tennessee Mineral Property.
         ----------------------------------------------------------

         From 1996, our exploration activities on the Tennessee mineral property have included geologic mapping, collection of bulk samples for metallurgical testing, drilling of 156 auger holes between 30 and 100 feet deep and preparation of geologic models. Our geologic model also incorporates 40 drill holes completed by an earlier exploration company.

         During 1997, we collected approximately 5,000 pounds of representative sand for testing from an exposed sand horizon. This sample was processed by an independent Florida heavy sands producer and Altair to produce representative samples of market-quality products. The sample results were reviewed by an independent consulting group hired by us to prepare a pre-feasibility study of approximately 5,200 acres of the Tennessee mineral property known as the "Camden Property." The consultants examined heavy mineral suites from the Camden Property (prepared from sands naturally containing about 4% heavy minerals and 96% quartz) and found that titanium bearing minerals constitute about 65% of the total heavy mineral portion of the suite, zircon accounted for 15% of the heavy mineral portion of each suite and the remainder was non-valuable heavy minerals. The study, completed in July 1998, also indicated that market-quality ilmenite, rutile and zircon products could be produced from such heavy minerals suites and that markets currently exist for such products.

         In August 1998, based on the consultant's pre-feasibility report, we commenced additional feasibility testing. This consisted of testing the use of fine mineral spiral equipment in Florida on Tennessee mineral property sands followed by spiral equipment testing of Tennessee mineral property sands at an equipment contractor's facility. In 2000, based on the contractor's test results, we designed and commissioned construction of a spiral-based pilot plant for testing at the Tennessee mineral property. The plant was erected at Camden, and testing operations began in early 2001 (see "Location and Status of Work on the Tennessee Mineral Property"). Further feasibility testing is expected to involve, among other things, the following:

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

         Expenditures on the Tennessee mineral property were $599,000 in 2002, $931,000 in 2001 and $4,769,000 to date. Expenditures have been incurred for pilot plant design, fabrication and site preparation, leasehold minimum advance royalty payments, and other related exploration activities. During 2002, due to a lack of resources, we reduced our expenditures on the Tennessee mineral property to a minimal amount and did no further exploration or development work. We anticipate spending between $150,000 and $300,000 maintaining the Tennessee mineral property during 2003.

         Products and Competition--the Tennessee Mineral Property.
         --------------------------------------------------------

         Based on the exploratory work done to date, we anticipate that the saleable products which could be produced from the Tennessee mineral property are ilmenite, rutile and zircon. Testing at the Tennessee mineral property indicates that Camden ilmenites contain from 64% to 72% titanium dioxide.
Ilmenites commercially traded today typically contain 40% to 70% titanium dioxide and are used primarily in the production of titanium dioxide pigment, a specialty chemical used principally as a whitener and opacifier for paper, plastics and paint. According to the latest U.S. Geological Survey report, ilmenite is the most abundant naturally occurring, commercially produced titanium mineral and supplies approximately 90% of the world demand for titaniferous material. The value of titanium mineral concentrates consumed in the United States in 2002 was approximately $450 million. There are presently two entities in the United States which produce ilmenite concentrate from heavy mineral sands and virtually all production is used by four titanium pigment producers whose plants are primarily located in the southeastern U.S. Pigment producers use various methods to process ilmenite concentrate into titanium dioxide pigment and require that the concentrate feedstock meet certain chemical and size criteria applicable to the process being used.

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

         Altair has an operational pilot plant on the Camden lease block. Pilot plant operations are fully permitted with the state of Tennessee and federal agencies. The plant includes dedicated electrical service, a lay-down area for heavy mineral sand samples, and a combined water storage/sand placement structure. Plant elements include a feed system, conveyors, trommel, two stages of cyclones, and a five-stage spiral plant.

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

Research, Testing and Development of the Tennessee Mineral Property.
-------------------------------------------------------------------

         During 2002, we did no additional development work and limited our expenditures to $599,000. This compares to the $931,000 in exploration and development expenses we incurred in fiscal 2001 and $1,218,000 in exploration and development expenses we incurred in fiscal 2000 related to the Tennessee mineral property.

         We plan to further  develop the  property  by joining  with a qualified
partner,  if  available,  to  provide  additional  financial,   engineering  and
corporate resources.

[MAP OF THE COMPANY'S TENNESSEE MINERAL PROPERTY OMITTED]

The Jig
-------

         Description of the Jig.
         -----------------------

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

         How the Jig Works.
         ------------------

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

         Target Markets for the Jig.
         ---------------------------

         In the long run, the jig may potentially be useful for a number of applications, the most promising of which may be the processing of heavy mineral sands to recover titanium and zircon. In September 2002, we completed a consulting project for a titanium pigment producer. The project was a test in which the jig was used to determine the feasibility of recovering fine particles of titanium dioxide from pigment processing waste at a plant site. The pigment producer has analyzed the test results and has requested a proposal from us to proceed with a full-scale project to recover the titanium dioxide from the waste ponds at the plant. We responded with the requested proposal and are awaiting further word from the pigment producer.

        In the meantime, we are not actively marketing the jig on a retail basis, but are seeking opportunities to exploit the jig for projects similar to that described above. We are also seeking a partner who has adequate resources to develop and market the jig or sell the jig technology.

         Jig Technology and Proprietary Rights.
         --------------------------------------

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

         Competition for the Jig.
         ------------------------

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

         The jig competes in an arena in which particle specific gravity is the primary criteria for particle segregation and capture. Competing technologies include spirals and cones, which are most effective in feed sizes larger than 150 mesh, froth flotation devices, which can be effective on particles 200 mesh or smaller in size and heavy media separation, which is effective primarily in the removal of ash from coal and in small-scale analytic laboratory applications. Competing jig-like products include the following:

         o The Kelsey jig, which was developed in Australia and, although more complicated than the jig, incorporates similar centrifugal and jig technologies. According to the Kelsey jig's manufacturer, MD mineral technologies, Kelsey jigs are in service at 25 plants worldwide.

         o The Falcon Concentrator, which was developed in Canada and is used mainly for pre-concentration and scavenging. A centrifugal device, its applications to date have been in the gold and tantalum industries.

         o The Knelson Concentrator, which was developed in Canada and is a batch concentrator rather than a jig. (A batch concentrator differs from the jig in that it process a finite "batch" of material, is completely emptied, and then processes a completely new finite batch, while the jig processes a continuous flow of materials). Our understanding is that the Knelson Concentrator is best suited to small volumes. Knelson Concentrators have been installed in various mining applications, primarily gold, throughout the world.

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

         Research, Testing and Development of the Jig.
         --------------------------------------------

         We have concluded that, in the foreseeable future, our limited human and financial resources can most effectively be utilized in the development of the titanium processing assets and titanium processing technology. Accordingly, during 2002, we incurred only those expenditures (estimated at $27,000) necessary to maintain the jig. This compares to the $11,000 in research and development expenses we incurred in fiscal 2001 and $43,000 in research and development expenses we incurred in fiscal 2000 related to the jig.

         We are seeking to sell the jig technology or license it to others who have adequate resources to complete development of the jig, establish marketing and distribution channels and initiate manufacturing. At the same time, we are seeking special project work where the jig may be utilized profitably.


Subsidiaries.
-------------

         Altair Nanotechnologies Inc. was incorporated under the laws of the province of Ontario, Canada in April 1973 under the name Diversified Mines Limited, which was subsequently changed to Tex-U.S. Oil & Gas Inc. in February 1981, then to Orex Resources Ltd. in November 1986, then to Carlin Gold Company Inc. in July 1988, then to Altair International Gold Inc. in March 1994, then to Altair International Inc. in November 1996 and then to Altair Nanotechnologies Inc. in July 2002. In July 2002, Altair Nanotechnologies Inc. redomesticated from the Ontario Business Corporations Act to Canada's federal corporate statutes, the Canada Business Corporations Act.

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

         Government Regulation.
         ----------------------

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

         Environmental Regulation and Liability.
         ---------------------------------------

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

Employees.
----------

         The business of Altair is currently managed by Dr. William P. Long, Chief Executive Officer of the Company, Dr. Rudi E. Moerck, President of the Company and Mr. C. Patrick Costin, Vice President of the Company and President of MRS and Fine Gold. In addition, we employ a Chief Financial Officer and 20 additional employees. Aside from Dr. Long, Mr. Costin and the Chief Financial Officer, we have no employment agreements with any of our personnel.

         We do not anticipate that the number of Company employees will significantly increase until we have sufficient sales and business activity to warrant it.


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

         Our common shares are quoted on the Nasdaq SmallCap Market. Reports, proxy statements and other information concerning Altair can be inspected and copied at the Public Reference Room of the National Association of Securities Dealers, 1735 K Street, N.W., Washington, D.C. 20006.

Enforceability of Civil Liabilities Against Foreign Persons.
------------------------------------------------------------

         We are a Canadian corporation, and a majority of our directors are residents of Canada. In addition, certain of our experts (including Canadian legal counsel) are located in Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the United States securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against Altair or its directors, officers or experts predicated upon United States securities laws.

Glossary of Terms.
------------------

         Anatase means one of three naturally occurring mineral phases of titanium dioxide (along with rutile and brookite). Anatase particles have a tetragonal crystal structure.

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

         Rutile means one of three naturally occurring mineral phases of titanium dioxide (along with anatase and brookite). Rutile particles have a tetragonal crystal structure.

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

         Yttrium is an element on the periodic table.

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

Factors that May Affect Future Results.
---------------------------------------


We have not generated any substantial operating revenues and may not ever generate substantial revenues.
--------------------------------------------------------------------------------
         To date, we have not generated substantial revenues from operations. We have generated $268,041 of revenues from our titanium processing technology and $28,270 from use of the jig in consulting contracts. We have not completed exploration of the Tennessee mineral property. We can provide no assurance that we will ever generate revenues from the Tennessee mineral property or that we will generate substantial revenues from the titanium processing technology and the jig.

We may continue to experience significant losses from operations.
--------------------------------------------------------------------------------
         We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 2001 were $6,021,532 and our losses from operations in 2002 were $8,771,378. Although we have made projections of possible one-time profitability during 2003, such projections are based solely on an expectation that we will enter into a license agreement with respect to our new RenaZorb(TM) product and that such license agreement will include, among other things, a one-time up-front multi-million dollar payment. We may not enter into any such license agreement, or such license agreement may not involve any significant up-front payments. Even if we do receive a significant up-front payment during 2003 and achieve one-time profitability, we will thereafter experience a net operating loss until, and if, the titanium processing technology, the jig and/or the Tennessee mineral property begin generating significant, sustained revenues. Even if any or all such products or projects begin generating significant, sustained revenues, the revenues may not exceed our costs of production and operating expenses.

We may not be able to raise sufficient capital to meet future obligations.
--------------------------------------------------------------------------------
         As of December 31, 2002, we had $244,681 in cash, and a working capital deficit of $204,365. Although we have raised additional capital since December 31, 2002, we do not expect that this capital, when combined with projected revenues from nanoparticle sales, will be sufficient to fund our ongoing operations. Accordingly, we will need to raise significant amounts of additional capital in the future in order to sustain our ongoing operations and continue the testing and additional development work necessary to place the titanium processing technology into continuous operation. In addition, we will need additional capital for exploration of the Tennessee mineral property. If we determine to construct and operate a mine on the Tennessee mineral property, we will need to obtain a significant amount of additional capital to complete construction of the mine and commence operations.

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

We have a substantial number of warrants, options and other convertible securities outstanding and may issue a significant number of additional shares upon exercise or conversion thereof.
--------------------------------------------------------------------------------
         As of December 31, 2002, there were outstanding warrants to purchase up to 9,170,171 common shares at a weighted average exercise price of $1.92 per share and options to purchase up to 4,061,700 common shares at a weighted average exercise price of $3.83 per share. The existence of such warrants and options may hinder future equity offerings, and the exercise of such warrants and options may further dilute the interests of all shareholders. Future resale of the common shares issuable on the exercise of such warrants and options may have an adverse effect on the prevailing market price of the common shares.

         In addition, we have issued a Second Amended and Restated Secured Term Note. Under the Second Amended and Restated Secured Term Note, a conversion right with respect to $280,000 of principal accrues on each of March 1, 2003, June 1, 2003, September 1, 2003, December 1, 2003 and March 1, 2004. If the amount that would be subject to a conversion right is prepaid prior to the date of accrual, such conversion right does not accrue. Once a conversion right has accrued, the principal amount subject to that conversion right cannot be prepaid unless all principal amounts not subject to a conversion right have been prepaid in full. Each conversion right gives the holder the right to convert the subject principal amount into common shares at a conversion price equal to the lesser of
(a) $1.00 per share and (b) 70% of the average of the closing price of our common shares for the five trading days ending on the trading day immediately preceding the date on which that conversion right accrued.

         In order to illustrate the relationship between the market price of our common shares and the issuance of common shares upon the exercise of conversion rights that may accrue under the Second Amended and Restated Secured Term Note, the following table sets forth how many additional common shares would be issued upon the exercise of such conversion rights if such conversion rights accrue and the average of the closing price of our common stock for the five trading days ending on the day before each conversion right accrues are (a) $1.43 or greater,
(b) $0.50 per share, (c) $0.25 per share, and (d) $0.10 per share. Such prices are selected for illustration purposes only and do not reflect our actual estimate of the average of the closing price of our common stock for any particular period.


                                          $1.43 or         $0.50           $0.25             $0.10
                                           Greater
                Shares Issuable(1)        1,400,000      4,000,000       8,000,000        20,000,000

      Percentage of Outstanding(2)
                     Common Shares          4.4%           11.7%           20.9%             39.8%


         (1) Assumes that shareholder approval is obtained for the transaction in which we issued the Second Amended and Restated Secured Term Note and all related transactions, that no principal is prepaid, that all conversion rights accrue and are exercised at the same time and that no default occurs and that no penalties or premiums are required to be paid.

         (2) Represents percentage of outstanding common shares following exchange assuming the 30,244,348 common shares outstanding on December 31, 2002 are outstanding on the date of conversion.

         The potential accrual of such conversion rights may hinder future equity offerings, and the exercise of any conversion rights that accrue may further dilute the interests of all shareholders. The sale in the open market of common shares issuable upon the exercise of conversion rights may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of conversion rights and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

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

We have pledged substantial assets to secure the Second Amended and Restated Secured Term Note.
--------------------------------------------------------------------------------
         We have pledged all of the intellectual property, fixed assets and common stock of Altair Nanomaterials, Inc., our second-tier wholly-owned subsidiary, to secure repayment of a Second Amended and Restated Secured Term Note with a face value of $1,400,000 and a due date of March 31, 2004. Altair

Nanomaterials, Inc. owns and operates the titanium processing technology we acquired from BHP in 1999. The Second Amended and Restated Secured Term Note is also secured by a pledge of the common stock and leasehold assets of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. If we default on the Second Amended and Restated Secured Term Note, severe remedies will be available to the holder of the Second Amended and Restated Secured Term Note, including immediate seizure and disposition of all pledged assets.

We have issued a $3,000,000 note to secure the purchase of the land and the building where our titanium processing assets are located.
--------------------------------------------------------------------------------
         In August 2002, we entered into a purchase and sale agreement with BHP Minerals International Inc. to purchase the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3,000,000, at an interest rate of 7%, secured by the property we acquired. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010. If we fail to make the required payments on the note, BHP has the right to foreclose and take the property. If this should occur, we would be required to relocate our titanium processing assets and offices, causing a significant disruption in our business.

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

Certain of our experts and directors reside in Canada and may be able to avoid civil liability.
--------------------------------------------------------------------------------
         We are a Canadian corporation, and a majority of our directors and our Canadian legal counsel are residents of Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the United States securities laws. It is uncertain whether Canadian courts would (i) enforce judgments of United States courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of United States securities laws or (ii) impose liability in original actions against Altair or its directors, officers or experts predicated upon United States securities laws.

We are dependent on key personnel.
--------------------------------------------------------------------------------
         Our continued success will depend to a significant extent on the services of Dr. William P. Long, our Chief Executive Officer, Dr. Rudi Moerck, our President, and Mr. C. Patrick Costin, our Vice President and President of Fine Gold and MRS. The loss or unavailability of Dr. Long, Dr. Moerck or Mr. Costin could have a material adverse effect on us. We do not carry key man insurance on the lives of Dr. Long, Dr. Moerck or Mr. Costin.

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

The market price of our common shares is extremely volatile.
--------------------------------------------------------------------------------
         Our common shares are listed on the Nasdaq SmallCap Market. Trading in our common shares has been characterized by a high degree of volatility. Trading in our common shares may continue to be characterized by extreme volatility for numerous reasons, including the following:

         o Uncertainty regarding the viability of the titanium processing technology, the jig or the Tennessee mineral property;
         o Dominance of trading in our common shares by a small number of firms;
         o   Positive or negative announcements by us or our competitors;
         o Uncertainty regarding our ability to maintain our listing on the Nasdaq SmallCap Market and/or continue as a going concern;
         o Industry trends, general economic conditions in the United States or elsewhere, or the general markets for equity securities, minerals, or commodities; and
         o Speculation by short sellers of our common shares or other persons who stand to profit from a rapid increase or decrease in the price of our common shares.

We may be delisted from the Nasdaq SmallCap Market.
--------------------------------------------------------------------------------
         Our listing on the Nasdaq SmallCap Market is conditioned upon our compliance with the NASD's continued listing requirements for such market by June 2003, including the $1.00 per share minimum bid requirement. If the market price for our common shares has not increased to $1.00 per share for at least 10 consecutive days by June 2003, we expect to be delisted from the Nasdaq SmallCap Market. The Staff of Nasdaq has indicated that it may submit to the SEC a proposed rule or policy change which, if approved by the SEC, could lead to an additional 180 day extension beyond June 2003 in order to meet the $1.00 per share minimum bid requirement; however, even if such change were to be approved, we would not likely be eligible for such additional 180 extension unless our we had a minimum stockholders' equity balance of $5,000,000 in June 2003. We presently do not have a stockholders' equity balance of $5,000,000 and, absent a significant infusion of capital, do not expect to have such a balance in June 2003. Delisting from the Nasdaq SmallCap Market may have a significant negative impact on the trading price, volume and marketability of our common shares.

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

We may be unable to exploit the potential pharmaceutical application of our titanium processing technology.
--------------------------------------------------------------------------------
         We do not have the technical or financial resources to complete development of, and take to market, any pharmaceutical application of our titanium processing technology. In order for Altair to get any significant, long-term benefit from any potential pharmaceutical application of our technologies, the following must occur:

         o we must enter into an evaluation license or similar agreement with an existing pharmaceutical company under which such company would pay a fee for the right to evaluate a pharmaceutical use of our technology for a specific period of time and for an option to purchase or receive a license for such use of our technology;

         o tests conducted by such pharmaceutical company would have to indicate that the pharmaceutical use of our technology is safe, technically viable and financially viable;

         o such pharmaceutical company would have to apply for and obtain FDA approval of the pharmaceutical use of our technology, or any related products, which would involve extensive additional testing; and

         o such pharmaceutical company would have to successfully market the product incorporating our technology.

Although we may receive some significant one-time payments in various stages of the testing and evaluation of the pharmaceutical application of our technology, we are not expecting to receive significant ongoing revenue unless and until an end product incorporating the technology goes to market.

We may not be able to license our technology for titanium dioxide pigment production.
--------------------------------------------------------------------------------
         Because of our relatively small size and limited resources, we do not plan to use our titanium processing technology for large-scale production of titanium dioxide pigments; we have, however, entered into discussions with various minerals and materials companies about licensing our technology to such entities for large-scale production of titanium dioxide pigments. We have not entered into any long-term licensing agreements with respect to the use of our titanium processing technology for large-scale production of titanium dioxide pigments and can provide no assurance that we will be able to enter into any such an agreement. Even if we enter into such agreement, we would not receive significant revenues from such license until feasibility testing is complete and, if the results of feasibility testing were negative, would not receive significant revenues at any time.

We may not be able to sell nanoparticles produced using the titanium processing technology.
--------------------------------------------------------------------------------
         We plan to use the titanium processing technology to produce titanium dioxide nanoparticles. Titanium dioxide nanoparticles and other products we intend to initially produce with the titanium processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the titanium processing technology and titanium processing equipment for various reasons, including the following:

         o we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;

         o potential customers may purchase from competitors because of perceived or actual quality or compatibility differences

         o our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

         o   because of our limited  funding,  we may be unable to continue  our
             development   efforts  until  a  strong  market  for  nanoparticles
             develops.

         In addition, the uses for such nanoparticles are limited, and the market for such nanoparticles is small. In light of the small size of the market, the addition of a single manufacturer may cause the price to drop to a point at which we cannot produce the nanoparticles at a profit.

Our costs of production may be too high to permit profitability.
--------------------------------------------------------------------------------
         We have not produced any mineral products using our titanium processing technology and equipment on a commercial basis. Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, competitors may be able to sell titanium dioxide and other products at a lower price than is economical for Altair.

         In addition, even if our initial costs are as anticipated, the titanium processing equipment may break down, prove unreliable or prove inefficient in a commercial setting. If so, related costs, delays and related problems may cause production of titanium dioxide nanoparticles and related products to be unprofitable.

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

We have suspended examining the feasibility of mining the Tennessee mineral property and may not have working capital sufficient to again continue testing efforts.
--------------------------------------------------------------------------------
         Due to a shortage of working capital, we have suspended feasibility testing of the Tennessee mineral property. We do not expect to obtain an amount of working capital sufficient to again start feasibility testing of the Tennessee mineral property in the foreseeable future.

         Even if we again commence feasibility testing on the Tennessee mineral property, we are unable to provide any assurance that mining of the Tennessee mineral property is feasible or to identify all processes that we would need to complete before we could commence a mining operation on the Tennessee mineral property. To the extent early feasibility testing yields positive results, we expect feasibility testing to involve, among other things, the following:

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

         On August 8, 2002, we entered into a purchase and sale agreement with BHP wherein we purchased the land, building and fixtures at 204 Edison Way, Reno, Nevada 89502, where our titanium processing assets are located. The building contains approximately 80,000 square feet of production, laboratory, testing and office space. Upon completion of the purchase transaction, we vacated 5,700 square feet of leased office space at 230 South Rock Boulevard, Suite 21, Reno, Nevada which had been leased on a month-to-month basis, and relocated the employees that had occupied that office to the 204 Edison Way building.

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

         The Tennessee mineral property consists of approximately 8,700 acres of real property located near Camden, Tennessee, which MRS leases from multiple owners of the real property. Such leases grant MRS certain exclusive rights, including the right to explore, test, mine, extract, process, and sell any minerals or other materials found on the land, in exchange for the payment of minimum annual advanced royalty payments prior to commencement of production on the properties (or after commencement of production, to the extent production royalty payments do not equal nominal royalty payments) and, thereafter, production royalty payments in an amount equal to a percentage of the value of minerals mined and sold from the property. See the Notes to the Consolidated Financial Statements for information regarding present and future minimum advance royalty payments. The leases typically are for a minimum term of ten years, and may be extended indefinitely at MRS' option, provided Altair is actively conducting exploration, development, or mining operations. The leases are cancelable by MRS at any time, and are cancelable by the lessor in the event MRS breaches the terms of the lease. The minerals on the Tennessee mineral property have not yet proven to be a reserve, and our operations and proposed plan with respect to it are exploratory in nature. See "Item 1.
Business--Tennessee Mineral Property." The Tennessee mineral property is accessed by public roads and, to our knowledge, has not been used in prior mining operations.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of security holders during the fourth quarter of the 2002 fiscal year.


                                     PART II


Item 5.  Market for the Common Shares and Related Shareholder Matters


Market Price
------------

         Our common shares are traded on the Nasdaq SmallCap Market under the symbol "ALTI." The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported on our principal trading market at the time.


Fiscal Year Ended December 31, 2001                                 Low                High
                                                        ----------------    ----------------

         1st Quarter                                             $1.000              $3.406
         2nd Quarter                                             $1.969              $2.890
         3rd Quarter                                             $1.230              $2.710
         4th Quarter                                             $1.010              $1.790

Fiscal Year Ended December 31, 2002                                 Low                High
                                                        ----------------    ----------------

         1st Quarter                                             $0.750              $1.560
         2nd Quarter                                             $0.370              $1.140
         3rd Quarter                                             $0.300              $0.930
         4th Quarter                                             $0.450              $0.800

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions. The last sale price of our common shares, as reported on the Nasdaq National Market, on March 7, 2003 was $.39 per share.

Outstanding Shares and Number of Shareholders
---------------------------------------------

         As of March 7, 2003, the number of common shares outstanding was 30,799,492 held by 497 holders of record. In addition, as of the same date, we have reserved 4,991,700 common shares for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 9,157,671 common shares for issuance upon exercise of outstanding warrants.

Dividends
---------

         We have never declared or paid cash dividends on our common shares. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

         We have stock option plans administered by the Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. All option plans have been approved by security holders. We also have an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. The ESPP, which is a broadly-based plan open to all employees, has not been approved by shareholders. The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2002:


-----------------------------------------------------------------------------------------------------
                                       Number of                               Number of securities
                                   securities to be                           remaining available for
                                      issued upon        Weighted-average      future issuance under
                                      exercise of       exercise price of      equity compensation
                                      outstanding        outstanding            plans (excluding
                                   options, warrants   options, securities        reflected in
                                       and rights      warrants and rights        column (a))
          Plan Category                   (a)                  (b)                    (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans               4,061,700             $3.83                 930,000
approved by security holders
-----------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              None                 N/A                  338,450
-----------------------------------------------------------------------------------------------------
              Total                     4,061,700             $3.83                1,268,450
-----------------------------------------------------------------------------------------------------


Recent Sales of Unregistered Securities.
----------------------------------------

During the three-month period ended December 31, 2002, we offered and sold the following equity securities in private placements intended to be exempt from the registration requirements of the Securities Act and similar state securities laws:

Between October 4, 2002 and October 15, 2002, we sold 266,667 common shares and 266,670 warrants to purchase common shares to six accredited investors for net proceeds of $200,000. Each of these sales also included four options (for a total of 1,066,668 options), each option granting the investor the right to purchase the same quantity, and no less, of common shares and warrants at the same price as the initial placement. The options expire at staggered dates, the latest being April 15, 2003, and all of the options terminated if one of the options is permitted to expire without being exercised in full. Half of the warrants are exercisable at $1.25 and the other half are exercisable at $1.75. The warrants expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price equals or exceeds the exercise price by more than $2.00 for 10 days, whether or not consecutive. The target price is $3.25 for half of the warrants and $3.75 for the other half of the warrants. During the three-month period ended December 31, 2002, options were exercised for 133,333 common shares, resulting in net proceeds of $100,000. All remaining options have terminated because of the holders' failures to exercise an option prior to its expiration.

On November 21, 2002, we issued 1,500,000 common shares to Doral 18, LLC ("Doral") in exchange for a reduction of the principal amount owed to Doral under a term note. The principal amount was reduced from $2,000,000 to $1,400,000. We also issued to Doral a warrant for 750,000 common shares exercisable at $1.00 per share which expires on the earlier of November 21, 2007 or the 180th day following the date the closing price of our common shares equals or exceeds $3.00 for 5 consecutive days.

On November 26, 2002, we sold 1,562,500 common shares and 585,938 warrants to purchase common shares to six investors for net proceeds of $625,000. The warrants are exercisable at $1.00 and expire on the earlier of five years from the date of issue or, after one year from date of issue or anytime after the shares are registered, the 180th day following the date the closing price equals or exceeds $3.00 for 10 days, whether or not consecutive.

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

In addition to the sales of unregistered securities described above, we adopted the ESPP on August 6, 2002, which allows employees to purchase common shares through payroll deductions and registered the common shares issuable under the ESPP on a Registration Statement on From S-8. Through December 31, 2002, a total of 161,550 common shares were issued under the ESPP, resulting in proceeds of $92,183.


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

For the Year Ended December 31,                  2002           2001            2000            1999            1998
                                           ----------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

Revenues                                   $    253,495    $     42,816    $       --      $       --      $       --


Cost of sales                              $     93,583    $     18,175    $       --      $       --      $       --

Operating expenses                         $  8,016,623    $  6,046,173    $  6,647,367    $  3,729,534    $  3,842,441
Interest expense                           $  1,151,388    $  1,881,077    $    215,216    $      1,966    $    959,612
Interest income                            $     (2,105)   $   (148,980)   $    (83,440)   $   (134,811)   $   (335,037)
(Gain) loss on foreign exchange            $        835    $        402    $   (864,669)   $    160,619    $     17,109
Loss on extinguishment of debt             $    914,667    $       --      $       --      $       --      $       --
Gain on forgiveness of debt                $       --      $       --      $       --      $    (67,442)   $    (25,805)

Loss on redemption of convertible
   debentures                              $       --      $       --      $       --      $       --      $    193,256
Net Loss                                   $  9,921,496    $  7,754,031    $  5,914,474    $  3,689,866    $  4,651,576
Basic and diluted net loss per
     common share from operations          $       0.40    $       0.39    $       0.34    $       0.24    $       0.31

Cash dividends declared per
     common share                          $       --      $       --      $       --      $       --      $       --


Deficit, beginning of year                 $ 29,412,826    $ 21,606,378    $ 15,691,904    $ 12,002,038    $  7,350,462
Net loss                                      9,921,496       7,754,031       5,914,474       3,689,866       4,651,576
Preferential dividend                            48,666          52,417            --              --              --
                                           ----------------------------------------------------------------------------
Deficit, end of year                       $ 39,382,988    $ 29,412,826    $ 21,606,378    $ 15,691,904    $ 12,002,038
                                           ============================================================================

BALANCE SHEET DATA
Working capital                            $   (204,365)   $    (81,154)   $    234,714    $ (5,931,717)   $  3,008,789
Total assets                               $  8,914,405    $ 10,853,243    $ 16,651,770    $ 13,365,848    $  7,103,267
Long-term obligations                      $  3,905,040    $  1,462,060    $  2,689,493    $       --      $     31,091
Current liabilities                        $    604,503    $    714,689    $  3,741,366    $  7,578,083    $    222,431
Net shareholders' equity                   $  4,404,862    $  8,676,494    $ 10,220,911    $  5,787,765    $  6,849,745

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

        In 1996, we acquired all patent rights to the Campbell Centrifugal Jig, since modified and renamed the Altair Centrifugal Jig. Since April 1996, we have acquired mineral leaseholds on approximately 8,700 acres of land in Tennessee. A prefeasibility study issued in July 1998 confirmed the existence of heavy minerals and suggests that the property warrants further exploration. Based on the results of these independent studies, we initiated additional feasibility testing, but have since suspended such testing due to a shortage of working capital.

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

         The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. During 2002, our efforts were directed toward development of nanoparticle products, pharmaceutical products and titanium pigment production.


Liquidity and Capital Resources.
--------------------------------

         We generated sales revenues of $253,495 in 2002 but incurred a net loss of $9,921,496. At December 31, 2002, our accumulated deficit was $39,382,988, or an increase of $9,970,162 over the accumulated deficit at December 31, 2001. This increase was due to the net loss for the year and a preferential warrant dividend of $48,666 recorded in connection with the repricing of certain warrants during 2002.

         Our cash and short-term investments decreased from $599,884 at December 31, 2001 to $244,681 at December 31, 2002 due to the incurrence of operating costs and the lack of substantial revenues.

         Amendment To Note Purchase Agreement; Security Issuances. On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued an Asset-Backed Exchangeable term Note (the "2000 Note") and detachable warrants to purchase 350,000 common shares at $3.00 per share. The 2000 Note was in the principal amount of $7,000,000 with interest at a rate of 10% per annum. Net proceeds of $4 million from the 2000 Note were placed in a restricted bank account to secure a letter of credit and were scheduled to be released as principal payments were made. The 2000 Note was due and payable in full on December 15, 2003 and was secured by a pledge of the intellectual property and common stock of Altair Nanomaterials, Inc. and the common stock of Mineral Recovery Systems, Inc.

         During 2001, we made cash payments of principal and interest against the 2000 Note of $1,894,000 and $387,000, respectively, and paid $919,000 of principal and interest through the exchange of 824,800 shares of our common stock in accordance with the terms of the 2000 Note.

         On December 28, 2001, we entered into a Note Termination and Issuance Agreement with the investor. The 2000 Note was exchanged for a new note (the "2001 Note") having a face amount of $2,000,000. In addition, the letter of credit was terminated and $2,500,733 of restricted cash securing the letter of credit was paid to the investor. The 2001 Note had an interest rate of 11% per annum with interest payments due monthly. If interest was not paid, the investor automatically received the right to exchange (immediately or at any later date during the term) the monthly interest payment amount into common stock at a specified exchange price. The principal amount of the 2001 Note was due and payable on March 31, 2003. During 2002, a total of $215,808 in accrued interest was exchanged for an aggregate of 299,304 common shares.

         In November 2002, we entered into a Note Amendment Agreement with the investor pursuant to which the $2,000,000 2001 Note was terminated in exchange for our issuance of 1,500,000 common shares and a $1,400,000 Second Amended and Restated Secured Term Note (the "2002 Note"). We also issued to the investor a warrant for 750,000 common shares exercisable at $1.00 per share during a five-year term in exchange for the investor's agreement to extend the due date of the 2002 Note to March 31, 2004 and eliminate certain restrictive covenants. The 2002 Note has an interest rate of 11% with the interest payable monthly in cash. The principal amount may be prepaid at any time with a 5% prepayment penalty. Under the terms of the 2002 Note, a conversion right with respect to $280,000 of principal accrues on each of March 1, 2003, June 1, 2003, September 1, 2003, December 1, 2003 and March 1, 2004. If the amount that would be subject to a conversion right is prepaid prior to the date of accrual, such conversion right does not accrue. Once a conversion right has accrued, the principal amount subject to that conversion right cannot be prepaid unless all principal amounts not subject to a conversion right have been prepaid in full. Each conversion right gives the investor the right to convert the subject principal amount into common shares at a conversion price equal to the lesser of (a) $1.00 per share and (b) 70% of the average of the closing price of our common shares for the five trading days ending on the trading day immediately preceding the date on which that conversion right accrued.

         The 2002 Note is secured by a pledge of the equipment, intellectual property and common stock of Altair Nanomaterials Inc., which holds the titanium processing technology and titanium processing assets, and by a pledge of the leasehold interest in mineral deposits and common stock of Mineral Recovery Systems, Inc.

         During 2002, we sold 4,903,093 common shares together with 3,584,334 warrants in private placements for gross proceeds of $3,335,122. The warrants are exercisable at prices ranging from $1.00 to $2.50 and expire on the earlier of five years from the date of issue or on specified dates after the closing price equals or exceeds prices ranging from $2.50 to $5.50. In addition, 286,169 previously issued warrants were exercised during 2002, resulting in net proceeds to us of $300,477.

         Capital Commitments. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments, facilities lease payments and contractual service agreements, and the periods in which payments are due as of December 31, 2002:

                                                Less Than                               After
Contractual Obligations            Total         1 Year      1-3 Years    4-5 Years    5 Years
                                 ----------    ----------   ----------   ----------   ----------
Notes Payable                    $4,400,000*   $1,120,000   $  280,000   $1,200,000   $1,800,000

Mineral Leases                    1,135,021       147,467      452,868      392,055      142,631

Contractual Service Agreements      423,080       260,580      100,000       62,500         --
                                 ----------    ----------   ----------   ----------   ----------
Total Contractual Obligations    $5,958,101    $1,528,047   $  832,868   $1,654,555   $1,942,631

                                 ==========    ==========   ==========   ==========   ==========

* Before discount of $494,960.


         Current and Expected Liquidity. At December 31, 2002, we had cash and cash equivalents of $244,681, an amount sufficient to fund our basic operations through January 31, 2003. From December 31, 2002 through the date of this report, we received cash from product sales, collection of accounts receivable, and commitments for external funding in an amount sufficient to fund our operations through April 30, 2003. After that date, we will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property.

         In light of the decreasing price of, and limited market for, our common shares, our ability to continue to fund our operations primarily through sales of securities is limited, although we expect to generate some funds through offerings of our common stock and warrants to purchase our common stock, and additional exercises of outstanding warrants, during 2003. We also expect to generate limited revenues from the sales of nanoparticle products and fees generated from development and testing services provided to potential licensors of our titanium processing technology. As of March 7, 2003, we have no commitments to provide additional financing for periods after April 30, 2003, to purchase titanium dioxide nanoparticles or to license our titanium processing technology.

         We also expect to generate revenues through the licensing of our titanium processing technology, specifically the pharmaceutical application of the technology (i.e. RenaZorb(TM)) and the application of our technology for large-scale titanium pigment production. With respect to large-scale titanium pigment production, Altair has completed initial testing for a materials company and has submitted a phase-two proposal for the economic evaluation of a demonstration titanium dioxide pigment plant that could be expanded to a full-scale plant with production capabilities of between 10-20 metric tons of titanium dioxide pigment per year. If the phase-two proposal is accepted in some form, Altair would expect to generate limited revenues in 2003 (but not sufficient to cover monthly operating expenses) in exchange for the testing and development work associated with the evaluation of a demonstration titanium dioxide plant. A licensing agreement associated with a full-scale plant would be expected to generate significant revenues in the long-term, but significant up-front revenues from such an agreement are unlikely.

         With respect to RenaZorb(TM), testing of this product using animals was initiated in late 2002 and is expected to be completed during the first quarter of 2003. Assuming that, consistent with the initial partial-results we have received, such tests demonstrate the therapeutic potential of RenaZorb(TM) in animal testing, we expect to be able to negotiate a license agreement with one or more pharmaceutical companies during the first six months of 2003. Altair is uncertain what the terms of such license agreement would be, but pharmaceutical license agreements often involve up front or staged payments, in addition to royalties once the drug is approved by the FDA and marketed. Based on our understanding of terms of license agreements under similar circumstances, we believe that up-front or early stage payments associated with such a license agreement may be large enough to provide liquidity for Altair throughout 2003, and even permit Altair to report one-time profitability during 2003. We can, however, provide no assurance that we will enter into such a license agreement or that such license agreement would involve any significant up-front payments. If we are unable to enter into a license agreement with respect to RenaZorb(TM) or another product during the first six months of 2003 (or otherwise consummate a significant licensing or sale transaction), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

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

o Long-lived assets. Our long-lived assets consist principally of titanium processing assets, the intellectual property (patents and patent applications) associated with it, and a building. At December 31, 2002, the carrying value of these assets was $8,475,732, or 94% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

o Stock-Based Compensation. We have two stock option plans which provide for the issuance of stock options to employees and service providers. Although Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

Results of Operations.
----------------------

         Operating losses totaled $9,921,496 ($0.40 per share) for the 2002 fiscal year, $7,754,031 ($0.39 per share) for the 2001 fiscal year, and $5,914,474 ($0.34 per share) for the 2000 fiscal year. Principal factors contributing to the losses during these periods were the lack of substantial revenues coupled with the incurrence of operating expenses.

Fiscal Year 2002 vs. 2001

         During 2002, we generated $134,925 of revenues through sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and other materials. Titanium dioxide nanoparticle sales included $62,073 sold to a customer for use in commercial thermal spray applications. Revenues also included $90,300 earned under a services agreement entered into with a materials company in September 2002. Under the terms of the agreement, we are testing the materials company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. The testing is being conducted over a five-month period and will generate total revenues of approximately $100,000. Also included in revenues in 2002 was $28,270 earned from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste, and $40,972 of previously deferred revenues for which product shipments were made and received by the customer in 2002.

         During 2002, we suffered from a shortage of working capital which forced us to reassess planned expenditures for our development projects. We elected to concentrate our resources on the development of the titanium processing technology and suspend development work on the Tennessee mineral property and jig. We are currently making only minimal expenditures on the Tennessee mineral property. As a result of this, expenditures for mineral exploration and development have decreased from $930,777 in 2001 to $598,977 in 2002. This reduced level of expenditures will continue until we have adequate working capital available to resume development. At present, we are unable to determine a date when this may occur.

         During 2002, our research and development ("R&D") efforts were directed toward pharmaceuticals, the titanium pigment process, batteries, catalysts, thermal spray coatings and fuel cells. R&D expense increased from $559,454 in 2001 to $587,137 in 2002, primarily as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on construction projects and administrative and general activities.

         Professional services, which consist principally of legal, consulting and audit expenses, increased from $593,088 in 2001 to $712,530 in 2002. Consulting expenses increased from $238,000 in 2001 to $347,000 in 2002, primarily as a result of our efforts to locate and secure additional financing. Legal fees increased from $197,000 in 2001 to $235,000 in 2002, primarily as a result of the preparation of regulatory filings and other documents associated with financing activities and costs associated with patent applications. These increases were partially offset by a decrease in audit expenses of $27,000.

         During 2002, we reduced our general and administrative expenses as much as possible in order to conserve cash. As a result, these expenses decreased by $464,331 to $2,360,315 in 2002, compared to $2,824,646 in 2001. The major components of general and administrative expenses that decreased in 2002 were:

o        Investor  relations  -  these  expenses  decreased  by  $283,000  (from
         $336,000 to $53,000) due to a significant reduction in investor relations programs.
o Rents - Our purchase of the building that we previously rented at 204 Edison Way in Reno, Nevada, and the relocation of staff from rented office space to the purchased building resulted in a reduction of rents expense by $67,000 (from $274,000 to $207,000).
o Sample costs - these decreased by $64,000 (from $173,000 to $109,000) due to the purchase of raw materials in bulk quantities as opposed to smaller lots, and less labor being required in sample production.
o Bank charges - these decreased by $28,000 (from $34,000 to $6,000) due to a decrease in fees for a letter of credit associated with a term note. The letter of credit was terminated in 2001.
o        Stock options  expense - this  decreased by $105,000  (from $105,000 to zero) due to a reduction in options granted.
o Other - expenses for such items as tools, operating supplies, laboratory supplies and temporary labor decreased by $138,000 (from $459,000 to $321,000) as a result of our efforts to reduce costs.

         These decreases were partially offset by an increase in property taxes of $87,000 (from $1,000 to $88,000), and an increase in property and liability insurance expenses of $47,000 (from $96,000 to $143,000). In addition, salary expense increased by $84,000 (from $1,143,000 to $1,227,000) due to a payment in connection with an employment agreement.

         In November 2002, we entered into a note amendment agreement with an investor who held a $2,000,000 term note issued by us in December 2001. In accordance with the terms of the note amendment agreement, we issued to the investor 1,500,000 common shares and a warrant for 750,000 common shares in return for a reduction in the principal balance of the note by $600,000 and changes to certain terms contained in the prior note. We then issued to the investor an amended term note in the amount of $1,400,000. Under generally accepted accounting principles, the transaction is recorded as an extinguishment of debt and the issuance of a new note. Accordingly, costs associated with the issuance of the 1,500,000 common shares and warrant for 750,000 common shares, together with the write off of costs incurred in the issuance of the prior note, have been recorded as a loss on extinguishment of debt in the amount of $914,667.

         During the second quarter of 2002, due to a shortage of cash, we elected to reduce expenditures on the Tennessee mineral property to a minimal amount. As a result of this, development activities have been delayed, including our intended use of the jig to enhance the recovery of heavy minerals on the property. Since we cannot determine when adequate funds will be available to further develop and utilize the jig, we have recorded an impairment of jig assets in the amount of $2,759,956. This impairment charge had the effect of reducing the jig assets' depreciable balance to zero, thereby terminating further depreciation charges. As a result, depreciation and amortization expense decreased by $140,500 to $997,708 in 2002 compared to $1,138,208 for 2001.

         Interest expense decreased from $1,881,077 in 2001 to $1,151,388 in 2002 due principally to a reduction in the balance of our term note for much of the year 2002.

         During most of 2001, we had a restricted cash balance associated with the term note of between $2,500,000 and $4,000,000 that was earning interest income. In December 2001, we terminated the term note, transferred the restricted cash to the holder of the note and issued a new term note in a lesser amount. As a result of this, cash balances available for investment were significantly reduced during 2002 and interest income declined from $148,980 in 2001 to $2,105 in 2002.

         There are several recent pronouncements of the Financial Accounting Standards Board that have or may have an effect on our reported results of operations. See Note 2 of Notes to the Consolidated Financial Statements in Item 8 for a discussion of these pronouncements.

Fiscal Year 2001 vs. 2000

         During 2001, we generated $42,816 of revenues through sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and other materials. Titanium dioxide nanoparticle sales represented 70% of revenues during 2001 with the primary application for this product being thermal spray coatings. Sales revenues in 2001 included $16,985 of previously deferred revenues for which product shipments were made in 2001.

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

         Professional services increased from $366,275 in 2000 to $593,088 in 2001. In the first quarter of 2001, we hired new auditors to audit our financial statements. As a result of this, our audit fees increased from $26,000 in 2000 to $157,000 in 2001. We also experienced an increase in legal fees from $176,000 in 2000 to $198,000 in 2001, primarily as a result of preparation of regulatory filings and other documents associated with financing activities. Consulting expenses increased from $164,000 in 2000 to $238,000 in 2001, also as a result of financing activities.

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

         On December 15, 2000, we and an investor entered into a Securities Purchase Agreement pursuant to which we issued to the investor the 2000 Note and a Warrant to purchase 350,000 common shares at an initial exercise price of $3.00 at any time on or before December 15, 2005 (the "Warrant"). The 2000 Note, Warrant and related rights were sold to the investor in exchange for $7,000,000 (less financing fees). Proceeds from the 2000 Note were allocated between the 2000 Note and the Warrant; the portion allocated to the Warrant resulted in a discount on the 2000 Note which was being accreted to interest expense over the term of the 2000 Note. Interest expense for 2001 was $1,881,077, compared to interest expense of $215,216 in 2000. The increase results from interest expense of $805,000 on the 2000 Note, amortization of the Warrant discount of $403,000, amortization of debt issue costs of $100,000 and interest related to the issuance of common shares as payment of principal and interest on the 2000 Note of $301,000. In addition to this, interest expense of $240,000 was incurred related to the estimated fair value of warrants issued to the investor in exchange for the waiver of penalties that would have accrued due to late effectiveness of the registration statement associated with the 2000 Note and modification to the 2000 Note terms involving the redemption of exchange amounts. At the same time, interest income increased in 2001 over 2000 due to interest earned on the proceeds received from the 2000 Note.

         The purchase price for the titanium processing technology that we acquired from BHP was stated in Australian dollars and was payable in installments through August 2000. During 2000, the United States dollar strengthened against the Australian dollar resulting in a gain on foreign exchange of $864,000.

Carrying Value of Assets

         We have recorded our investments in the titanium processing technology and titanium processing assets at actual cost. We depreciate such assets using the straight-line method over their estimated useful life. The asset carrying value is the actual cost less accumulated depreciation. We assess the carrying values of these assets on a quarterly basis by comparing the projected undiscounted cash flows to be generated by the assets to the carrying costs of the assets. In order to determine the projected cash flows related to these assets, we use the information and feedback obtained from prospective customers together with general information as to product markets, competitive forces and our production capability to arrive at assumptions with respect to sales volumes and pricing. We next estimate costs of sales based on engineering analysis and actual experience. Operating margins are then calculated based on these assumptions and compared to the carrying cost of the assets. Delays in revenue generation may make the recoverability of our assets less likely.

         When we acquired the titanium processing technology and titanium processing assets from BHP, the core technology for producing titanium dioxide nanoparticles was completely developed, a pilot plant was under construction, and we believed the titanium processing technology and titanium processing assets had near-term commercial value. We expected to complete the pilot plant as a processing facility and begin generating sales revenues through nanoparticle product sales in 2000. We completed construction of the processing facility, made a single small sale of nanoparticles in 2000, sold $42,816 of nanoparticles in 2001 and sold $134,925 of nanoparticles in 2002, $62,073 of which were sold for use in commercial thermal spray applications. In 2002, we also earned $90,300 under a services agreement entered into with a materials company. We are testing the materials company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. If the testing indicates that our technology has certain advantages with respect to cost, product quality and/or processing efficiencies, we expect to license it for use in the manufacture of titanium dioxide pigments. During 2002, we also initiated R&D work utilizing nanoparticles in the development of pharmaceuticals. We subsequently developed RenaZorb(TM) for the treatment of hyperphosphatemia in kidney dialysis patients. Testing of this product using animals was begun in late 2002 and we are currently seeking business relationships with pharmaceutical companies that can conduct additional testing and development, seek necessary FDA approvals and take the other steps necessary to bring the new product to market. If testing is successful, we expect to license RenaZorb(TM) to a pharmaceutical manufacturer. We presently estimate that cash flows from future nanoparticle sales and fees from licensing the titanium processing technology and RenaZorb(TM) will be in excess of the carrying value of the assets. However, the delay in sales, combined with cash outlays for construction and operation, has affected our current cash position and financing plans as more fully described in "Liquidity and Capital Resources" above.

         As discussed above in "Results of Operations - Fiscal Year 2002 vs. 2001", a cash shortage during 2002 required that we delay development of the Tennessee mineral property and jig. Since we could not determine when adequate funds would be available to further develop and utilize the jig, we recorded an impairment of jig assets in the amount of $2,759,956. This impairment charge had the effect of reducing the jig assets' carrying cost to zero.

Item 8.      Financial Statements and Supplementary Data.

         Supplementary Data. The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2001 and 2002 were derived from our unaudited quarterly consolidated financial statements filed by us with the SEC in our Quarterly Reports on Form 10-Q with respect to such periods (except for 4th quarter data which was determined by comparing annual financial data with 3rd quarter financial data).


                  Supplementary Financial Information by Quarter, 2002 and 2001
                                           (Unaudited)

                                     Quarter Ended  Quarter Ended   Quarter Ended   Quarter Ended
                                        March 31        June 30       September 30    December 31
Year Ended December 31, 2002:
   Sales                              $    48,937      $    4,734     $    45,089     $   154,735
   Gross Margin                       $    18,762      $    3,583     $    28,387     $   109,180
   Net Loss                           $ 1,679,531      $4,588,254     $ 1,531,005     $ 2,122,706
   Loss per Common Share: (1)
     Basic and Diluted                $      0.07      $     0.19     $      0.06     $      0.08

Year Ended December 31, 2001:
   Sales                                     None            None            None     $    42,816
   Gross Margin                              None            None            None     $    18,175
   Net Loss                           $ 1,903,774      $2,335,304     $ 1,600,556     $ 1,914,397
   Loss per Common Share: (1)
     Basic and Diluted                $      0.10      $     0.12     $      0.08     $      0.09

 (1) Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts does not necessarily equal the total for the year.


         Financial Statements. The financial statements required by this Item appear on pages F-1 through F-26 of this Form 10-K.

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


Item 14.     Controls and Procedures

a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed
                  ---------------

                  1. Financial Statements. The following Consolidated Financial Statements of the Company and Auditors' Report are filed as part of this Annual Report on Form 10-K:

    o        Independent Auditors' Report of Deloitte & Touche LLP

    o        Consolidated Balance Sheets, December 31, 2002 and 2001

    o Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2002 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2002

    o Consolidated Statements of Shareholders' Equity from April 9, 1973 (Date of Inception) to December 31, 2002

    o Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2002 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2002

    o        Notes to Consolidated Financial Statements


                  2. Financial Statement Schedule. Not applicable.

                  3. Exhibit List

Exhibit No.         Description                                       Incorporated by Reference/
                                                                      Filed Herewith (and Sequential Page #)


                                                                      Incorporated by reference to the Current
      3.1           Articles of Continuance                           Report on Form 8-K filed with the SEC on July
                                                                      18, 2002.


      3.2           Bylaw No. 1

                                                                      Incorporated by reference to the Current
                                                                      Report  on  Form 8-K filed with the SEC on
                                                                      July 18, 2002.


Exhibit No.         Description                                       Incorporated by Reference/
                                                                      Filed Herewith (and Sequential Page #)

                                                                      Incorporated by reference to Registration
      4.1           Form of Common Stock Certificate                  Statement on Form 10-SB filed with the
                                                                      Commission on November 25, 1996, File No.
                                                                      1-12497.
                                                                      Incorporated by reference to the Company's
                    Amended and Restated Shareholder Rights           Current Report on Form 8-K filed with the
      4.2           Plan dated October  15,  1999,  between the       Commission on November 19, 1999, File No.
                    Company and Equity Transfer Services, Inc.        1-12497.

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


     10.3           Altair International Inc. Stock Option Plan       Incorporated by reference to the Company's
                    adopted by shareholders on May 10, 1996           Registration Statement on Form S-8 filed with
                                                                      the Commission on July 11, 1997.

                    1998 Altair International Inc. Stock Option
     10.4           Plan adopted by Shareholders on June 11,          Incorporated by reference to the Company's
                    1998                                              Definitive Proxy Statement on Form 14A filed
                                                                      with the Commission on May 12, 1998.


                                                                      Incorporated by reference to the Company's
     10.5           2002 Employee Wage Stock Purchase Plan            Registration Statement on Form S-8, File No.
                                                                      333-99099, filed with the Commission on
                                                                      September 3, 2002.

                                                                      Incorporated by reference to the Company's
                                                                      Annual Report on Form 10-K filed with the
     10.6           Form of Mineral Lease                             Commission on March 31, 1998, as amended by
                                                                      Amendment No. 1 to Annual Report on Form
                                                                      10-K/A filed on May 15, 1998.

                                                                      Incorporated by reference to the Company's
     10.7           Purchase and Sale Agreement dated August 8,       Amendment No. 1 to Registration Statement on
                    2002 between the Company and BHP Minerals         Form S-2, File No. 333-102592, filed with the
                    International Inc. (re Edison Way property)       Commission on February 7, 2003.
                                                                      Incorporated by reference to the Company's
                                                                      Amendment No. 1 to Registration Statement on
     10.8           Installment Note dated August 8, 2002 (re         Form S-2, File No. 333-102592, filed with the
                    Edison Way property)                              Commission on February 7, 2003.


Exhibit No.         Description                                       Incorporated by Reference/
                                                                      Filed Herewith (and Sequential Page #)
     10.9           Trust Deed dated August 8, 2002 (re Edison        Incorporated by reference to the Company's
                    Way property)                                     Amendment No. 1 to Registration Statement on
                                                                      Form S-2, File No. 333-102592, filed with the
                                                                      Commission  on February 7, 2003.


     10.10          Note Amendment Agreement dated November 21,       Incorporated by reference to the Company's
                    2002                                              Current Report on Form 8-K filed with the
                                                                      Commission on November 27, 2002.


                    Second Amended and Restated Secured Term          Incorporated by reference to the Company's
     10.11          Note dated November 21, 2002                      Amendment No. 1 to Current Report on Form 8-K
                                                                      filed with the Commission on December 4, 2002,
                                                                      File No. 1-12497.

                    Stock Pledge Agreement dated December 15,         Incorporated by reference to the Company's
     10.12          2000 (Mineral Recovery Systems common             Current Report on Form 8-K filed with the
                    stock).                                           Commission on December 26, 2000.

                                                                      Incorporated by reference to the Company's
     10.13          Stock Pledge Agreement dated December 15,         Current Report on Form 8-K filed with the
                    2000 (Altair Technologies common stock).          Commission on December 26, 2000.


     10.14          First Amendment to Stock Pledge Agreement         Incorporated by reference to the Company's
                                                                      Current Report on Form 8-K filed with the SEC
                                                                      on January 4, 2002.


     23.1           Consent of Deloitte & Touche LLP                  Filed herewith.

      24            Powers of Attorney                                Included in the Signature Page hereof.

     99.1           Certification of Chief Executive Officer          Filed herewith

     99.2           Certification of Chief Financial Officer          Filed herewith

         (b)      Reports on Form 8-K
                  -------------------

         We filed a Current  Report on Form 8-K on November 27, 2002 in which we
(i) reported the partial prepayment and amendment of the $2,000,000 Secured Term Note dated December 28, 2001 and related transactions, (ii) filed, among other exhibits, an amended and restated note, and (iii) in order to satisfy certain requirements related to our listing on the Nasdaq SmallCap Market, provided a proforma balance sheet as of October 31, 2002 showing shareholders' equity in excess of $5 million.

         We filed a Current Report on Form 8-K/A on December 4, 2002 in order to file a second amended and restated note which superceded and replaced the first amended and restated note filed with the Form 8-K on November 27, 2002. The second amended and restated note contained a new provision regarding conversion rights of the holder, and a covenant by us to submit the second amended and restated note for approval by shareholders at the next annual meeting.

         (c) Exhibits

             Exhibits to this Report are attached following page F-26 hereof.

         (d) Financial Statement Schedule. Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

                              ALTAIR NANOTECHNOLOGIES INC.


                      By:       /s/ William P. Long
                          ----------------------------------------
                                    William P. Long,
                                    Chief Executive Officer

                      Date: March 14, 2003

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

          Signature                          Title                             Date
          ---------                          -----                             ----

/s/ William P. Long                   Chief Executive Officer and           March 14, 2003
---------------------------
    William P. Long                   Director (Principal Executive
                                      Officer)


/s/ Edward Dickinson                  Chief Financial Officer,              March 14, 2003
---------------------------
    Edward Dickinson                  Secretary and Director
                                      (Principal Financial and
                                      Accounting Officer)


/s/ James I. Golla                    Director                              March 14, 2003
---------------------------
    James I. Golla


/s/ George Hartman                    Director                              March 14, 2003
---------------------------
    George Hartman


/s/ Robert Sheldon                    Director                              March 14, 2003
---------------------------
    Robert Sheldon

                                 CERTIFICATIONS

I, William P. Long, certify that:

         1. I have reviewed this annual report on Form 10-K of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003            /s/ William P. Long
                               --------------------------------------------
                                    William P. Long, Chief Executive Officer

I, Edward Dickinson, certify that:

         1. I have reviewed this annual report on Form 10-K of Altair Nanotechnologies Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003          /s/ Edward Dickinson
                             ----------------------------------------------
                                  Edward Dickinson, Chief Financial Officer.

     Altair Nanotechnologies Inc.
     and Subsidiaries
     (An Exploration Stage Company)

     Consolidated Financial Statements as of December 31, 2002 and 2001 and for Each of the Three Years in the Period Ended December 31, 2002 and for the Period from April 9, 1973 (Date of Inception) to December 31, 2002 and Independent Auditors' Report

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)


TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                               Page

INDEPENDENT AUDITORS' REPORT                                                                                    F-1

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, December 31, 2002 and 2001                                                       F-2

  Consolidated  Statements  of  Operations  for Each of the  Three  Years in the
    Period Ended December 31, 2002 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2002                                                                    F-3

  Consolidated Statements of Shareholders' Equity for the Period from April 9, 1973
    (Date of Inception) to December 31, 2002                                                                F-4  - F-7

  Consolidated  Statements  of Cash  Flows  for Each of the  Three  Years in the
    Period Ended December 31, 2002 and for the Period from April 9, 1973
    (Date of Inception) to December 31, 2002                                                                F-8  - F-11

  Notes to Consolidated Financial Statements                                                                F-12 - F-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Altair Nanotechnologies Inc.
Reno, Nevada

We  have  audited  the  accompanying   consolidated  balance  sheets  of  Altair
Nanotechnologies Inc. (an exploration stage company) and subsidiaries (collectively referred to as the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, and for the period from April 9, 1973 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period from April 9, 1973 (date of inception) to December 31, 1997 were audited by other auditors whose report, dated February 17, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from April 9, 1973 (date of inception) through December 31, 1997 reflect a net loss of $7,350,462 of the related totals. The other auditors' report has been furnished to us and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from April 9, 1973 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is an exploration stage enterprise engaged principally in the business of developing and commercializing ceramic oxide nanoparticle products. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, because the Company is still in the exploration stage, there have been no adjustments to record potential impairments on long-term assets that are currently being developed.


/s/ DELOITTE & TOUCHE, LLP
    ----------------------
    Salt Lake City, Utah
    March 11, 2003


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Expressed in United States Dollars)
-------------------------------------------------------------------------------
ASSETS                                                                     2002           2001
                                                                     ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $  244,681    $    599,884
  Accounts receivable, net                                                132,859           4,154
  Other current assets                                                     22,598          29,497
                                                                     ------------    ------------
           Total current assets                                           400,138         633,535

PROPERTY, PLANT, AND EQUIPMENT, Net                                     7,349,818       5,987,950

PATENTS AND RELATED EXPENDITURES, Net                                   1,146,249       3,739,864

OTHER ASSETS                                                               18,200         491,894
                                                                     ------------    ------------
TOTAL ASSETS                                                         $  8,914,405    $ 10,853,243
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                             $    455,246    $    373,690
  Accrued liabilities                                                     149,257         154,715
  Loans payable--related parties                                             --           143,000
  Capital lease obligations--current portion                                 --             2,312
  Deferred revenue                                                           --            40,972
                                                                     ------------    ------------
           Total current liabilities                                      604,503         714,689
                                                                     ------------    ------------
NOTES PAYABLE, Long-term portion                                        3,905,040       1,462,060
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 6, 7, 8, 9, 10, and 11)

SHAREHOLDERS' EQUITY:
  Common stock, no par value, unlimited shares authorized;
    30,244,348 and 22,694,142 shares issued and outstanding
    at December 31, 2002 and 2001                                      43,787,850      38,089,320
  Deficit accumulated during the development stage                    (39,382,988)    (29,412,826)
                                                                     ------------    ------------
           Total shareholders' equity                                   4,404,862       8,676,494
                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  8,914,405    $ 10,853,243
                                                                     ============    ============


See notes to the consolidated financial statements.


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                 Period April 9,
                                                                                                  1973 (Date of
                                                             Year Ended December 31,              Inception) to
                                                 --------------------------------------------     December 31,
                                                      2002             2001            2000            2002
                                                 ------------    ------------    ------------    ------------
SALES                                            $    253,495    $     42,816    $       --       $   296,311
COST OF SALES                                          93,583          18,175            --           111,758
                                                 ------------    ------------    ------------    ------------
GROSS MARGIN                                          159,912          24,641            --           184,553
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Mineral exploration and development                 598,977         930,777       1,217,966       6,517,642
  Research and development                            587,137         559,454       1,555,472       3,716,096
  Professional services                               712,530         593,088         366,275       3,276,442
  General and administrative expenses               2,360,315       2,824,646       2,271,250      14,207,797
  Depreciation and amortization                       997,708       1,138,208       1,236,404       5,515,122
  Asset impairment                                  2,759,956            --              --         2,759,956
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                 8,016,623       6,046,173       6,647,367      35,993,055
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                7,856,711       6,021,532       6,647,367      35,808,502
                                                 ------------    ------------    ------------    ------------
OTHER EXPENSE (INCOME):
  Interest expense                                  1,151,388       1,881,077         215,216       4,535,339
  Interest income                                      (2,105)       (148,980)        (83,440)       (815,945)
  Loss (gain) on foreign exchange                         835             402        (864,669)       (557,942)
  Loss on extinguishment of debt                      914,667            --              --           914,667
  Gain on forgiveness of debt                            --              --              --          (795,972)
  Loss on redemption of convertible debentures           --              --              --           193,256
                                                 ------------    ------------    ------------    ------------
           Total other expense (income), net        2,064,785       1,732,499        (732,893)      3,473,403
                                                 ------------    ------------    ------------    ------------
NET LOSS                                            9,921,496       7,754,031       5,914,474      39,281,905

PREFERENTIAL WARRANT DIVIDEND                          48,666          52,417            --           101,083
                                                 ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO SHAREHOLDERS              $  9,970,162    $  7,806,448    $  5,914,474    $ 39,382,988
                                                 ============    ============    ============    ============
LOSS PER COMMON SHARE--Basic and diluted         $       0.40    $       0.39    $       0.34    $       4.82
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES--Basic and diluted         24,975,837      20,063,473      17,371,214       8,164,811
                                                 ============    ============    ============    ============

See notes to the consolidated financial statements.


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                  Deficit
                                                                                                Accumulated
                                                       Common Stock                 Stock        During the
                                                ------------------------         Subscription   Development
                                                   Shares       Amount           Receivable       Stage         Total
                                                ----------    ----------           ----------    ----------  ----------
APRIL 9, 1973 (DATE OF INCEPTION)                     --     $      --           $      --      $      --    $     --

Common stock issued                                101,668       387,073                --             --       387,073
Net loss                                              --            --                  --         (361,572)   (361,572)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1984                        101,668       387,073                --         (361,572)     25,501

Common stock issued                                 40,000       240,770                --             --       240,770
Common stock issued for management fees              1,280         7,004                --             --         7,004
Net loss                                              --            --                  --          (78,606)    (78,606)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1985                        142,948       634,847                --         (440,178)    194,669

Common stock issued for property                     3,333        18,058                --             --        18,058
Acquisition of subsidiary                          780,000        44,551                --             --        44,551
Common stock issued for underwriter bonus            4,000             1                --             --             1
Net loss                                              --            --                  --         (210,667)   (210,667)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1986                        930,281       697,457                --         (650,845)     46,612

Common stock issued for property                     6,667         8,027                --             --         8,027
Flow through shares                                298,650       463,301                --             --       463,301
Common stock issued for rights offering            257,822       253,947                --             --       253,947
Net loss                                              --            --                  --         (696,642)   (696,642)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1987                      1,493,420     1,422,732                --       (1,347,487)     75,245

Common stock issued for services                    16,667        14,592                --             --        14,592
Common stock issued                                 16,667        14,592                --             --        14,592
Common stock issued in settlement of debt          233,333        51,073                --             --        51,073
Net loss                                              --            --                  --         (149,316)   (149,316)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1988                      1,760,087     1,502,989                --       (1,496,803)      6,186

Common stock issued                                127,500        75,058                --             --        75,058
Common stock issued in settlement of lawsuit        41,667        22,800                --             --        22,800
Net loss                                              --            --                  --         (151,372)   (151,372)
                                                ----------    ----------           ----------    ----------  ----------
BALANCE,  DECEMBER 31, 1989                      1,929,254     1,600,847                --       (1,648,175)    (47,328)
                                                ----------    ----------           ----------    ----------  ----------

                                                                                                           (Continued)

                                      F-4


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Stock                 Stock        During the
                                                ------------------------       Subscription    Development
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
                                                                                                            (Continued)


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                   Deficit
                                                                                                  Accumulated
                                                          Common Stock               Stock        During the
                                                  --------------------------      Subscription    Development
                                                     Shares          Amount        Receivable        Stage          Total
                                                  ----------      ----------       --------     -----------      ----------

BALANCE,  DECEMBER 31, 1995                        8,497,849    $  4,216,414   $       --      $ (3,335,466)   $    880,948

Common stock issued                                  554,027       1,637,307           --              --         1,637,307
Exercise of stock options                            702,000         526,850           --              --           526,850
Exercise of stock warrants                         3,012,463       2,471,219           --              --         2,471,219
Stock options issued to non-employees                   --           285,503           --              --           285,503
Common stock issued for acquisition of TMI         1,919,957       2,521,469           --              --         2,521,469
Net loss                                                --              --             --        (1,032,903)     (1,032,903)
                                                  ----------      ----------       --------     -----------      ----------
BALANCE,  DECEMBER 31, 1996                       14,686,296      11,658,762           --        (4,368,369)      7,290,393

Exercise of stock options                            362,500       1,530,406           --              --         1,530,406
Stock options issued to non-employees                   --           528,555           --              --           528,555
Stock options issued to employees                       --            62,800           --              --            62,800
Exercise of stock warrants                           443,949       1,038,788           --              --         1,038,788
Net loss                                                --              --             --        (2,982,093)     (2,982,093)
                                                  ----------      ----------       --------     -----------      ----------
BALANCE,  DECEMBER 31, 1997                       15,492,745      14,819,311           --        (7,350,462)      7,468,849

Stock options issued to non-employees                   --           841,944           --              --           841,944
Stock options issued to employees                       --            15,420           --              --            15,420
Common stock cancelled                              (723,065)           --             --              --              --
Common stock issued for convertible debenture        387,735       3,061,444           --              --         3,061,444
Exercise of stock options                             17,500         113,664           --              --           113,664
Net loss                                                --              --             --        (4,651,576)     (4,651,576)
                                                  ----------      ----------       --------     -----------      ----------
BALANCE,  DECEMBER 31, 1998                       15,174,915      18,851,783           --       (12,002,038)      6,849,745

Stock options issued to non-employees                   --           765,386           --              --           765,386
Common stock issued                                  300,000       1,862,500           --              --         1,862,500
Net loss                                                --              --             --        (3,689,866)     (3,689,866)
                                                  ----------      ----------       --------     -----------      ----------
BALANCE,  DECEMBER 31, 1999                       15,474,915      21,479,669           --       (15,691,904)      5,787,765

Stock options issued to non-employees                   --           424,063           --              --           424,063
Stock subscription receivable                           --              --         (561,300)           --          (561,300)
Stock warrants issued                                   --         1,245,050           --              --         1,245,050
Exercise of stock options                             71,300         335,778           --              --           335,778
Common stock issued                                3,779,273       8,904,029           --              --         8,904,029
Net loss                                                --              --             --        (5,914,474)     (5,914,474)
                                                  ----------      ----------       --------     -----------      ----------
BALANCE,  DECEMBER 31, 2000                       19,325,488      32,388,589       (561,300)    (21,606,378)     10,220,911
                                                  ----------      ----------       --------     -----------      ----------

                                                                                                                (Continued)

                                      F-6


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                         Deficit
                                                                                       Accumulated
                                                Common Stock               Stock       During the
                                        ----------------------------    Subscription   Development
                                           Shares          Amount        Receivable       Stage            Total
                                        ------------    ------------   ------------    ------------    ------------
BALANCE,  DECEMBER 31, 2000               19,325,488    $ 32,388,589   $   (561,300)   $(21,606,378)   $ 10,220,911

Stock options issued to non-employees           --           158,089           --              --           158,089
Stock subscription receivable                   --              --          561,300            --           561,300
Stock warrants issued                           --           776,469           --              --           776,469
Preferential warrant dividend                   --            52,417           --           (52,417)           --
Shares issued for settlement of debt         824,800       1,220,423           --              --         1,220,423
Exercise of stock options                     65,000         130,000           --              --           130,000
Common stock expired                        (266,170)           --             --              --              --
Exercise of warrants                         713,333         713,333           --              --           713,333
Common stock issued                        2,031,691       2,650,000           --              --         2,650,000
Net loss                                        --              --             --        (7,754,031)     (7,754,031)
                                        ------------    ------------   ------------    ------------    ------------
BALANCE,  DECEMBER 31, 2001               22,694,142      38,089,320           --       (29,412,826)      8,676,494

Stock options issued to non-employees           --            27,601           --              --            27,601
Shares issued under Employee Stock
  Purchase Plan                              161,550          92,183           --              --            92,183
Stock warrants issued                           --           347,773           --              --           347,773
Preferential warrant dividend                   --            48,666           --           (48,666)           --
Shares issued for settlement of debt       1,500,090         975,000           --              --           975,000
Shares issued for interest                   299,304         292,208           --              --           292,208
Shares issued for services                   400,000         279,500           --              --           279,500
Exercise of warrants                         286,169         300,477           --              --           300,477
Common stock issued                        4,903,093       3,335,122           --              --         3,335,122
Net loss                                        --              --             --        (9,921,496)     (9,921,496)
                                        ------------    ------------   ------------    ------------    ------------

BALANCE,  DECEMBER 31, 2002               30,244,348    $ 43,787,850   $       --      $(39,382,988)   $  4,404,862
                                          ==========    ============   ============    ============    ============

                                                                                                        (Concluded)

See notes to consolidated financial statements.


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                           Period April 9,
                                                                                                           1973 (Date of
                                                                    Year Ended December 31,                Inception) to
                                                            --------------------------------------------    December 31,
                                                                2002           2001            2000            2002
                                                            ------------    ------------    ------------    ------------
CASH FLOWS FROM EXPLORATION ACTIVITIES:
  Net loss                                                  $ (9,921,496)   $ (7,754,031)   $ (5,914,474)   $(39,281,905)
  Adjustments to reconcile net loss to net cash used
    in exploration activities:
    Depreciation and amortization                                997,708       1,138,208       1,236,404       5,515,122
    Shares issued for services                                   203,500            --              --           303,426
    Shares issued for interest                                   292,208         819,755            --         1,116,035
    Issuance of stock options to non-employees                    27,601         158,089         424,063       3,031,141
    Issuance of stock options to employees                          --              --              --            78,220
    Issuance of stock warrants                                   108,556         396,123         420,182         924,861
    Amortization of discount on note payable                     384,616         403,021          12,052         799,689
    Amortization of debt issuance costs                          404,567         100,000            --           504,567
    Asset impairment                                           2,759,956            --              --         2,759,956
    Loss on extinguishment of debt                               914,667            --              --           914,667
    Loss on redemption of convertible debenture                     --              --              --           193,256
    Gain on forgiveness of debt                                     --              --              --          (795,972)
    Loss on disposal of fixed assets                                --              --              --             1,945
    Loss (gain) on foreign currency translation                     --               402        (864,669)       (559,179)
    Deferred financing costs written off                            --              --              --           515,842
    Changes in assets and liabilities (net of effects
      of acquisition):
      Restricted cash                                               --         4,000,000      (4,000,000)           --
      Accounts receivable                                       (128,705)         (4,154)           --          (132,859)
      Other current assets                                         6,899          18,170         990,579       1,712,000
      Other assets                                                (2,000)            886        (169,606)       (170,720)
      Accounts payable                                            81,556         369,763         (75,161)        340,747
      Accrued liabilities                                         (5,458)           --              --            (5,458)
      Deferred revenue                                           (40,972)        (16,985)         57,957            --
                                                            ------------    ------------    ------------    ------------

           Net cash used in exploration activities            (3,916,797)       (370,753)     (7,882,673)    (22,234,619)
                                                            ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Asset acquisition                                                 --              --              --        (2,422,417)
  Purchase of property and equipment                          (2,525,916)       (158,296)       (226,612)     (3,661,425)
  Disposal (purchase) of patents and related expenditures           --             5,933            --        (1,882,187)
                                                            ------------    ------------    ------------    ------------

           Net cash used in investing activities              (2,525,916)       (152,363)       (226,612)     (7,966,029)
                                                            ------------    ------------    ------------    ------------

                                                                                                              (Continued)


ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                                                Period April 9,
                                                                                                                 1973 (Date of
                                                                            Year Ended December 31,              Inception) to
                                                                 --------------------------------------------     December 31,
                                                                      2002           2001            2000            2002
                                                                 ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares for cash, net of issuance costs      $  3,335,122    $  2,650,000    $  8,904,029    $ 21,508,781
  Collection of stock subscription receivable                            --           561,300            --           561,300
  Issuance of shares under Employee Stock Purchase Plan                92,183            --              --            92,183
  Issuance of convertible debenture                                      --              --              --         5,000,000
  Proceeds from exercise of stock options                                --           130,000         335,778       2,708,491
  Proceeds from exercise of warrants                                  300,477         713,333            --         4,917,805
  Issuance of related party notes                                       6,243         168,000            --           174,243
  Issuance of notes payable                                         2,505,040            --         7,000,000       9,505,040
  Payment of notes payable                                               --        (4,385,599)     (6,498,931)    (11,120,816)
  Payment of related party notes                                     (149,243)        (25,000)           --          (174,243)
  Payment on capital lease                                             (2,312)        (24,763)           --           (27,075)
  Purchase of call options                                               --              --          (449,442)       (449,442)
  Redemption of convertible debentures                                   --              --              --        (2,250,938)
                                                                 ------------    ------------    ------------    ------------
           Net cash (used in) provided by financing activities      6,087,510        (212,729)      9,291,434      30,445,329
                                                                 ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               (355,203)       (735,845)      1,182,149         244,681

CASH AND CASH EQUIVALENTS, Beginning of period                        599,884       1,335,729         153,580            None
                                                                 ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                         $    244,681    $    599,884    $  1,335,729    $    244,681
                                                                 ============    ============    ============    ============
                                                                                          Year Ended December 31,
                                                                                  ---------------------------------
                                                                                     2002            2001            2000
                                                                                 ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                         $      --       $    386,557    $     85,929
                                                                                 ============    ============    ============
  Cash paid for income taxes                                                     $      --       $       --      $       --
                                                                                 ============    ============    ============

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002 (Expressed in United States Dollars)
-------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2002:

o We issued 50,000 common shares in payment of financing fees associated with the Doral 18, LLC 2001 Note. The common shares had a fair value of $76,000 which was recorded as debt issuance cost on the balance sheet.

o In connection with the extinguishment of the Doral 18, LLC 2001 Note, we issued 1,500,000 shares of our common stock to reduce our note payable balance by $600,000. We also issued to Doral 18, LLC a warrant for 750,000 common shares that had a fair value of $239,217, as determined by the Black-Scholes pricing model. As a result of this transaction, we recorded a loss on extinguishment of debt of $914,667.


o We entered into a note payable with BHP with a face amount of $3,000,000. There is no interest due on the note for the first 36 months. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763. The imputed interest expense for the period was $71,803.


o We repriced warrants, held by a shareholder, for 582,500 common shares. The repriced warrants have an incremental fair value of $48,666 and have been accounted for as a preferential warrant dividend.


For the year ended December 31, 2001:

o In connection with amendments to the Doral 18, LLC 2000 Note, we issued warrants for 300,000 shares of common stock. The warrants had an estimated fair value of $346,354 of which $239,562 has been amortized into interest expense during the year ended December 31, 2002. The remaining amount will be recognized over the life of the note.

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

o In connection with the 2001 Note issued to Doral 18, LLC, we issued warrants for 200,000 common shares. The warrants had an estimated fair value of $74,733. We also repriced existing warrants for 650,000 common shares from $3.00 per share to $1.50 per share. The repriced warrants have an incremental fair value of $199,222.
                                      f-10

                                                           (Continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002 (Expressed in United States Dollars)
-------------------------------------------------------------------------------


For the year ended December 31, 2000:

o We entered into a capital lease obligation of $46,395 for laboratory equipment.

o We issued 1,003,626 shares of common stock as part of a repricing agreement.

o We recorded a stock subscription receivable for 165,000 shares of common stock with an investor.

o In conjunction with the Doral 18, LLC note, we issued warrants to purchase 350,000 common shares at $3.00 per share. The warrants had an estimated fair value of $824,900.

o We cancelled call options on 19,222 shares of our common stock to pay $18,221 of interest on the 2000 Note.


See notes to consolidated financial statements.             (Concluded)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
(An Exploration Stage Company)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000,
AND FOR THE PERIOD APRIL 9, 1973 (DATE OF INCEPTION) TO DECEMBER 31, 2002 (Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Description of Business--Altair Nanotechnologies Inc. is incorporated in Canada and is engaged in the business of (1) developing and commercializing ceramic oxide nanoparticle products, (2) exploring and developing mineral properties in the United States, and (3) developing mineral processing equipment (a centrifugal jig) for use in the recovery of fine and heavy mineral particles. During 2002, we experienced a shortage of working capital. As a result, we concentrated our limited resources on the development of nanoparticle products, reduced our expenditures on the mineral properties to a minimal level and stopped development of the centrifugal jig. Our authorized capital stock is comprised of an unlimited number of common shares with no par value.

      Principles of Consolidation--The consolidated financial statements include the accounts of Altair Nanotechnologies Inc. and its subsidiaries which include (1) Mineral Recovery Systems, Inc. (MRS), (2) Fine Gold Recovery Systems, Inc. (FGRS), (3) Altair Nanomaterials, Inc. (ANI), and (4) Tennessee Valley Titanium, Inc. (TVT), (collectively referred to as the "Company"), all of which are 100% owned. Intercompany transactions and balances have been eliminated in consolidation.

      Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000, we incurred net losses of $9,921,496, $7,754,031, and $5,914,474, respectively, and since the date of inception have incurred cumulative losses of $39,281,905. At December 31, 2002 and 2001, we had stockholder's equity of $4,404,862 and $8,676,494, respectively. At December 31, 2002, current liabilities exceeded current assets by $204,365. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing and commercializing ceramic oxide nanoparticle products. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of debt (term notes). Additional funds will be required to complete development activities. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents--Cash and cash equivalents are highly liquid investments with an original maturity of three months or less. Cash equivalents are recorded at cost, which approximates fair value.

      Accounts Receivable--Accounts receivable consists of amounts due from customers for sales of products and services, net of an allowance for losses of $3,203 and $0 at December 31, 2002 and 2001, respectively.

      Property, Plant, and Equipment--Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

         Furniture and office equipment                    3-7 years
         Vehicles                                          5 years
         Pigment production equipment                      5-10 years
         Building                                          30 years

      Patents   and  Related   Expenditures--Patents   related  to  the  pigment
      production technology are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from 14 to 20 years.

      Exploration--Expenditures incurred in the search for mineral deposits and the determination of the commercial viability of such deposits are charged to expense as incurred.

      Research   and   Development    Expenditures--Research   and   development
      expenditures are charged to expense as incurred.

      Debt Issuance Costs--Debt issuance costs are recorded at cost and amortized over the life of the note payable. Debt issuance costs were $0 and $475,694 at December 31, 2002 and 2001, respectively.

      Foreign Currency Translation--Asset and liability accounts, which are originally recorded in the appropriate local currencies, are translated into U.S. dollars at year-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. Transaction gains and losses are included in the accompanying consolidated statements of operations. Substantially all of our assets are located in the United States of America.

      Stock-Based Compensation--We have elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards
      (SFAS) No. 123, "Accounting for Stock-Based Compensation."

      To estimate compensation expense that would be recognized under SFAS 123, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

                                                       2002            2001            2000
Net loss (both basic and diluted):
  As reported                                     $  9,921,496    $  7,754,031   $  5,914,474
  Deduct: stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                            --              --             --
  Add: stock-based employee compensation
    expense determined under value based
    method for all awards, net of related tax
    effects                                            235,823       1,474,690      3,723,135
  Pro forma net loss                                10,157,319       9,228,721      9,637,609

Loss per common share (both basic and diluted):
  As reported                                             0.40            0.39           0.34
  Pro forma                                               0.41            0.46           0.56



      In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                        2002             2001             2000

Dividend yield                                          None             None             None
Expected volatility                                       67%              81%              93%
Risk-free interest rate                                 2.19%            4.76%            6.40%
Expected life (years)                                    1.8              5.0              4.6



      Long-Lived Assets--We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

      Revenue Recognition--Revenue is recognized at the time the purchaser has accepted delivery of the product. For the year ended December 31, 2002, we sold titanium dioxide and lithium titanate nanoparticles, and other materials, to customers totaling $134,925. Of that amount, $62,073 of titanium dioxide nanoparticles was sold to a customer for use in commercial products held for sale. Revenue also includes $90,300 earned under a services agreement with a materials company where we are testing the company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. Revenue also includes $28,270 earned from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste and $40,972 of previously deferred revenues for which product was shipped and the purchaser accepted delivery during 2002.

      Net Loss Per Common Share--Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The existence of stock options, warrants, and convertible debentures does not affect the calculation of net loss per share on a fully diluted basis because the effect of including the additional common stock equivalents would be antidilutive.

      Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We adopted SFAS No. 142 on January 1, 2002. There was no impact on our consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

      In  August  2001,  the  FASB  issued  SFAS  No.  144, "Accounting  for the
      Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. We adopted SFAS No. 144 on January 1, 2002. During the quarter ended June 30, 2002, changes in circumstances regarding the development and use of the jig indicated that an impairment adjustment for the jig was required. See Note 3 for information regarding the adjustments we have recorded for asset impairment.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." FAS No. 145 rescinds several statements, including SFAS No, 4, "Reporting Gains and Losses from Extinguishment of Debt." The statement also makes several technical corrections to other existing authoritative pronouncements. We adopted SFAS No. 145 effective July 1, 2002 and, as a result, the loss on extinguishment of debt is reflected in the accompanying consolidated financial statements as other expense rather than an extraordinary loss. In addition, the gain on forgiveness of debt and the loss on redemption of convertible debentures that were previously reflected as extraordinary items have been reclassified to other expense (income).

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3. We adopted SFAS No. 146 effective July 1, 2002 and it had no material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of this statement by the Company will be effective January 1, 2003; however, the Company has adopted the disclosure provisions of SFAS No. 148. Management is currently evaluating this pronouncement and its potential impact on the consolidated financial statements.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes we have no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 is not expected to have a material impact on our consolidated financial statements.

      Comprehensive Income--The only component of comprehensive income in 2002, 2001, and 2000 was net loss.

      Deferred Income Taxes--We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets.

      Other Expense (Income) Items--As a result of a 1994 merger with TransMar, Inc. (TMI), FGRS assumed all of TMI's liabilities. During 1999, 1998, and 1996, FGRS extinguished certain of TMI's liabilities at less than the recorded amounts of such debt. The gain on forgiveness of debt totaled $67,442, $25,805, and $702,725 in 1999, 1998, and 1996, respectively.

      During 1998, we redeemed convertible debentures of $2,250,000, incurring a redemption loss of $193,256.

      These items were previously shown as extraordinary items but were reclassified as other expense (income) in conjunction with the adoption of SFAS No. 145 during the current year.

      Deferred Revenue--We entered into a sales contract on October 6, 2000 with a customer for titanium dioxide nanoparticles under which the total contract amount was prepaid. During 2002, $40,972 of products was delivered under the contract and recognized as sales revenues.

      Fair Value of Financial Instruments--Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

      Reclassifications--Certain reclassifications have been made to the prior period amounts to conform to classifications adopted in the current year.

3.    ASSET IMPAIRMENT

      During the quarter ended June 30, 2002, we made the determination that certain assets of the Company were impaired. Due to a shortage of cash, we made the decision to reduce expenditures associated with exploring and developing the Tennessee mineral property to a minimal amount. As a result, development activities have been delayed, including our intended use of the jig to enhance the recovery of heavy minerals on this property. Although we have utilized the jig to perform tests for fine particle recovery at a third party's facility and we continue to seek manufacturers and distributors for marketing the jig under licensing and/or distributorship agreements, we cannot determine when and if the jig will generate substantial revenues and profits. This, in combination with our lack of funds to further develop the jig for commercial use, caused us to believe that the jig assets were impaired. Since we cannot determine when adequate funds will be available to further develop and utilize the jig, we have recorded an impairment charge related to the jig assets in the amount of $2,759,956, which represents the remaining net book value of the jig patents and related expenditures of $2,366,155 and the jigs included in property, plant, and equipment of $393,801.

      We also assessed the carrying value of the titanium processing technology and titanium processing assets during the quarter ended June 30, 2002 by analyzing future estimated cash flows associated with these assets over the succeeding ten-year period. These assets have begun generating sales revenues, we have entered into development contracts and non-disclosure agreements with companies interested in joint development and/or testing of certain nanomaterials products, and we are in discussions regarding licensing of our technology to others. In our future estimated cash flow analysis, we examined product markets, assessed our opportunities for market entry and sales based on current sales and/or customer interest, including samples supplied and development agreements signed, and estimated the costs, including capital costs, associated with the generation of revenues. At the same time, we took into consideration recent developments with respect to licensing our technology to others and pharmaceutical applications that have significant revenue potential, and estimated future cash flows associated with these activities. Based on our future estimated cash flow analysis, we believe that the titanium processing technology and titanium processing assets are not impaired as of December 31, 2002.

4.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consisted of the following as of December 31, 2002 and 2001:

                                                    2002             2001

Furniture and office equipment                   $    82,113    $    75,833
Vehicles                                             125,031        125,031
Pigment production equipment                       7,162,641      6,974,548
Building                                           2,335,978           --
Centrifugal jig equipment                               --          649,065
Jig testing equipment                                   --           45,128
                                                 -----------    -----------

Total                                              9,705,763      7,869,605
Less accumulated depreciation                     (2,355,945)    (1,881,655)
                                                 -----------    -----------
Total property, plant, and equipment             $ 7,349,818    $ 5,987,950
                                                 ===========    ===========

      Depreciation expense for the years ended December 31, 2002, 2001, and 2000 totaled $770,250, $772,268, and $751,846, respectively.

5.       PATENTS AND RELATED EXPENDITURES

      Patents and related expenditures consisted of the following at December 31, 2002 and 2001:

                                                      2002            2001

Pigment production patent applications            $ 1,517,736    $ 1,517,736
Centrifugal jig patents                                  --        4,210,987
Royalty agreement                                        --          424,881
Mineral recovery technology rights                       --          243,000
                                                  -----------    -----------
                                                    1,517,736      6,396,604
Less accumulated amortization                        (371,487)    (2,656,740)
                                                  -----------    -----------
Total patents and related expenditures            $ 1,146,249    $ 3,739,864
                                                  ===========    ===========

      Patents and related expenditures are being amortized over their useful lives with a weighted average amortization period of approximately 16.5 years. Amortization expense was $227,458 for the year ended December 31, 2002, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. This amount included $141,779 of amortization expense related to the jig patents which was recorded prior to an adjustment for asset impairment at June 30, 2002. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Amortization expense was $365,940 and $484,558 for the years ended December 31, 2001 and 2000, respectively.

6.       NOTES PAYABLE

      Notes payable consisted of the following at December 31, 2002 and 2001:

                                                       2002           2001

Note payable to BHP Minerals International, Inc.   $ 2,505,040   $      --
Note payable to Doral 18, LLC                        1,400,000     1,867,857
Less current portion                                      --            --
Less discount resulting from allocation
  of debt proceeds to warrant                             --        (405,797)
                                                   -----------   -----------
Long-term portion of notes payable                 $ 3,905,040   $ 1,462,060
                                                   ===========   ===========


      On December 15, 2000, pursuant to a securities purchase agreement, we sold to Doral 18, LLC ("Doral") a $7 million 10% Asset-Backed Exchangeable Term Note (the 2000 Note) and detachable warrants to purchase 350,000 common shares at $3.00 per share. Net proceeds of $4 million from the 2000 Note were placed in a restricted bank account to secure a letter of credit and were scheduled to be released as principal payments were made. Under the 2000 Note, we were required to make monthly payments in the principal amount of $291,667 plus accrued interest and we had the right to redeem the monthly payment amounts in cash at any time. If we elected not to redeem the monthly payment amount in cash, on each due date, the holder of the 2000 Note automatically received the right to exchange (immediately or at any later date during the term) the monthly payment amount into common shares at a specified exchange price. The 2000 Note was due and payable in full on December 15, 2003.

      During 2001, we made cash principal payments of $1,894,394, interest payments of $286,557, and incurred additional interest expense of $100,000 related to fees to extend the registration statement associated with the 2000 Note. Doral also converted $644,804 of principal and $273,731 of interest payable on the 2000 Note into 824,800 shares of common stock.

      On December 28, 2001, a Termination and Issuance Agreement was signed with Doral. The 2000 Note was exchanged for a new note ("2001 Note") having a face amount of $2,000,000. In addition, the letter of credit discussed above was terminated and $2,500,733 of restricted cash securing the letter of credit was paid to Doral. The 2001 Note had an interest rate of 11% per annum with interest payments due monthly. If interest was not paid, Doral automatically received the right to exchange (immediately or at any later date during the term) the monthly interest payment amount into common stock at a specified exchange price. The principal amount of the 2001 Note was due and payable on March 31, 2003.

      During the first quarter of 2002, a total of $53,644 of monthly interest payment amounts were exchanged by Doral for 59,599 common shares. The conversion of these shares resulted in additional interest expense of $16,095. On April 2, 2002, we entered an agreement with Doral whereby Doral agreed to waive, for the period March 27, 2002 through September 27, 2002, a provision of the 2001 Note that required us to maintain a cash and cash equivalents balance of $250,000 any time our common shares closed at less than $1.00 per share for three consecutive trading days. In addition, Doral agreed to amend, for the period March 27, 2002 through September 27, 2002, a provision of the 2001 Note which required us to have a cash and cash equivalents balance of at least $250,000 at the end of every quarter. Such amount was reduced to $125,000. In return, we prepaid a total of $110,904 of interest on the 2001 Note for the period March 27, 2002 through September 27, 2002 by issuing Doral 143,791 common shares. The conversion of these shares resulted in additional interest expense of $35,762.

      On September 23, 2002, we entered an agreement with Doral whereby Doral agreed to waive, for the period September 28, 2002 through January 1, 2003, a provision of the 2001 Note that required us to maintain a cash and cash equivalents balance of $250,000 any time our common shares closed at less than $1.00 per share for three consecutive trading days. In addition, Doral agreed to amend, for the period September 28, 2002 through January 1, 2003, a provision of the 2001 Note which required us to have a cash and cash equivalents balance of at least $250,000 at the end of every quarter. Such amount was reduced to $125,000. In return, we prepaid a total of $57,260 of interest on the 2001 Note for the period September 28, 2002 through January 1, 2003 by issuing Doral 95,914 common shares. The conversion of these shares resulted in additional interest expense of $18,543.

      On November 21, 2002, a Second Amended and Restated Secured Term Note ("2002 Note") was signed with Doral. At closing, we issued to Doral 1,500,000 common shares in exchange for a reduction of the principal amount outstanding from $2,000,000 to $1,400,000. We also issued to Doral a warrant for 750,000 common shares in exchange for Doral's agreement to
      (i) extend the due date of the 2002 Note to March 31, 2004, (ii) eliminate the requirement that we maintain a cash and cash equivalents balance of $250,000 any time our common shares close at less than $1.00 per share for three consecutive trading days, and (iii) eliminate the requirement that we have a cash and cash equivalents balance of at least $250,000 at the end of every quarter. The warrant is exercisable at $1.00 per share and expires on the earlier of November 21, 2007 or the 180th day following the date the closing price equals or exceeds $3.00 for 5 consecutive days. The fair value of the warrants, as determined by the Black-Scholes pricing model, is $239,217. The 2002 Note has an interest rate of 11% with the interest payable monthly in cash. The principal amount may be prepaid at any time with a 5% prepayment penalty. Under the terms of the 2002 Note, a conversion right with respect to $280,000 of principal accrues on each of March 1, 2003, June 1, 2003, September 1, 2003, December 1, 2003 and March 1, 2004. If the amount that would be subject to a conversion right is prepaid prior to the date of accrual, such conversion right does not accrue. Once a conversion right has accrued, the principal amount subject to that conversion right cannot be prepaid unless all principal amounts not subject to a conversion right have been prepaid in full. Each conversion right gives Doral the right to convert the subject principal amount into common shares at a conversion price equal to the lesser of (a) $1.00 per share and (b) 70% of the average of the closing price of our common shares for the five trading days ending on the trading day immediately preceding the date on which that conversion right accrued. Because this is a contingent embedded beneficial conversion feature, no amounts have been allocated to the beneficial conversion feature until the contingency is resolved.

      In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the exchange of the notes discussed above was considered to result in a substantially different debt instrument. Accordingly, the note was recorded at its face amount of $1,400,000. The new warrants issued, recorded at a fair value of $239,217, the unamortized debt discount and debt issuance costs associated with the 2001 Note and the debt issuance costs associated with the 2002 Note were included in the calculation of loss on extinguishment of debt.

      The 2002 Note is secured by a pledge of the equipment, intellectual property and common stock of ANI, and by a pledge of the leasehold interest in mineral deposits and common stock of MRS.

      On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. ("BHP") wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3,000,000, at an interest rate of 7%, secured by the property we acquired. Interest does not begin to accrue until August 8, 2005. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763, an amount that is being amortized to interest expense over the life of the note. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

7.    STOCK OPTIONS AND WARRANTS

      Stock Options--We have stock option plans administered by the Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five-year terms and typically vest over periods ranging from immediately to three years from the date of grant.

      Stock option activity for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                          2002                   2001                   2000
                                 ----------------------- ----------------------  ---------------------
                                                Weighted               Weighted               Weighted
                                                 Average               Average                Average
                                                Exercise               Exercise               Exercise
                                     Shares       Price    Shares       Price     Shares       Price
Outstanding at beginning
  of year                          3,666,700    $ 4.38   2,958,700    $ 5.37   3,060,000    $ 5.92
Granted during the year              975,000      0.94   1,368,000      2.12     420,000      3.86
Cancelled/Expired                   (580,000)     1.93    (595,000)     4.14    (450,000)     7.80
Exercised                               --       --        (65,000)     2.00     (71,300)     4.71
                                  ----------    ------  ----------    ------   ---------    ------

Outstanding at end of year         4,061,700    $ 3.83   3,666,700    $ 4.38   2,958,700    $ 5.37
                                  ==========    ======  ==========    ======  ==========    ======

Options exercisable at year end    3,410,700    $ 4.26   2,999,700    $ 4.84   2,153,700    $ 5.45
                                  ==========    ======  ==========    ======  ==========    ======
Weighted average fair value of
  options granted during year                   $ 0.64                $ 1.70                $ 3.24
                                                ======                ======                ======

      The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                             Stock Options
                               Stock Options Outstanding                     Exercisable
                       ----------------------------------------       -----------------------------
                                          Weighted
                                           Average     Weighted                        Weighted
                                          Remaining    Average                         Average
Range of                   Number        Contractual   Exercise          Number        Exercise
Exercise Prices         Outstanding    Life (Years)    Price          Exercisable      Price

$0.70 to $1.30          1,030,000          4.4       $   1.05           710,000         $   1.05
$2.00 to $3.06          1,143,000          2.9           2.16           822,000             2.22
$4.00 to $6.85          1,178,700          1.6           5.27         1,168,700             5.28
$7.15 to $10.00           710,000          0.8           8.17           710,000             8.17
                        ---------         -----      --------         ---------         --------
                        4,061,700          2.5       $   3.83         3,410,700         $   4.26
                        =========         =====      ========         =========         ========


      We have elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. Generally, stock options are granted at an option price at or greater than fair market value on the date of grant. We recorded compensation expense of $27,601, $158,089, and $424,063 for stock options granted to non-employees for the years ended December 31, 2002, 2001, and 2000, respectively.

      Warrants--Warrant activity for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

                                     2002                      2001                       2000
                              ----------------------   -----------------------   -------------------------
                                           Weighted                   Weighted                   Weighted
                                           Average                    Average                    Average
                                           Exercise                   Exercise                   Exercise
                               Warrants     Price       Warrants        Price     Warrants        Price
Outstanding at beginning
  of year                     4,612,007    $ 2.92      1,883,672       $ 5.18      150,000      $ 8.50
Granted during the year       5,069,333      1.41      3,441,668         1.24    1,733,672        4.89
Expired                        (225,000)     9.00         --              --          --           --
Exercised                      (286,169)     1.05       (713,333)        1.00         --           --
                              ---------    ------      ---------       ------    ---------      ------
Outstanding at end of year    9,170,171    $ 1.92      4,612,007       $ 2.92    1,883,672      $ 5.18
                              =========    ======      =========       ======    =========      ======


      The warrants were issued in conjunction with debt offerings, issuance of common stock, and payment for outside services. To estimate expense related to the issuance of warrants, we have used the modified Black-Scholes option pricing model. The warrants expire on various dates ranging from January 2003 to November 2007. Most warrants contain provisions whereby the expiration date is accelerated if our Common Shares close at or above specified prices ranging from $2.50 to $12.00 per share.

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

      Pursuant to an assignment and agreement dated December 15, 2000, the equity fund referred to in the preceding paragraph transferred all of its remaining rights under the common stock purchase agreement, including its right to reprice the remaining 500,521 of the initial 1,251,303 shares, to Doral 18, LLC (Doral). Pursuant to this purchase agreement, Doral exercised its right to reprice approximately 70,928 of the initial shares and received 247,678 Common Shares. In exchange for approximately $1,650,000, we bought from Doral and terminated all remaining rights under the common stock purchase agreement, including all remaining repricing rights. In conjunction with this buyout, Doral granted us a call option to purchase 247,678 Common Shares for a nominal exercise price. Between December 15, 2000 and December 28, 2001, we paid $97,743 of principal and $244,941 of interest on the $7 million 10% Asset-Backed Exchangeable Term Note through the cancellation of call options on the 247,678 Common Shares.

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

      On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares at the fair market value through payroll deductions. Through December 31, 2002, a total of 161,550 common shares were issued under the ESPP at prices ranging from $0.38 to $0.78 per share.

9.       LEASES

      Operating Leases--We lease certain premises and equipment under operating leases, all of which are on a month-to-month basis.

      Lease expense for the years ended December 31, 2002, 2001, and 2000 totaled $207,265, $304,330, and $283,964, respectively.

      Mineral Leases--Our subsidiary, MRS, has entered into various mineral leases for a 100% interest in approximately 8,700 acres of land in the state of Tennessee, United States with minimum annual advance royalty payments as follows:

         Year ending December 31:
           2003                                $ 147,467
           2004                                  223,236
           2005                                  229,632
           2006                                  229,632
           2007                                  162,423
           Thereafter                            142,631

      The mineral leases are subject to a production royalty; however, MRS will receive a credit against production royalties for all advance royalties paid. The lessors can only terminate the leases upon failure of MRS to make the minimum payments as required by the leases. The Company has incurred royalties of $129,691, $87,593, and $101,559 for the years ended December 31, 2002, 2001, and 2000, respectively. As of December 31, 2002, we owed $124,959 of royalty payments to lessors.

10.   INCOME TAXES

      Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for the three years in the period ended December 31, 2002.

      A reconciliation of the federal statutory income tax rate and our effective income tax rates is as follows:

                                                      Year Ended December
                                           ------------------------------------------
                                              2002            2001           2000

Federal statutory income taxes (benefit)   $(3,489,557)   $(2,713,911)   $(2,010,921)
Meals and entertainment                          3,470            601          1,824
Valuation allowance                          3,486,087      2,713,310      2,009,097
                                           -----------    -----------    -----------
    Total                                  $      --      $      --      $      --
                                           ===========    ===========    ===========



      The components of the deferred tax assets consisted of the following as of December 31, 2002 and 2001:

                                        2002             2001
Deferred tax assets:
  Net operating loss carryforward   $ 10,502,652    $  6,238,645
  Unrealized loss                        172,557          80,359
                                    ------------    ------------
  Total deferred tax assets           10,675,209       6,319,004

Deferred tax liabilities:
  Basis difference in assets          (1,748,777)       (879,780)
  Allowance for bad debts                 (1,121)           --

Valuation allowance                   (8,925,311)     (5,439,224)
                                    ------------    ------------
Total deferred tax assets           $       --      $       --
                                    ============    ============

      The net operating loss carryforwards total $30,007,577 as of December 31, 2002 and will expire at various dates beginning in 2002 through 2021.

11.   COMMITMENTS AND CONTINGENCIES

      Litigation--We are currently not aware of any investigations, claims, or lawsuits which we believe could have a material adverse effect on our consolidated financial position or on our consolidated results of operations.

12.   RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2002, officers made loans to us of $6,243 and we repaid loans from officers of $149,243. These were short-term, unsecured, non-interest bearing loans payable on demand, the proceeds of which were used to meet working capital needs. As of December 31, 2001, we had related party loans outstanding of $143,000. There were no related party loans outstanding at December 31, 2002.

13.   BUSINESS SEGMENT INFORMATION

      In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being three business segments: Titanium Pigment Processing Technology, Tennessee Mineral Property, and the Jig.

      Reportable   segment  data  reconciled  to  the   consolidated   financial
      statements as of and for the fiscal years ended December 31, 2002, 2001, and 2000 is as follows:

                                           Net Sales     Net Loss        Assets

2002:
  Titanium Pigment Processing Technology   $   225,225   $ 2,456,771   $ 6,274,732
  Tennessee Mineral Property                      --         598,977        18,200
  The Jig                                       28,270     2,929,010        10,270
  Unallocated                                     --       2,786,600     2,611,203
                                           -----------   -----------   -----------
Consolidated total                         $   253,495   $ 8,771,358   $ 8,914,405
                                           ===========   ===========   ===========
2001:
  Titanium Pigment Processing Technology   $    45,816   $ 2,783,647   $ 6,752,399
  Tennessee Mineral Property                      --         930,777        16,200
  The Jig                                         --         300,913     2,929,930
  Unallocated                                     --       2,006,195     1,154,714
                                           -----------   -----------   -----------
Consolidated total                         $    45,816   $ 6,021,532   $10,853,243
                                           ===========   ===========   ===========
2000:
  Titanium Pigment Processing Technology   $      --     $ 2,908,436   $ 7,260,506
  Tennessee Mineral Property                      --       1,217,966          --
  The Jig                                         --         366,370     3,385,967
  Unallocated                                     --       2,154,595     6,005,297
                                           -----------   -----------   -----------
Consolidated total                         $      --     $ 6,647,367   $16,651,770
                                           ===========   ===========   ===========