Form 10-K/A
period 2002-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2003-04-29
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                          ALTAIR NANOTECHNOLOGIES INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Canada                     1-12497                     None
--------------------------  ----------------------      ---------------------
     (State or other          Commission File No.)       IRS Employer
      jurisdiction                                       Identification No.)
    of incorporation)

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

Common Shares, no par value               Nasdaq SmallCap Market
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act).   YES [ ]   NO [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------

         Altair Nanotechnologies Inc. ("Altair" or the "Corporation") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 17, 2003 (the "Form 10-K") for the purpose of adding the information required by
Part III, Items 10, 11, 12 and 13 of Form 10-K. As permitted by governing rules, Altair had intended to incorporate such information from a definitive proxy statement filed with the SEC on or before April 30, 2003. Altair does not expect to be able to file a definitive proxy statement by April 30, 2003 and, accordingly, is amending the Form 10-K in order to add the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K. All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

         Set forth below is certain information regarding each of the directors, and executive officers of the Corporation and a key employee of the Corporation:

Directors
---------

------------------------------------------ -------------------------------------- --------------------------
                                                                                   Period of Service as a
    Name & Municipality of Residence                      Office                          Director
------------------------------------------ -------------------------------------- --------------------------
William Long                               Chief Executive Officer & Director            Since 1988
Cody, Wyoming
------------------------------------------ -------------------------------------- --------------------------
James Golla                                Director                                      Since 1994
Mississauga, Ontario
------------------------------------------ -------------------------------------- --------------------------
George Hartman                             Director                                      Since 1997
Fenelon Falls, Ontario
------------------------------------------ -------------------------------------- --------------------------
Robert Sheldon                             Director                                      Since 1997
Half Moon Bay, British Columbia
------------------------------------------ -------------------------------------- --------------------------
Edward Dickinson                           Chief Financial Officer, Secretary &          Since 2002
Reno, Nevada                               Director
------------------------------------------ -------------------------------------- --------------------------

         William P. Long, 56, was President from 1998 until April 2002, at which time he was replaced as President and was appointed to the newly created office of Chief Executive Officer. Dr. Long has also been a director of the Corporation since 1988, and an officer and director of Fine Gold Recovery Systems, Inc.
("Fine Gold"), a wholly-owned subsidiary of the Corporation, since February 1996. Dr. Long has been an executive officer of Mineral Recovery Systems, Inc. ("MRS"), since its formation in April 1987 and is also a director. In addition, he is a director of Altair Nanomaterials, Inc., a wholly-owned subsidiary of MRS. From 1987 to 1988, Dr. Long was a mineral and energy consultant, providing various services to clients in the mining and energy industries, including arranging precious metal property acquisitions, supervising mineral evaluations, and providing market analyses. From 1980 to 1986, Dr. Long served as the Executive Vice President and Chief Financial Officer of Thermal Exploration Corporation. From 1974 to 1980, Dr. Long was employed by Amax Exploration, Inc. in various capacities, including Systems Engineer, Business Analyst and Business Manager. Dr. Long is affiliated with the American Institute of Chemical Engineers and the American Institute of Mining Engineers. He obtained a bachelors degree in Chemical and Petroleum Refining Engineering and a Ph.D. in Mineral Economics from the Colorado School of Mines in 1969 and 1974, respectively.

         James I. Golla, 70, has been a director of the Corporation since February 1994. He also currently serves as a director of Apogee Minerals Ltd, European Gold Resources Inc., Assure Energy, Inc., Radiant Energy Inc. and Barton Bay Resources Inc. Mr. Golla was a journalist with the Globe and Mail, Canada's national newspaper, from 1954 until his retirement early in 1997.

         George E. Hartman, 54, was elected a director of the Corporation in March 1997. From 1995 until 1998, Mr. Hartman served as President of Planvest Pacific Financial Corp. ("Planvest Pacific"), a Vancouver-based financial planning firm with U.S. $1 billion of assets under management. Mr. Hartman also served on the board of directors of Planvest Capital Corp., the parent of Planvest Pacific. From 1998 until 2000, Mr. Hartman was Senior Vice President of Financial Concept Group until the firm's sale to Assante Corporation, a North American financial services industry consolidator. At that time, he became Chief Executive Officer of PlanPlus Inc., Canada's oldest firm specializing in the development and distribution of wealth management software to the financial services industry. Mr. Hartman also continues as President of Hartman & Company, Inc., a firm he founded in 1991 which provides consulting services to the financial services industry. Mr. Hartman is the author of Risk is a Four-Letter Word--The Asset Allocation Approach to Investing, a Canadian best-seller published in 1992, and is the author of its sequel, Risk is STILL a Four Letter Word, released in 2000.

         Robert Sheldon, 80, has been a director of the Corporation since June 1997. He also currently serves as a director of Aspen Exploration Corporation, Tananger Resources and Pallaum Mining Inc. Since his retirement in 1988, Mr. Sheldon has performed consulting work for several clients, including Newmont Exploration of Canada Limited. Mr. Sheldon served as President of Newmont
Exploration of Canada Limited and Vice President of Newmont Mines Limited from 1975 until 1988 when he retired. Mr. Sheldon was responsible for mineral exploration, appraisals and development of mining properties throughout Canada for Newmont Mining Corporation, a natural resource company with worldwide operations. Mr. Sheldon obtained a bachelors degree in Geological Engineering from the University of British Columbia in 1948. He is a member of the Association of Professional Engineers of British Columbia, the American Institute of Mining and Metallurgy, the Canadian Institute of Mining and Metallurgy, the Society of Mining Engineers, the British Columbia and Yukon Chamber of Mines (past president) and the Engineers Club, Vancouver, British Columbia (past president).

         Edward H. Dickinson, 56, was appointed Chief Financial Officer of the Corporation in March 2000, was appointed Secretary in June 2001 and has been a director of the Corporation since 2002. He also currently serves as Secretary, Treasurer and a director of MRS and Secretary and Treasurer of Altair Nanomaterials, Inc. Mr. Dickinson had previously served as Director of Finance of the Corporation since August 1996. From 1994 to 1996, Mr. Dickinson was employed by the Southern California Edison Company as a negotiator of non-utility power generation contracts. Mr. Dickinson was Vice President and Director of Geolectric Power Company during 1993 and 1994; and from 1987 through 1992 was the Director of Finance and Administration for OESI Power Corporation. Prior to 1987, Mr. Dickinson held various accounting and program management positions in the United States Department of Energy. Mr. Dickinson, who is a certified public accountant, obtained a masters degree in Accounting from California State University, Northridge in 1978.

Executive Officers
------------------

         The executive officers of the Corporation are William P. Long, Rudi E. Moerck, C. Patrick Costin, and Edward H. Dickinson. Certain information regarding Messrs. Long and. Dickinson is set forth above under "Directors." Certain information regarding Messrs. Moerck and Costin follows.

         Rudi E. Moerck, 56, was appointed as Vice President of Business Development of the Corporation in January 2002 and was promoted to President of the Corporation in April 2002. Prior to joining the Corporation, in April 1997, Dr. Moerck founded www.Smrtdoc.com, a consulting services provider to the pharmaceutical, virtual pharmaceutical and fine chemical industries. Key assignments at www.Smrtdoc.com have included commercial development projects and mergers and acquisitions. Dr. Moerck also held key senior management positions, including Senior Vice President and General Manager as well as Senior Vice President of Sales and Marketing with Catalytica Pharmaceuticals between June 1998 and January 2002. In 2000, DSM of the Netherlands purchased Catalytica for $800 million. Prior to joining Catalytica Pharmaceuticals, Dr. Moerck held the position of President of Salsbury Chemicals, a subsidiary of Cambrex Corporation, from 1996-1997 and held the position of President of the Pharmaceuticals and Fine Chemicals Group of Cambrex from 1997-1998. Degussa Corporation and Degussa AG employed Dr. Moerck for 13 years during which he held various positions of increasing responsibility, which included the successful green field launch of Degussa's hydrogen peroxide business in North America. Dr. Moerck obtained a bachelors degree in Biology/Chemistry from Florida South College in 1969 and a Ph.D. in Organic Chemistry from University of Florida in 1975, and completed Postdoctoral Fellowships at Ohio State University between 1975 and 1979.

         C. Patrick Costin, 60, was appointed a Vice President of the Corporation in June 1996 and currently serves as the President and a director of Fine Gold and MRS and Vice President of Altair Nanomaterials, Inc. Mr. Costin is the chief executive officer of Costin and Associates, a minerals consulting organization founded by Mr. Costin in 1992 which specializes in identification and evaluation of North American mine and mineral deposit acquisition opportunities. From 1982 to 1992, Mr. Costin served as the manager of U.S. exploration for Rio Algom Ltd. Mr. Costin's additional experience in the mining and minerals industry includes Senior Mineral Economist for the Stanford Research Institute from 1977 to 1982, Senior Geologist for Chevron Resources from 1975 to 1976, Senior Geologist for Newmont Mining Corporation of Canada from 1967 to 1975, and Geologist for United Keno Hill Mines Ltd. from 1965 to 1967. Mr. Costin obtained a bachelors degree in Geological Engineering and a masters degree in Minerals Economics from the Colorado School of Mines in 1965 and 1975, respectively.

Key Employees
-------------

         In addition to its directors and executive officers, the Corporation believes that the performance of Kenneth Lyon, President of Altair Nanomaterials, Inc. is important to the success of the Corporation. Certain information regarding Mr. Lyon is set forth below:

         Kenneth E. Lyon, 62, was appointed President of Altair Nanomaterials, Inc., a wholly-owned subsidiary of the Corporation, in August 2000. Prior to joining Altair Nanomaterials as an officer, Mr. Lyon provided consulting services to Altair Nanomaterials from November 1999 to August 2000. Prior to commencing work with Altair Nanomaterials, Mr. Lyon founded and was president of Idaho Chemical Industries, a chemical distribution and plastics fabrication company, from December 1986 to December 1999. From June 1996 to August 2000, Mr. Lyon also consulted with Project Resources Group for Nippon Sheet Glass and Sumitomo Corporation. Prior to founding Idaho Chemical Industries, Mr. Lyon worked at Morrison-Knudsen Company for nine years where he worked to develop a new business in Chemical and Energy Engineering and held a variety of positions including Director of Synthetic fuels development, Process Facilities Manager-Chevron Shale oil project, Director of Marketing of MK Industrial/MK Furgason, and General Manager of Marketing Latin America. Mr. Lyon was Chairman of the Advisory Counsel of the Technical and Industrial Extension Service of Boise State University from June 1994 to December 1998 and Public Works Commissioner for the City of Boise from June 1989 to November 1999. Mr. Lyon received a bachelors of science degree in chemical engineering from the University of Idaho in 1962.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Exchange Act requires the Corporation's officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Corporation with copies of such reports. Based solely upon the Corporation's review of the reports required by Section 16 and amendments thereto furnished to the Corporation, the Corporation believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed with the SEC on a timely basis except as follows: (a) A Form 4 related to a transaction occurring on January 30, 2002 for Dr. William P. Long, our Chief Executive Officer, was due on February 10, 2002 but was filed on October 23, 2003; (b) Forms 4 related to transactions occurring on April 10, 2002 and December 30, 2002 for Rudi E. Moerck, our President, were due on May 10, 2002 and January 2, 2003, respectively, but were filed on a single Form 4 on February 24, 2003; and (c) a Form 4 related to a transaction occurring on February 20, 2003 for Rudi E. Moerck, our President, was due on February 24, 2003 but was filed on March 14, 2003.

Item 11.     Executive Compensation

Compensation of Officers
------------------------

         The following table, presented in accordance with Regulation 14A promulgated under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), sets forth all annual and long-term compensation for services rendered in all capacities to the Corporation and its subsidiaries for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 in respect of William P. Long who was, at December 31, 2002, the Chief Executive Officer of the Corporation and C. Patrick Costin who was, at December 31, 2002, the Vice President of the Corporation. The Corporation had no other executive officer whose total salary and bonuses during the fiscal year ended December 31, 2002 exceeded U.S. $100,000. The table also sets forth all annual and long-term compensation for services rendered in all capacities to the

Corporation and its subsidiaries for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 in respect of Kenneth E. Lyon, who was, at December 31, 2002, the President of Altair Nanomaterials, Inc., a wholly owned subsidiary of the Corporation.

                           Summary Compensation Table
                                                                                  Long-Term Compensation
                                                                            ----------------------------------
                                                                            Restricted
                                                                 Other      Shares or    Securities
                                                                 Annual     Restricted     Under
                            Year                                 Compen-      Share       Options       LTIP       All Other
                            Ended        Salary(1)  Bonus(1)     sation       Units       Granted      Payouts      Compen-
                                         (U.S.$)    (U.S. $)     (U.S.$)       (#)          (#)        (U.S.$)      (U.S. $)
                            -----       ---------   --------     -------    -----------  ----------    --------    -----------
William P. Long,             2002         91,200     9,120         Nil          Nil        110,000        Nil      116,000(2)
Chief Executive Officer      2001         91,200     9,120         Nil          Nil        100,000        Nil         Nil
and Director                 2000         91,200     9,120         Nil          Nil          Nil          Nil         Nil

C. Patrick Costin, Vice      2002        100,320      Nil          Nil          Nil          Nil          Nil         Nil
President                    2001        100,320      Nil          Nil          Nil        125,000        Nil         Nil
                             2000        100,320      Nil          Nil          Nil          Nil          Nil         Nil

Kenneth E. Lyon              2002        108,000      Nil          Nil          Nil         10,000        Nil         Nil
President of Altair          2001        103,846      Nil          Nil          Nil         30,000        Nil         Nil
Nanomaterials, Inc.          2000         49,500      Nil          Nil          Nil         20,000        Nil         Nil

(1) Bonus and salary amounts reflect amounts accrued and payable to Dr. Long for each fiscal year in accordance with the terms of his employment agreement with the Corporation. See "Executive Compensation
         - Employment Contracts." Amounts actually paid to Dr. Long in fiscal years 2002, 2001 and 2000 were U.S. $100,320, U.S. $91,200 and U.S.
         $100,320, respectively.
(2) This amount represents the value, as of the issue date, of 200,000 Common Shares issued to Dr. Long in connection with the termination of certain terms of his employment agreement.

Option Grants in 2002
---------------------

         The following table provides details with respect to stock options, if any, granted to Dr. Long, Mr. Costin and Mr. Lyon during the year ended December 31, 2002:


                                    Individual Grants
-----------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                          % of Total             Market Value of                          Value at Assumed Rates
                           Options                Securities                                 of Share Price
                          Granted to   Exercise   Underlying                                Appreciation for
                           Employees   Price per Options on the                             Option  Term (US$)
                         in Financial   Share    Date of Grant    Expiration              -----------------------
                            Year        (US$)       (US$)           Date                      5%          10%
-----------------------------------------------------------------------------------------------------------------
 Name
-----------------------------------------------------------------------------------------------------------------
William P. Long,          110,000      16.2%       1.20           0.89         05/04/07     (7,052)      25,669
President and Director
-----------------------------------------------------------------------------------------------------------------
Kenneth E. Lyon,          10,000       1.5%        0.70           0.50         12/30/07      (619)        1,053
President of Altair
Nanomaterials, Inc.
-----------------------------------------------------------------------------------------------------------------

         On May 6, 2002, the Board approved an extension of the expiry date from May 14, 2002 to May 14, 2004 for 100,000 options held by Dr. Long and 100,000 options held by Mr. Costin.

Aggregated Option Exercises and Year-end Option Values
------------------------------------------------------

         The following table provides information regarding options held by Dr. Long, Mr. Costin and Mr. Lyon as at December 31, 2002 and options exercised by them during the year ended December 31, 2002:

--------------------------------------------------------------------------------------------------------------------------
                                                    Number of Securities Underlying          Value of Unexercised
                                                        Unexercised Options at             In-the-money Options at
                       Securities                          December 31, 2002                  December 31, 2002
                       Acquired on     Aggregate    -------------- ----------------- -------------------- ----------------
        Name             Exercise       Value         Exercisable   Unexercisable
                           (#)         Realized          (#)            (#)               Exercisable       Unexercisable
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

William P. Long,            Nil            Nil         360,000           Nil                 Nil                N/A
CEO and Director
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------
C. Patrick Costin,          Nil            Nil         275,000           Nil                 Nil                N/A
Vice President
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------
Kenneth E. Lyon
President of Altair         Nil            Nil         260,000           Nil                 Nil                N/A
Nanomaterials Inc.
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

Compensation of Directors
-------------------------

         Directors who are not officers of the Corporation are paid U.S. $1,000 per meeting attended in person for their services as directors. During the year ended December 31, 2002, there were no payments made to directors of the Corporation for attending meetings. Directors who are not officers are entitled to receive compensation to the extent that they provide services to the Corporation at rates that would be charged by such directors for such services to arm's length parties. No such amounts were paid to directors during the year ended December 31, 2002 other than amounts paid to Dr. Long in his capacity as Chief Executive Officer set forth herein.

         Directors of the Corporation and its subsidiaries are also entitled to participate in the 1996 Plan and the 1998 Plan. As at April 29, 2003, the Corporation had outstanding options to purchase 735,000 Common Shares under the 1996 Plan, 370,000 of which have been granted to directors, and options to purchase 3,326,700 Common Shares under the 1998 Plan, 514,700 of which have been granted to directors.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements
--------------------------------------------------------------------------------
         William P. Long, Chief Executive Officer of the Corporation, has entered into an employment agreement with the Corporation dated January 1, 1998. The term of the agreement commenced on January 1, 1998 and, unless earlier terminated, expires on December 31, 2007. Pursuant to the agreement, Dr. Long is paid a salary of U.S. $7,600 per month and an annual bonus, determined by the Board, of not less than 10% of Dr. Long's annual compensation.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Corporation's executive compensation program is administered by the Board as the Corporation does not have an independent compensation committee. The Board currently consists of William Long, Robert Sheldon, James Golla, George Hartman and Edward Dickinson. In addition to evaluating and approving employment contracts for key employees throughout the year, the Board formally considered compensation issues five times during the 2002 fiscal year in connection with the authorization of grants of options to purchase Common Shares. Dr. Long is the Chief Executive Officer of the Corporation and Edward Dickinson is the Chief Financial Officer and Secretary of the Corporation. None of the other directors is an officer or employee of the Corporation. Although certain members of the Board are executive officers, none participates in the determination of his own salary or bonus.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

         The Corporation has stock option plans administered by the Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Corporation. All option plans have been approved by security holders. The Corporation also has an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. The ESPP, which is a broadly-based plan open to all employees, has not been approved by shareholders. The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2002:


-----------------------------------------------------------------------------------------------------
                                Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------
                                       Number of                             Number of securities
                                   securities to be                         remaining available for
                                     issued upon      Weighted-average       future issuance under
                                     exercise of      exercise price of        equity compensation
                                     outstanding        outstanding             plans (excluding
                                   options, warrants  options, warrants     securities reflected in
                                      and rights          and rights               column (a))
          Plan Category                   (a)                  (b)                    (c)
-----------------------------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------


Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

         Set forth below is information with respect to beneficial ownership of Common Shares as of April 29, 2003 by persons known to the Corporation to own more than 5% of the outstanding Common Shares, each of the Corporation's current executive officers and directors, and by all current officers and directors of the Corporation as a group. Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the Common Shares identified as beneficially owned. The Corporation is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Corporation.

------------------------- -------------------------------------- ------------------------------ --------------------
Title of Class            Name and Address of                        Amount and Nature of           Percentage
                          Beneficial Owner                          Beneficial Ownership(1)         of Class(2)
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    William P. Long (Chief Executive               2,369,529(3)                  6.9%
                          Officer & Director)
                          57 Sunset Rim
                          Cody, Wyoming  82414
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Rudi E. Moerck (President)                      103,500(4)                     *
                          25107 Callaway
                          San Antonio, Texas 78258
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    C. Patrick Costin (Vice President)             1,083,333(5)                  3.3%
                          1850 Aquila Avenue
                          Reno, Nevada 89509
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Edward H. Dickinson (Chief Financial             379,700(6)                  1.2%
                          Officer, Secretary and Director)
                          2595 Sagittarius Drive
                          Reno, Nevada 89509
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    James L. Golla (Director)                         55,000(7)                    *
                          829 Terlin Boulevard
                          Mississauga, Ontario L5H 1T1
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    George Hartman (Director)                         45,000(8)                    *
                          136 Colborne
                          Fenelon Falls, ON K0M 1N0
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Robert Sheldon (Director)                         45,000(9)                    *
                          8789 Redrooffs Road
                          Half Moon Bay, British Columbia
                          V0N 1Y0
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Louis Schnur (Significant                     3,507,097(10)                  9.9%(10)
                          Shareholder)
                          6941 South Western Ave.
                          Chicago, IL  60613
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    Cranshire Capital, L.P. (Significant          1,657,211(11)                  4.9%
                          Shareholder)
                          666 Dundee Road, Suite 1901
                          Northbrook, IL  60062
------------------------- -------------------------------------- ------------------------------ --------------------
Common                    All Directors and Officers as a               4,081,062(12)                 11.3%
                          Group
                          (7 persons)
------------------------- -------------------------------------- ------------------------------ --------------------

* Represents less than 1% of the outstanding Common Shares.

(1) Includes all Common Shares issuable pursuant to the exercise or conversion of options and warrants that are exercisable within 60 days of April 29, 2003.
(2) Based on 31,918,122 Common Shares outstanding as of April 29, 2003, Common Shares underlying options or other convertible securities are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such convertible securities, but not for purposes of calculating any other person's percentage ownership.

(3) Includes 287,500 Common Shares held by the MBRT Trust, an irrevocable trust for the benefit of the minor children of Dr. Long, and 125,000 Common Shares subject to warrants held by the MBRT Trust. Dr. Long disclaims any beneficial interest in such 412,500 Common Shares. Also includes 100,000 Common Shares subject to presently exercisable options granted to Dr. Long pursuant to the 1996 Altair Nanotechnologies Inc. Stock Option Plan (the "1996 Plan") and 260,000 Common Shares subject to presently exercisable options granted to Dr. Long pursuant to the 1998 Altair Nanotechnologies Inc. Stock Option Plan (the "1998 Plan").
(4) Includes 100,000 Common Shares subject to presently exercisable options granted to Mr. Moerck pursuant to the 1998 Plan.
(5) Includes 100,000 Common Shares subject to presently exercisable options granted to Mr. Costin pursuant to the 1996 Plan and 175,000 Common Shares subject to presently exercisable options granted to Mr. Costin pursuant to the 1998 Plan.
(6) Includes 250,000 Common Shares subject to presently exercisable options granted to Mr. Dickinson pursuant to the 1996 Plan and 129,700 Common Shares subject to presently exercisable options granted to Mr. Dickinson pursuant to the 1998 Plan.
(7) Includes 20,000 Common Shares subject to presently exercisable options granted to Mr. Golla pursuant to the 1996 Plan and 35,000 Common Shares subject to presently exercisable options granted to Mr. Golla pursuant to the 1998 Plan.
(8) Includes 45,000 Common Shares subject to presently exercisable options granted to Mr. Hartman pursuant to the 1998 Plan.
(9) Includes 45,000 Common Shares subject to presently exercisable options granted to Mr. Sheldon pursuant to the 1998 Plan.
(10) Includes 2,986,678 presently exercisable warrants to purchase Common Shares. Mr. Schnur's warrants are all subject to a provision prohibiting exercise of such warrants if, after such exercise, Mr. Schnur would beneficially own more than 9.9% of the outstanding Common Shares. But for the effect of such provision, Mr. Schnur would beneficially own 4,152,640 Common Shares (3,632,221 subject to warrants), representing 11.5% of the Common Shares that would be outstanding were such warrants exercised.
(11)     Includes 1,155,211  presently  exercisable  warrants to purchase Common
         Shares.
(12) Includes 470,000 Common Shares subject to presently exercisable options granted to officers and directors pursuant to the 1996 Plan, 789,700 Common Shares subject to presently exercisable options granted to officers and directors pursuant to the 1998 Plan, and 125,000 Common Shares subject to warrants held by the MBRT Trust.


Item 13.     Certain Relationships and Related Transactions

Transactions With Management and Others.
----------------------------------------

         During September 2002, Louis Schnur, a principal shareholder of the Corporation, purchased 890,593 Common Shares and 1,335,890 warrants for total consideration of $935,123. The warrants have exercise prices ranging from $1.50 to $2.50 and expiration dates ranging from September 5, 2007 to September 26, 2007, but may be triggered earlier dependent upon the closing price of the Common Shares. In addition, Mr. Schnur exercised warrants in April 2002 to purchase 286,169 Common Shares at $1.05 per share. These warrants had been repriced to $1.05 per share from prices ranging from $3.50 to $5.00 per share.

         Cranshire Capital, L.P. became a significant shareholder of the Corporation on May 7, 2003, following its purchase, for an aggregate purchase price of $750,000 of 937,500 Common Shares and 234,375 warrants to purchase common shares. The warrants have an exercise price of $1.13 per share and expire on May 7, 2002.

         Between September 5, 2002, and November 26, 2002, Cranshire Capital, L.P. purchased an aggregate of 1,233,334 Common Shares and 920,836 warrants to purchase common shares for an aggregate purchase price of $600,000. The warrants have exercise prices ranging from $1.00 to $1.75 per share and expiration dates ranging from September 5, 2007 to November 26, 2007.

         In October 2001, C. Patrick Costin, Vice President of the Corporation, loaned $75,000 to the Corporation on a short-term, unsecured basis. The loan was non-interest bearing and payable on demand. In November 2001, $25,000 was repaid and the remaining $50,000 was repaid in 2002.

         During 2001, William Long, Chief Executive Officer of the Corporation made loans to the Corporation totaling $63,000 on a short-term, unsecured basis. The loans were non-interest bearing and payable on demand. The loans were repaid in 2002.

         The employment agreement between the Corporation and Dr. Long, our Chief Executive Officer, contains a provision requiring the Corporation to issue Dr. Long 200,000 Common Shares in connection with a termination of his employment agreement. In exchange for Dr. Long's termination of his rights under such provision, during December 2002, Dr. Long was issued 200,000 Common Shares.

Indebtedness of Officers and Directors to the Corporation

         No officer or director of the Corporation was indebted to the Corporation as of December 31, 2002 or as at the date of this Information Circular.

Interest of Insiders in Material Transactions

         Except as otherwise disclosed herein, no insider of the Corporation has any interest in material transactions involving the Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

                                            ALTAIR NANOTECHNOLOGIES INC.


                                  By:       /s/ William P. Long
                                      ----------------------------------------
                                           William P. Long,
                                           Chief Executive Officer

Date: April 29, 2003


                              ADDITIONAL SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.


 Signature                    Title                             Date
 ---------                    -----                             ----

/s/ William P. Long           Chief Executive Officer and       April 29, 2003
-------------------------     Director (Principal Executive
William P. Long               Officer)


/s/ Edward Dickinson          Chief Financial Officer,          April 29, 2003
-------------------------     Secretary and Director
Edward Dickinson              (Principal Financial and
                              Accounting Officer)



/s/ James I. Golla*           Director                          April 29, 2003
-------------------------
James I. Golla


/s/ George Hartman*           Director                          April 29, 2003
-------------------------
George Hartman


/s/ Robert Sheldon*           Director                          April 29, 2003
-------------------------
Robert Sheldon


* By:    /s/ William P. Long
         --------------------------------------------
         William P. Long, Attorney-in-Fact

                                 CERTIFICATIONS

I, William P. Long, certify that:

         1. I have reviewed this Amendment No. 1 on Form 10-K/A of Altair Nanotechnologies Inc.;

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

Date: April 29, 2003                     /s/ William P. Long
                                        ----------------------------------------
                                        William P. Long, Chief Executive Officer

I, Edward Dickinson, certify that:

         1. I have reviewed this Amendment No. 1 on Form 10-K/A of Altair Nanotechnologies Inc.;

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

Date: April 29, 2003                  /s/ Edward Dickinson
                                     -----------------------------------------
                                     Edward Dickinson, Chief Financial Officer