Form 10-Q
period 2003-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2003-05-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Canada                         1-12497                      None
----------------------------    ---------------------        ------------------
(State or other jurisdiction    (Commission File No.)        (IRS Employer  No.)
of incorporation)                                              Identification

                       204 Edison Way, Reno, Nevada 89502
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (775) 858-3750
                                                           --------------


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



         As of May 12, 2003 the registrant had 34,808,236 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                          March 31,      December 31,
                                                            2003            2002
                                                        ------------    ------------
                             ASSETS
Current Assets
     Cash and cash equivalents                          $    296,148    $    244,681
     Accounts receivable                                         995         132,859
     Other current assets                                     24,954          22,598
                                                        ------------    ------------
         Total current assets                                322,097         400,138

Property, Plant and Equipment, net                         7,159,232       7,349,818

Patents and Related Expenditures, net                      1,124,829       1,146,249

Other Assets                                                  18,200          18,200
                                                        ------------    ------------

                          Total Assets                  $  8,624,358    $  8,914,405
                                                        ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                             $    539,265    $    455,246
     Accrued liabilities                                     193,487         149,257
     Note payable - current portion                        1,300,000            --
                                                        ------------    ------------
         Total current liabilities                         2,032,752         604,503
                                                        ------------    ------------

Note Payable, Long-Term Portion                            2,549,135       3,905,040
                                                        ------------    ------------

Commitments and Contingencies

Shareholders' Equity
     Common stock, no par value,  unlimited  shares
     authorized;  32,755,941 and 30,244,348  shares
     issued and  outstanding at March 31, 2003 and
     December 31, 2002                                    44,742,453      43,787,850
     Deficit accumulated during the development stage   (40,699,982)    (39,382,988)
                                                        ------------    ------------

                   Total Shareholders' Equity              4,042,471       4,404,862
                                                        ------------    ------------

           Total Liabilities and Shareholders' Equity   $  8,624,358    $  8,914,405
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

                                                                                   Period
                                                                               April 9, 1973
                                                                                  (date of
                                                    Three Months Ended         inception) to
                                                         March 31,               March 31,
                                              ----------------------------
                                                   2003            2002             2003
                                              ------------    ------------    ------------
Sales                                         $     20,277    $     48,937    $    316,588
Cost of sales                                       14,950          30,175         126,708
                                              ------------    ------------    ------------
Gross Margin                                         5,327          18,762         189,880
                                              ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development            28,714         152,188       6,546,356
     Research and development                      212,793         138,609       3,928,889
     Professional services                         184,358         226,073       3,460,800
     General and administrative expenses           557,838         608,128      14,765,635
     Depreciation and amortization                 218,625         285,699       5,733,747
     Asset impairment                                 --              --         2,759,956
                                              ------------    ------------    ------------
       Total operating expenses                  1,202,328       1,410,697      37,195,383
                                              ------------    ------------    ------------
Loss from Operations                             1,197,001       1,391,935      37,005,503
                                              ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                              120,173         288,298       4,655,512
     Interest income                                  (180)           (702)       (816,125)
     Loss (gain) on foreign exchange                  --              --          (557,942)
     Loss on extinguishment of debt                   --              --           914,667
     Gain on forgiveness of debt                      --              --          (795,972)
     Loss on redemption of convertible
       debentures                                     --              --           193,256
                                              ------------    ------------    ------------
       Total other expense, net                    119,993         287,596       3,593,396
                                              ------------    ------------    ------------
Net loss                                         1,316,994       1,679,531      40,598,899
Preferential Warrant Dividend                         --              --           101,083
                                              ------------    ------------    ------------
Net Loss Applicable to Shareholders           $  1,316,994    $  1,679,531    $ 40,699,982
                                              ============    ============    ============

Loss per common share - Basic and diluted     $       0.04    $       0.07    $       4.82
                                              ============    ============    ============

Weighted average shares - Basic and diluted     30,527,826      22,842,455       8,451,107
                                              ============    ============    ============

                       (See Notes to Financial Statements)


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                     Period
                                                                                      April 9, 1973
                                                                                         (date of
                                                              Three Months Ended      inception) to
                                                                  March 31,             March 31,
                                                      ----------------------------
                                                          2003            2002            2003
                                                      ------------    ------------    ------------
Cash flows from exploration activities:
     Net loss                                         $ (1,316,994)   $ (1,679,531)   $(40,598,899)
     Adjustments to reconcile net loss to net cash
       used in exploration activities:
       Depreciation and amortization                       218,625         285,699       5,733,747
       Shares issued for services                           51,150            --           354,576
       Shares issued for interest                           38,888          69,770       1,154,923
       Issuance of stock options to non-employees            7,192           2,421       3,038,333
       Issuance of stock options to employees                 --              --            78,220
       Issuance of stock warrants                           37,368          98,280         962,229
       Amortization of discount on note payable             44,095         107,590         843,784
       Amortization of debt issuance costs                    --            63,426         504,567
       Asset impairment                                       --              --         2,759,956
       Loss on extinguishment of debt                         --              --           914,667
       Loss on redemption of convertible debentures           --              --           193,256
       Gain on forgiveness of debt                            --              --          (795,972)
       Loss on disposal of fixed assets                       --              --             1,945
       Gain on foreign exchange                               --              --          (559,179)
       Deferred financing costs written off                   --              --           515,842
     Changes in assets and liabilities
       (net of effects of acquisition):
       Accounts receivable                                 131,864          (3,412)           (995)
       Other current assets                                 (2,356)            235       1,709,644
       Other assets                                           --            44,911        (170,720)
       Trade accounts payable                               84,019         153,155         424,766
       Accrued liabilities                                  44,230         565,398          38,772
       Deferred revenue                                       --           (40,972)           --
                                                      ------------    ------------    ------------

Net cash used in exploration activities                   (661,919)       (333,030)    (22,896,538)
                                                      ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                        --              --        (2,422,417)
     Purchase of property and equipment                     (6,619)        (11,094)     (3,668,044)
     Purchase of patents and related expenditures             --              --        (1,882,187)
                                                      ------------    ------------    ------------
Net cash used in investing activities                       (6,619)        (11,094)     (7,972,648)
                                                      ------------    ------------    ------------

(continued)

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                     Period
                                                                                 April 9, 1973
                                                                                   (date of
                                                       Three Months Ended        inception) to
                                                            March 31,              March 31,
                                                  ---------------------------
                                                      2003           2002            2003
                                                  ------------   ------------    ------------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     issuance costs                               $    595,000   $    125,000    $ 22,103,781
   Collection of stock subscription receivable            --             --           561,300
   Issuance of shares under Employee Stock
     Purchase Plan                                     125,005           --           217,188
   Issuance of convertible debenture                      --             --         5,000,000
   Proceeds from exercise of stock options                --             --         2,708,491
   Proceeds from exercise of warrants                     --             --         4,917,805
   Issuance of related party notes                        --             --           174,243
   Issuance of notes payable                              --             --         9,505,040
   Payment of notes payable                               --             --       (11,120,816)
   Payment of related party notes                         --          (18,757)       (174,243)
   Payment on capital lease                               --           (2,312)        (27,075)
   Purchase of call options                               --             --          (449,442)
   Redemption of convertible debentures                   --             --        (2,250,938)
                                                  ------------   ------------    ------------

Net cash provided by financing activities              720,005        103,931      31,165,334
                                                  ------------   ------------    ------------

Net increase (decrease) in cash and equivalents         51,467       (240,193)        296,148

Cash and cash equivalents, beginning of period         244,681        599,884            None
                                                  ------------   ------------    ------------

Cash and cash equivalents, end of period          $    296,148   $    359,691    $    296,148
                                                  ============   ============    ============

Supplemental disclosures:
Cash paid for interest                            $     37,189       None
                                                  ============   ============

Cash paid for income taxes                             None          None
                                                  ============   ============

Supplemental schedule of non-cash investing and financing activities:
For the three months ended March 31, 2003:

   - We issued 250,001 common shares to Doral 18, LLC in payment of $100,000 of principal on our note payable.

For the three months ended March 31, 2002:

   - None

(concluded)

                       (See Notes to Financial Statements)

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

        These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, "Altair", "we" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we incurred net losses of $1,316,994 for the quarter ended March 31, 2003, and since the date of inception have incurred cumulative net losses of $40,598,899. At March 31, 2003, current liabilities exceeded current assets by $1,710,655. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

        The consolidated financial statements do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing and commercializing ceramic oxide nanoparticle products that are made with our titanium processing technology. The recoverability of amounts capitalized as property and equipment and patents and related expenditures is dependent upon our ability to successfully develop and commercialize these products.

        At March 31, 2003, we had cash and cash equivalents of $296,148, and during the period April 1, 2003 through May 13, 2003 we received net proceeds of $472,103 from sales of common shares and warrants. These amounts of cash are sufficient to fund our basic operations through June 30, 2003. In order to conserve cash, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We will require additional financing during June 2003 in order to provide working capital to fund our day-to-day operations.

         Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of May 13, 2003, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

        The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


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

                                                                  Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                   2003          2002
                                                               ------------   -----------
Net loss (basic and diluted) as reported                       $  1,316,994   $ 1,679,531
Deduct: Stock-based employee compensation expense
   included in reported net loss, net of related tax effects           --           --
Add: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                          --          38,647
                                                               ------------   -----------

Pro forma net loss                                             $  1,316,994   $ 1,718,178
                                                               ============   ===========

Loss per common share (basic and diluted):
   As reported                                                 $       0.04   $      0.07
                                                               ============   ===========
   Pro forma
                                                               $       0.04   $      0.08
                                                               ============   ===========


        Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. We adopted SFAS No. 143 on January 1, 2003. The impact was not significant on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted this statement effective January 1, 2003 but have elected, as permitted under SFAS No. 123, to continue to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the pro forma disclosures required under SFAS No. 148.

Note 3.  Common Stock

                                                          Common Stock
                                                   -------------------------
                                                                    Stated
                                                      Shares        Amount
                                                   -----------   -----------
Balance, December 31, 2002                          30,244,348   $43,787,850
Shares issued for cash                               1,750,000       595,000
Stock options issued to non-employees                     --           7,192
Shares issued for services                             110,000        51,150
Stock warrants issued                                     --          37,368
Shares issued under Employee Stock Purchase Plan       304,371       125,005
Shares issued for settlement of debt                   250,001       100,000
Shares issued for interest                              97,221        38,888
                                                   -----------   -----------
Balance, March 31, 2003                             32,755,941   $44,742,453
                                                   ===========   ===========

        On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. During the quarter ended March 31, 2003, a total of 304,371 common shares were issued under the ESPP at prices ranging from $0.37 to $0.50 per share.

        In accordance with the terms of our note payable to Doral 18, LLC ("Doral"), a conversion right with respect to $280,000 of principal accrued on March 1, 2003. Effective that date, Doral had the right to convert all or some of the accrued principal into the Company's common shares using a conversion price equal to 70% of the average closing price of our common shares for the five trading days prior to March 1, 2003. On March 5, 2003, Doral elected to exercise their conversion right with respect to $100,000 of principal and, as a result, we issued to them 347,222 common shares. Of this amount, 250,001 common shares with a fair value of $100,000 relate to the payment of principal against the note. The remaining 97,221 common shares with a fair value of $38,888 represent additional shares issued as a result of the beneficial conversion feature and were recorded as additional interest expense.

         On March 31, 2003, we issued 1,750,000 common shares and 1,750,000 warrants in a private placement for cash proceeds of $595,000. The warrants have an exercise price of $1.00 per share and expire in March 2008.


Note 4.  Notes Payable

        Notes payable consisted of the following at March 31, 2003 and December 31, 2002:
                                            March 31,           December 31,
                                              2003                  2002
                                           -----------          -----------
Note payable to BHP Minerals
   International, Inc.                     $ 2,549,135          $ 2,505,040
Note payable to Doral 18, LLC                1,300,000            1,400,000
Less current portion                        (1,300,000)                --
                                           -----------          -----------
Long-term portion of notes payable         $ 2,549,135          $ 3,905,040
                                           ===========          ===========


Note 5.  Intangible Assets

        Our intangible assets consist of patents and related expenditures associated with the titanium processing technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of March 31, 2003 was:

                                     Gross                            Net
                                    Carrying     Accumulated       Carrying
                                     Amount      Amortization       Amount
                                 ------------    ------------     -----------
        Patents and related
           expenditures          $  1,517,736    $  (392,907)     $ 1,124,829

        The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $21,421 for the three months ended March 31, 2003, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year.



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2002 and March 31, 2003 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2002 and March 31, 2003. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. The titanium processing technology also has a potential pharmaceutical application, a new active pharmaceutical ingredient that we call RenaZorb(TM) for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis. During 2002, and through the first quarter of 2003, our efforts were directed toward these three applications of the titanium processing technology.

Liquidity and Capital Resources

         We generated $20,277 of sales revenues in the first three months of 2003 but incurred a net loss of $1,316,994. At March 31, 2003, our accumulated deficit was $40,699,982, or an increase of $1,316,994 over the accumulated deficit at December 31, 2002. This increase was due to the net loss for the period.

         Our cash and short-term investments increased from $244,681 at December 31, 2002 to $296,148 at March 31, 2003 due principally to the receipt of $595,000 from the sale of common shares and warrants as well as the collection of accounts receivable that were outstanding at December 31, 2002. These increases in cash were partially offset by normal cash operating expenditures.

         On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. During the three months ended March 31, 2003, a total of 304,371 common shares were issued under the ESPP, resulting in proceeds of $125,005.

Current and Expected  Liquidity.
--------------------------------

         At March 31, 2003, we had cash and cash equivalents of $296,148, an amount that would be sufficient to fund our basic operations through April 30, 2003. Between April 1, 2003 and the filing date of this report, we sold 1,396,898 common shares and 698,449 warrants to purchase common shares for proceeds of $472,103. This additional cash will allow us to continue our operations through June 30, 2003. After that date, we will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property.

         In light of the decreasing price of, and limited market for, our common shares, our ability to continue to fund our operations primarily through sales of securities is limited, although we expect to generate some funds through offerings of our common stock and warrants to purchase our common stock, and additional exercises of outstanding warrants, during the remainder of 2003. We also expect to generate limited revenues from the sales of nanoparticle products and fees generated from development and testing services provided to potential licensors of our titanium processing technology. As of May 13, 2003, we have no commitments to provide additional financing for periods after May 2003, to purchase titanium dioxide nanoparticles or to license our titanium processing technology.

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

         With respect to RenaZorb(TM), testing of this product using animals was initiated in late 2002 and completed in April 2003, with test results indicating that RenaZorb(TM) has therapeutic potential in animal testing. We are in discussions with four pharmaceutical companies who may be interested in doing further testing and negotiating a license agreement. Altair is uncertain what the terms of such license agreement would be, but pharmaceutical license agreements often involve up front or staged payments, in addition to royalties once the drug is approved by the FDA and marketed. Based on our understanding of terms of license agreements under similar circumstances, we believe that up-front or early stage payments associated with such a license agreement may be large enough to provide liquidity for Altair throughout 2003, and even permit Altair to report one-time profitability during 2003. We can, however, provide no assurance that we will enter into such a license agreement or that such license agreement would involve any significant up-front payments. If we are unable to enter into a license agreement with respect to RenaZorb(TM) or another product during the first six months of 2003 (or otherwise consummate one or more significant licensing, sale or equity transactions), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

Capital  Commitments
--------------------

         The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments, facilities lease payments and contractual service agreements, and the periods in which payments are due as of March 31, 2003:

                                                      Less Than                               After
Contractual Obligations                   Total         1 Year      1-3 Years   4-5 Years    5 Years
--------------------------------        ----------    ----------   ----------   ----------   ----------
Notes Payable                           $4,300,000*   $1,300,000   $  600,000   $1,200,000   $1,200,000
Mineral Leases                           1,135,021       181,410      452,868      392,055      108,688
Contractual Service Agreements             494,122       344,122      100,000       50,000         --
                                        ----------    ----------   ----------   ----------   ----------
Total Contractual Obligations           $5,929,143    $1,825,532   $1,152,868   $1,642,055   $1,308,688
                                        ==========    ==========   ==========   ==========   ==========

* Before discount of $450,865.


Critical Accounting Policies and Estimates

         Management based this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         o Long-lived assets. Our long-lived assets consist principally of titanium processing assets, the intellectual property (patents and patent applications) associated with it, and a building. At March 31, 2003, the carrying value of these assets was $8,267,239, or 96% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

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

Results of Operations

         Our first quarter of 2003 ended March 31, 2003. For the first quarter of 2003, net losses totaled $1,316,994 ($.04 per share) compared to $1,679,531 ($.07 per share) for the same period of 2002. Principal factors contributing to the losses during these periods were the lack of substantial revenue together with the incurrence of operating expenses.

         For the first quarter of 2003, we generated revenues of $20,277. Of this amount, $1,581 came from sales of titanium dioxide nanoparticles. The remaining $18,696 of revenues came from fees earned under a services agreement entered into with a materials company in September 2002. Under the terms of the services agreement, we tested the materials company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. The testing is complete and a proposal for further development work has been given to the materials company for evaluation.

         We significantly reduced our expenditures for mineral exploration and development in order to conserve cash for operating requirements and development of the titanium processing technology. Accordingly, mineral exploration and development expenses decreased by $123,474 from $152,188 in the first quarter of 2002 to $28,714 in the first quarter of 2003. We expect our expenditures on mineral exploration and development to remain low throughout 2003.

         Our research and development ("R&D") efforts in the first quarter of 2003 were directed principally to pharmaceuticals and titanium pigment process development. R&D expenses increased by $74,184 from $138,609 in the first quarter of 2002 to $212,793 in the same period of 2003, principally as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on mineral exploration and development activities. We expect our R&D expenses for the remainder of fiscal 2003 to remain at levels higher than those of fiscal 2002.

         Professional services, which consist principally of legal, consulting and audit expenses, decreased by $41,715 from $226,073 during the first quarter of 2002 to $184,358 in the first quarter of 2003. The decrease is attributable to a decline in consulting expenses of $46,000 resulting principally from decreases in warrants granted to outside service providers.

         General and administrative expenses decreased by $50,290 from $608,128 in first quarter of 2002 to $557,838 in the same period of 2003. Sample costs decreased by $22,000 as more effort was placed into development projects and less into sample preparation. In addition, rents decreased by $67,000 due to our purchase, in August 2002, of the 204 Edison Way building that was previously leased. Other general corporate expenses were reduced by a net amount of $5,000. Offsetting these reductions was an increase in investor relations expense of $44,000. In the first quarter of 2003, we paid an investor relations firm 75,000 common shares with a value of $37,500 for assistance with a new investor relations program.

         During the second quarter of 2002, we recorded an asset impairment for the jig assets which reduced their depreciable balance to zero. As a result, depreciation is no longer recorded for these assets and depreciation and amortization expense decreased by $67,074 from $285,699 in the first quarter of 2002 to $218,625 in the first quarter of 2003.

         Interest expense decreased by $168,125 from $288,298 in the first quarter of 2002 to $120,173 in the first quarter of 2003. The decrease is due to an amendment of our note payable to Doral 18, LLC in November 2002 which, among other things, reduced the balance from $2,000,000 to $1,400,000. The accounting guidance provided by EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, required that the amended note be recorded at its face amount with no discount, whereas the prior note had been recorded at a discount with subsequent amortization of the discount to interest expense. This elimination of the debt discount expense, together with the decrease in note balance, is responsible for the decrease in interest expense from the first quarter of 2002 to the first quarter of 2003.


Forward-Looking Statements

        This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend,"
"expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the titanium processing technology and assets (including for pharmaceutical use), development of the centrifugal jig and the Tennessee mineral property, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

         o We have not generated any substantial operating revenues and may not ever generate substantial revenues.

         o As shown in the consolidated financial statements for the quarter ended March 31, 2003, we incurred a net loss of $1,316,994 for the quarter ended March 31, 2003, and since the date of inception have incurred cumulative net losses of $40,598,899. At March 31, 2003, current liabilities exceeded current assets by $1,710,655. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

         o We have pledged all of the intellectual property, fixed assets and common stock of Altair Nanomaterials, Inc., our second-tier wholly-owned subsidiary, to secure repayment of a Secured Term Note with a face value of $1,400,000 issued on November 21, 2002. Altair Nanomaterials, Inc. owns and operates the titanium processing technology we acquired from BHP in 1999. The Secured Term Note is also secured by a pledge of the common stock and leasehold assets of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. The Secured Term Note is due and payable on March 31, 2004 (subject to immediate call if the transaction in which the Secured Term Note was issued is not approved at our June 2003 annual meeting). If we default on the Secured Term Note, severe remedies will likely be available to the holder of the Secured Term Note, including immediate seizure and disposition of all pledged assets.

         o Our ability to remain listed on the Nasdaq SmallCap Market will depend upon our ability to increase the market price of our common stock to $1.00 per share and to satisfy other listing criteria by the end of a probationary period which expires in June 2003. Delisting from the Nasdaq SmallCap Market may have a significant negative impact on the trading price, volume and marketability of our common shares.

         o In the short run, to the extent we generate any significant revenue, we expect such revenue to come through the licensing of our titanium processing technology, specifically the pharmaceutical application of the technology (i.e. RenaZorb(TM)) and the application of our technology for large-scale titanium pigment production. With respect to both possible applications, we have conducted, and/or interested parties have conducted, initial testing, and we are in discussions regarding follow up testing that could reasonably lead to a significant license agreement. However, with respect to both possible applications, we have no formal or informal commitments to license our technology and cannot predict when, or if, any significant licensing agreement will be signed. If we are unable to enter into such a license agreement during the first six months of 2003 (or otherwise consummate one or more significant licensing, sale or equity transactions), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

         o In the short run, we also plan to use the titanium processing technology to produce TiO2 nanoparticles, and we also intend to license the technology to others. TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no long-term agreements with end users to purchase any of our TiO2 nanoparticle products. In addition, we have not yet entered into any agreements to license the technology. We may be unable to recoup our investment in the titanium processing technology and titanium processing equipment.

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


        In addition to the foregoing, we recommend that you review the risk factors and other cautionary statements contained in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2003, we issued 75,000 common shares to a consultant in a private placement pursuant to the terms of a contract under which the consultant will provide consultant services to the Company and. 35,000 common shares to a second consultant in a private placement pursuant to the terms of a contract under which the consultant will provide advisory services to the Company. Both such transactions were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act based upon the following: (a) each consultant had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to the offering, and each consultant confirmed that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each consultant was provided with a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the consultant with respect to the Company; (d) each consultant acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In addition, during the quarter ended March 31, 2003, we sold 1,750,000 common shares and 1,750,000 Series 2003B warrants in exchange for aggregate consideration of $595,000 in a private placement to a single institutional accredited investor. The warrants have an exercise price of $1.00 per share and expire in March 2008. Such common shares and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following: (a) the investor represented and warranted to the Company that it was an institutional "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; the investor was any existing shareholder of the Company and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided with an offering summary, a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

a) See Exhibit Index attached hereto.

b) No reports on Form 8-K have been filed during the first quarter of 2003.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Altair Nanotechnologies Inc.



 May 14, 2003              By:  /s/ William P. Long
---------------------           --------------------------------------------
 Date                           William P. Long, Chief Executive Officer



May 14, 2003               By:  /s/ Edward H. Dickinson
---------------------           --------------------------------------------
Date                            Edward H. Dickinson, Chief Financial Officer

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

Date: May 14, 2003
                                  /s/ William P. Long
                                 -----------------------------------------------
                                  William P. Long
                                  Chief Executive Officer

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

Date: May 14, 2003
                                  /s/ Edward H. Dickinson
                                  ----------------------------------------------
                                  Edward H. Dickinson
                                  Chief Financial Officer



                                  EXHIBIT INDEX

  Exhibit No.                          Exhibit                            Incorporated by Reference/Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
      3.1         Articles of Continuance                                Incorporated by reference to the Current
                                                                         Report on Form 8-K filed with the SEC on
                                                                         July 18, 2002

      4.1         Bylaw No. 1                                            Incorporated by reference to the Current
                                                                         Report on Form 8-K filed with the SEC on
                                                                         July 18, 2002

      4.2         Form of 2003B Warrant                                  Filed herewith

     10.1         Amendment No. 1 to the Registrant 2002 Wage            Incorporated by reference to the
                  Stock  Purchase Plan                                   Registration Statement on Form S-8, file
                                                                         no. 333-104435, filed with the SEC on April 10,
                                                                         2003

     99.1         Certification of Chief Executive Officer               Filed herewith

     99.2         Certification of Chief Financial Officer               Filed herewith
