Form 10-Q
period 2003-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2003-08-13
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Canada                      1-12497                   None
   -----------------------------   ---------------------   -------------------
   (State or other jurisdiction    (Commission File No.)      (IRS Employer
       of incorporation)                                   Identification No.)


                                 204 Edison Way
                               Reno, Nevada 89502
      -------------------------------------------------------------------
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (775) 858-3750



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



 As of August 11, 2003 the registrant had 38,290,162 Common Shares outstanding.

                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                   June 30,      December 31,
                                                                    2003            2002
                                                                ------------    ------------
                             ASSETS
Current Assets
     Cash and cash equivalents                                  $  1,032,248    $    244,681
     Accounts receivable                                                 536         132,859
     Other current assets                                             26,742          22,598
                                                                ------------    ------------
         Total current assets                                      1,059,526         400,138

Property, Plant and Equipment, net                                 6,973,068       7,349,818

Patents and Related Expenditures, net                              1,103,409       1,146,249

Other Assets                                                          18,200          18,200
                                                                ------------    ------------
                          Total Assets                          $  9,154,203    $  8,914,405
                                                                ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                     $    448,582    $    455,246
     Accrued liabilities                                             242,366         149,257
     Note payable - current portion                                  853,711            --
                                                                ------------    ------------
         Total current liabilities                                 1,544,659         604,503
                                                                ------------    ------------
Note Payable, Long-Term Portion                                    2,594,006       3,905,040
                                                                ------------    ------------
Commitments and Contingencies (Notes 1, 3, 4 and 5)

Stockholders' Equity
     Common stock, no par value,  unlimited
     shares  authorized;  37,282,787 and
       30,244,348 shares issued and  outstanding
       at June 30, 2003 and December
       31, 2002                                                   47,226,583      43,787,850
     Deficit accumulated during the development stage            (42,211,045)    (39,382,988)
                                                                ------------    ------------
                   Total Shareholders' Equity                      5,015,538       4,404,862
                                                                ------------    ------------
           Total Liabilities and Shareholders' Equity           $  9,154,203    $  8,914,405
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


                                                                                                                Period
                                                                                                             April 9, 1973
                                                     Three Months Ended              Six Months Ended          (date of
                                                          June 30,                       June 30,            inception) to
                                              ------------------------------------------------------------      June 30,
                                                   2003            2002           2003            2002           2003
                                              ------------    ------------    ------------    ------------    ------------
Sales                                         $      4,434    $      4,734    $     24,711    $     53,671    $    321,022
Cost of sales                                          938           1,151          15,888          31,326         127,646
                                              ------------    ------------    ------------    ------------    ------------
Gross Margin                                         3,496           3,583           8,823          22,345         193,376
                                              ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development            15,167         206,589          43,881         358,777       6,561,523
     Research and development                      202,388         164,040         415,181         302,649       4,131,277
     Professional services                         157,208         229,367         341,566         455,440       3,618,008
     General and administrative expenses           599,050         638,086       1,156,888       1,246,214      15,364,685
     Depreciation and amortization                 218,359         285,702         436,984         571,401       5,952,106
     Asset impairment                                 --         2,759,956            --         2,759,956       2,759,956
                                              ------------    ------------    ------------    ------------    ------------
       Total operating expenses                  1,192,172       4,283,740       2,394,500       5,694,437      38,387,555
                                              ------------    ------------    ------------    ------------    ------------
Loss from Operations                             1,188,676       4,280,157       2,385,677       5,672,092      38,194,179
                                              ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                              146,119         308,539         266,292         596,837       4,801,631
     Interest income                                  (204)           (832)           (384)         (1,534)       (816,329)
     Loss (gain) on foreign exchange                  --               390            --               390        (557,942)
     Loss on extinguishment of debt                   --              --              --              --           914,667
     Gain on forgiveness of debt                      --              --              --              --          (795,972)
     Loss on redemption of convertible
       debentures                                     --              --              --              --           193,256
                                              ------------    ------------    ------------    ------------    ------------
       Total other expense, net                    145,915         308,097         265,908         595,693       3,739,311
                                              ------------    ------------    ------------    ------------    ------------
Net loss                                         1,334,591       4,588,254       2,651,585       6,267,785      41,933,490
Preferential Warrant Dividend                      176,472            --           176,472            --           277,555
                                              ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders           $  1,511,063    $  4,588,254    $  2,828,057    $  6,267,785    $ 42,211,045
                                              ============    ============    ============    ============    ============

Loss per common share - Basic and diluted     $        .04    $        .19    $        .09    $        .27    $       4.80
                                              ============    ============    ============    ============    ============
Weighted average shares - Basic and diluted     35,287,020      24,021,819      32,920,570      23,435,395       8,794,046
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

                                                                                            Period
                                                                                         April 9, 1973
                                                                Six Months Ended            (date of
                                                                    June 30,             inception) to
                                                         ----------------------------       June 30,
                                                              2003            2002           2003
                                                         ------------    ------------    ------------
Cash flows from exploration activities:
     Net loss                                            $ (2,651,585)   $ (6,267,785)   $(41,933,490)
     Adjustments to reconcile net loss to net cash
       used in exploration activities:
       Depreciation and amortization                          436,984         571,401       5,952,106
       Shares issued for services                              89,298            --           392,724
       Shares issued for interest                              97,037         160,985       1,213,072
       Issuance of stock options to non-employees              30,256           4,732       3,061,397
       Issuance of stock options to employees                    --              --            78,220
       Issuance of stock warrants                              37,066         108,556         961,927
       Amortization of discount on note payable                88,966         215,179         888,655
       Amortization of debt issuance costs                       --           220,674         504,567
       Asset impairment                                          --         2,759,956       2,759,956
       Loss on extinguishment of debt                            --              --           914,667
       Loss on redemption of convertible debentures              --              --           193,256
       Gain on forgiveness of debt                               --              --          (795,972)
       Loss on disposal of fixed assets                          --              --             1,945
       Gain on foreign currency translation                      --              --          (559,179)
       Deferred financing costs written off                      --              --           515,842
     Changes in assets and liabilities (net of effects
       of acquisition):
       Accounts receivable                                    132,323          (7,495)           (536)
       Other current assets                                    (4,144)         23,665       1,707,856
       Other assets                                              --            (2,000)       (170,720)
       Trade accounts payable                                  (6,664)        115,216         334,083
       Accrued liabilities                                     93,109         590,100          87,651
       Deferred revenue                                          --           (40,972)           --
                                                         ------------    ------------    ------------

Net cash used in exploration activities                    (1,657,354)     (1,547,788)    (23,891,973)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                           --              --        (9,625,154)
     Purchase of property and equipment                       (17,394)        (57,730)     (3,678,819)
     Purchase of patents and related expenditures                --              --        (1,882,187)
                                                         ------------    ------------    ------------

Net cash used in investing activities                         (17,394)        (57,730)    (15,186,160)
                                                         ------------    ------------    ------------

                                   (continued)


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                                                              Period
                                                                                            April 9, 1973
                                                                    Six Months Ended          (date of
                                                                        June 30,            inception) to
                                                           ----------------------------       June 30,
                                                                2003             2002          2003
                                                           ------------    ------------    ------------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     issuance costs                                        $  2,367,103    $  1,125,000    $ 23,875,884
   Collection of stock subscription receivable                     --              --           561,300
   Issuance of shares under Employee Stock
     Purchase Plan                                              277,212            --           369,395
   Issuance of convertible debenture                               --              --         5,000,000
   Proceeds from exercise of stock options                       98,000            --         2,806,491
   Proceeds from exercise of warrants                              --           300,477       4,917,805
   Issuance of related party notes                                 --             6,243         174,243
   Issuance of notes payable                                       --              --        19,130,540
   Payment of notes payable                                    (280,000)           --       (13,823,579)
   Payment of related party notes                                  --          (149,243)       (174,243)
   Payment on capital lease                                        --            (2,312)        (27,075)
   Purchase of call options                                        --              --          (449,442)
   Redemption of convertible debentures                            --              --        (2,250,938)
                                                           ------------    ------------    ------------

Net cash provided by financing activities                     2,462,315       1,280,165      40,110,381
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and equivalents                 787,567        (325,353)      1,032,248

Cash and cash equivalents, beginning of period                  244,681         599,884            None
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of period                   $  1,032,248    $    274,531    $  1,032,248
                                                           ============    ============    ============

Supplemental disclosures:
Cash paid for interest                                     $     80,289            None
                                                           ============    ============

Cash paid for income taxes                                         None            None
                                                           ============    ============

Supplemental schedule of non-cash investing and financing activities:
For the six months ended June 30, 2003:
   - We issued 681,994 common shares to Doral 18, LLC in payment of $266,290 of principal on our note payable.
   - We repriced warrants, held by a shareholder, for 796,331 common shares. The repriced warrants have an incremental fair value of $176,472 and have been accounted for as a preferential warrant dividend.

For the six months ended June 30, 2002:
   - None
                                   (concluded)
                       (See Notes to Financial Statements)

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

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we incurred net losses of $2,651,585 for the six months ended June 30, 2003, and since the date of inception have incurred cumulative net losses of $41,933,490. At June 30, 2003, current liabilities exceeded current assets by $485,133. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

        At June 30, 2003, we had cash and cash equivalents of $1,032,248, and during the period July 1, 2003 through August 7, 2003 we received net proceeds of $757,795 from sales of common shares and warrants. These amounts of cash are sufficient to fund our basic operations through December 2003. In order to conserve cash, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We will require additional financing during December 2003 in order to provide working capital to fund our day-to-day operations.

     Because our projected near-term sales of nanoparticle products are minimal, we expect to generate such funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of August 7, 2003, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

        The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


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

        Recent Accounting Pronouncements - In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. We adopted SFAS No. 143 on January 1, 2003. The impact was not significant on our consolidated financial statements.

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

        On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have an impact on the consolidated financial statements.

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity, was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the consolidated financial statements.

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


                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                   -----------------------   -----------------------
                                                      2003          2002        2003          2002
                                                   ----------   ----------   ----------   ----------
Net loss applicable to shareholders (basic and
   diluted) as reported                            $1,511,063   $4,588,254   $2,828,057   $6,267,785
Deduct: stock-based employee compensation
   expense included in reported net loss, net of
    related tax effects                                  --           --           --           --
Add: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                             69,362      104,016       77,997      142,663
                                                   ----------   ----------   ----------   ----------

Pro forma net loss applicable to shareholders      $1,580,425   $4,692,270   $2,906,054   $6,410,448
                                                   ==========   ==========   ==========   ==========

Loss per common share (basic and diluted):
   As reported                                     $     0.04   $     0.19   $     0.09   $     0.27
                                                   ==========   ==========   ==========   ==========
   Pro forma                                       $     0.04   $     0.20   $     0.09   $     0.27
                                                   ==========   ==========   ==========   ==========

Note 3.  Common Stock

        Common stock transactions during the six months ended June 30, 2003 were as follows:


                                                         Common Stock
                                                 -----------------------------
                                                                     Stated
                                                     Shares          Amount
                                                 -----------------------------
Balance, December 31, 2002                         30,244,348     $43,787,850
Shares issued for cash                              5,162,402       2,367,103
Stock options issued to non-employees                       -          30,256
Shares issued for services                            213,102          89,298
Stock warrants issued                                       -          37,066
Shares issued under Employee Stock Purchase Plan      598,322         277,212
Shares issued for settlement of debt                  681,994         266,290
Shares issued for interest                            242,619          97,037
Exercise of stock options                             140,000          98,000

Preferential warrant dividend                               -         176,472
                                                 -----------------------------
Balance, June 30, 2003                             37,282,787     $47,226,583
                                                 =============================


        During the six months ended June 30, 2003, shares issued for cash consisted of the following transactions:

o On March 31, 2003, we issued 1,750,000 common shares and 1,750,000 warrants in a private placement for cash proceeds of $595,000. The warrants have an exercise price of $1.00 per share and expire in March 2008.

o From April 17 to May 14, 2003, we issued 1,396,898 common shares and 698,450 warrants in a public offering for cash proceeds of $472,103. The warrants have an exercise price of $1.00 per share and expire in April and May 2008.

o On May 20 and May 22, 2003, we issued 2,015,504 common shares and 1,007,753 warrants in private placements for cash proceeds of $1,300,000. The warrants have an exercise price of $1.35 per share and expire in May 2008.

        During the six months ended June 30, 2003, we issued 213,102 common shares and 51,551 warrants with a value of $89,298 in return for consulting and investor relations services. The warrants have an exercise price of $1.00 per share and expire in May 2008.

        On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. During the six months ended June 30, 2003, a total of 598,322 common shares were issued under the ESPP at prices ranging from $0.33 to $1.18 per share.

        In accordance with the terms of our note payable to Doral 18, LLC ("Doral"), a conversion right with respect to $280,000 of principal accrued on March 1, 2003. Effective that date, Doral had the right to convert all or some of the accrued principal into the Company's common shares using a conversion price equal to 70% of the average closing price of our common shares for the five trading days prior to March 1, 2003. During the six months ended June 30, 2003, Doral elected to exercise their conversion right with respect to $266,290 of principal and, as a result, we issued to them 924,613 common shares. Of this amount, 681,994 common shares with a fair value of $266,290 relate to the payment of principal against the note. The remaining 242,619 common shares with a fair value of $97,037 represent additional shares issued in accordance with the beneficial conversion feature of the note, and were recorded as additional interest expense.

        During the six months ended June 30, 2003, a total of 140,000 stock options were exercised at $.70 each for net proceeds of $98,000.

        On June 2, 2003, we reduced the exercise price of 796,331 outstanding warrants held by a shareholder to $1.00 per share. As a result, we recorded a preferential warrant dividend of $176,472 as of the repricing date. The warrants had been previously issued with exercise prices ranging from $2.50 to $3.50.

Note 4.  Notes Payable

        Notes payable consisted of the following at June 30, 2003 and December 31, 2002:

                                            June 30, 2003    December 31, 2002
                                           ----------------  ----------------
  Note payable to BHP Minerals
     International, Inc.                    $ 2,594,006         $  2,505,040
  Note payable to Doral 18, LLC                 853,711            1,400,000

  Less current portion                         (853,711)                   -
                                             ----------------   --------------
  Long-term portion of notes payable        $ 2,594,006         $  3,905,040
                                             ================   ==============



Note 5.  Intangible Assets

        Our intangible assets consist of patents and related expenditures associated with the titanium processing technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of June 30, 2003 was:

                                 Gross                                  Net
                               Carrying           Accumulated        Carrying
                                Amount           Amortization         Amount
                            ---------------   ----------------  ---------------
   Patents and related
      expenditures          $     1,517,736   $       (414,327)       1,103,409

        The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $42,840 for the six months ended June 30, 2003, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2002 and June 30, 2003 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2002 and June 30, 2003. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. The titanium processing technology also has a potential pharmaceutical application, a new active pharmaceutical ingredient that we call RenaZorb(TM), for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis. During 2002, and through June 30, 2003, our efforts were directed toward these three applications of the titanium processing technology.


Liquidity and Capital Resources

     We generated $24,711 of sales revenues in the first six months of 2003 but incurred a net loss of $2,651,585. At June 30, 2003, our accumulated deficit was $42,211,045, or an increase of $2,828,057 over the accumulated deficit at December 31, 2002. This increase was due to the net loss for the period plus a preferential warrant dividend of $176,472.

     Our cash and short-term investments increased from $244,681 at December 31, 2002 to $1,032,248 at June 30, 2003 due to the receipt of $2,367,103 from the sale of common shares and warrants, receipt of $98,000 from the exercise of stock options and the collection of $130,000 of accounts receivable that were outstanding at December 31, 2002. These increases in cash were partially offset by normal cash operating expenditures and the payment of $280,000 of principal against the Doral 18, LLC note.

     On August 6, 2002, we adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. During the six months ended June 30, 2003, a total of 598,322 common shares were issued under the ESPP, resulting in proceeds of $277,212.

     Current and Expected Liquidity. At June 30, 2003, we had cash and cash equivalents of $1,032,248, an amount that would be sufficient to fund our basic operations through October 2003. Between July 1, 2003 and the filing date of this report, we sold 891,524 common shares and 445,762 warrants to purchase common shares for proceeds of $757,795. This additional cash will allow us to continue our operations through December 2003. After that date, we will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property.

     We expect to generate funds through offerings of our common stock and warrants to purchase our common stock, and additional exercises of outstanding warrants, during the remainder of 2003. We also expect to generate limited revenues from sales of nanoparticle products, fees generated from development and testing services provided to potential licensors of our titanium processing technology and government grant programs for development of nanotechnology applications. As of August 7, 2003, we have no commitments from investors to provide additional financing for periods after August 2003, to purchase titanium dioxide nanoparticles or to license our titanium processing technology.

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

     With respect to RenaZorb(TM), testing of this product using animals was initiated in late 2002 and completed in April 2003, with test results indicating that RenaZorb(TM) has therapeutic potential in animal testing. In April 2003, we hired a consultant to contact pharmaceutical companies that may be interested in doing further testing and negotiating a license agreement. To date, several such companies have expressed an interest in RenaZorb(TM). Altair is uncertain what the terms of a RenaZorb(TM) license agreement would be, but pharmaceutical license agreements often involve up front or staged payments, in addition to royalties once the drug is approved by the FDA and marketed. We can, however, provide no assurance that we will enter into such a license agreement or that such license agreement would involve any significant up-front payments. If we are unable to enter into a license agreement with respect to RenaZorb(TM) or another product during 2003 (or otherwise consummate one or more significant licensing, sale or equity transactions), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

     Capital Commitments. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2003:

                                                Less Than                                After
Contractual Obligations             Total        1 Year      1-3 Years     4-5 Years    5 Years
-----------------------          ----------    ----------   ----------   ----------   ----------
Notes Payable                    $3,853,711*   $  853,711   $  600,000   $1,200,000   $1,200,000
Mineral Leases                    1,135,021       181,410      452,868      392,055      108,688

Contractual Service Agreements      499,865       362,365      100,000       37,500         --
                                 ----------    ----------   ----------   ----------   ----------
Total Contractual Obligations    $5,488,597    $1,397,486   $1,152,868   $1,629,555   $1,308,688
                                 ==========    ==========   ==========   ==========   ==========

* Before discount of $405,996.


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

o Long-lived assets. Our long-lived assets consist principally of titanium processing assets, the intellectual property (patents and patent applications) associated with it, and a building. At June 30, 2003, the carrying value of these assets was $8,064,000, or 88% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the absence of continuing technology rights protection.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

     The net loss applicable to shareholders for the quarter ended June 30, 2003, which was the second quarter of our 2003 fiscal year, totaled $1,511,063 ($.04 per share) compared to $4,588,254 ($.19 per share) for the second quarter of 2002. However, results for the second quarter of 2002 were significantly affected by an asset impairment of $2,759,956 recorded in June 2002. Other than this, the principal factors contributing to the losses during these periods were the lack of substantial revenue combined with the incurrence of operating expenses.

     In the second quarter of 2003, we generated sales revenues of $4,434, all of which came from sales of titanium dioxide nanoparticles. In the second quarter of 2002, we generated sales revenues of $4,734 from sales of titanium dioxide nanoparticles and lithium titanate nanoparticles.

     We have significantly reduced our expenditures for mineral exploration and development in order to conserve cash for operating requirements and development of the titanium processing technology. In addition, certain employees who were previously involved in mineral exploration and development have been reassigned to research and development work, primarily titanium pigment process development. Accordingly, mineral exploration and development expenses decreased by $191,422 from $206,589 in the second quarter of 2002 to $15,167 in the second quarter of 2003. We expect our expenditures on mineral exploration and development to remain low throughout 2003.

     Our research and development ("R&D") efforts in the second quarter of 2003 were directed principally to pharmaceuticals, titanium pigment process development and nanoparticle products. R&D expenses increased by $38,348 from $164,040 in the second quarter of 2002 to $202,388 in the same period of 2003, principally as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on mineral exploration and development activities. We expect our R&D expenses for the remainder of fiscal 2003 to remain at levels higher than those of fiscal 2002.

     Professional services, which consist principally of legal, consulting and audit expenses, decreased by $72,159 from $229,367 during the second quarter of 2002 to $157,208 in the second quarter of 2003. In second quarter 2002, we incurred $134,000 in consulting costs, primarily for assistance with new financing, but in second quarter 2003, these costs were only $27,000. This decrease is partially offset by an increase in legal expenses of $35,000 resulting from an increase in financing activities and related regulatory filings, as well as increased patent work associated with the titanium processing technology.

     General and administrative expenses decreased by $39,036 from $638,086 in second quarter of 2002 to $599,050 in the same period of 2003. Shareholder information expenses decreased by $29,000 as the result of a difference in the timing of these expenses from year to year. This timing difference is expected to reverse in the third quarter. Stock exchange fees decreased by $23,000 principally due to a billing error by Nasdaq that resulted in an over-billing in the second quarter of 2002. This error was corrected in the fourth quarter of 2002. Rents decreased by $63,000 due to our purchase, in August 2002, of the 204 Edison Way building that was previously leased. However, this decrease was partially offset by an increase in property taxes and utilities for the Edison Way building of $48,000. Sample costs decreased by $12,000 as more effort was placed into development projects and less into sample preparation. Technical operating costs such as laboratory supplies and small tools decreased by $21,000 as a result of our efforts to reduce expenditures. These decreases were partially offset by an increase in investor relations expense of $32,000. This increase resulted from a new investor relations program initiated in the second quarter of 2003. In addition, stock options expense increased by $23,000 as the result of options granted to a service provider, and general insurance expense increased by $7,000.

     During the second quarter of 2002, we recorded an asset impairment for the jig assets which reduced their depreciable balance to zero. As a result, depreciation is no longer recorded for these assets and depreciation and amortization expense decreased by $67,343 from $285,702 in the second quarter of 2002 to $218,359 in the second quarter of 2003.

     Interest expense decreased by $162,420 from $308,539 in the second quarter of 2002 to $146,119 in the second quarter of 2003. The decrease is due to a reduction in the principal balance of our note payable to Doral 18, LLC (the "Doral Note") from $1,400,000 to $853,711 during the six months ended 2003, and the effect of an amendment of the Doral Note in November 2002 which, among other things, reduced the balance from $2,000,000 to $1,400,000. The accounting guidance provided by EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, required that the amended note be recorded at its face amount with no discount, whereas the prior note had been recorded at a discount with subsequent amortization of the discount to interest expense. This elimination of the debt discount expense contributed to the decrease in interest expense from second quarter 2002 to second quarter 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

        For the six months ended June 30, 2003, the net loss applicable to shareholders was $2,828,057 ($.09 per share) compared to $6,267,785 ($.27 per share) for the same period of 2002. Again, results for the six months ended June 30, 2002 were significantly affected by an asset impairment of $2,759,956 recorded in June 2002.

        During  the six months  ended  June 30,  2003,  sales  revenues  totaled
$24,711. Of this amount, $6,015 came from sales of titanium dioxide nanoparticles. The remaining $18,696 of revenues came from fees earned under a services agreement entered into with a materials company in September 2002. Under the terms of the services agreement, we tested the materials company's mineral concentrates in the production of titanium dioxide pigments using our titanium processing technology. The testing is complete and a proposal for further development work has been given to the materials company for evaluation.

        As explained above, we have significantly reduced our expenditures for mineral exploration and development and have reassigned certain employees to research and development work. As a result of this, mineral exploration and development expenses for the six months ended June 30, 2003 decreased by $314,896 to $43,881 from $358,777 for the same period in 2002. In turn, research and development expenses increased by $112,532 from $302,649 in the six months ended June 30, 2002 to $415,181 in the same period of 2003.

        Professional services decreased by $113,874 from $455,440 in the six months ended June 30, 2002 to $341,566 in the same period of 2003. Consulting expenses, which were incurred primarily for assistance with new financing, decreased from $250,000 in the six months ended June 30, 2002 to $105,000 during the same period in 2003. This decrease was partially offset by an increase in legal expenses for preparation of financing documents and regulatory filings, and additional patent work.

        General and administrative expenses decreased by $89,326 from $1,246,214 during the six months ended June 30, 2002 to $1,156,888 in the same period of 2003. Shareholder information expenses decreased by $38,000 as the result of a difference in the timing of these expenses from year to year. This timing difference is expected to reverse in the third quarter. Stock exchange fees decreased by $34,000 principally due to a billing error by Nasdaq that resulted in an over-billing in the second quarter of 2002. This error was corrected in the fourth quarter of 2002. Rents decreased by $129,000 due to our purchase, in August 2002, of the 204 Edison Way building that was previously leased. However, this decrease was partially offset by an increase in utilities for the Edison Way building of $82,000. Sample costs decreased by $34,000 as more effort was placed into development projects and less into sample preparation. Technical operating costs such as laboratory supplies and small tools decreased by $44,000 as a result of our efforts to reduce expenditures. These decreases were partially offset by an increase in investor relations expense of $76,000. This increase resulted from new investor relations programs initiated during the first six months of 2003. In addition, stock options expense increased by $23,000 as the result of options granted to a service provider, and general insurance expense increased by $10,000.

        During the second quarter of 2002, we recorded an asset impairment for the jig assets which reduced their depreciable balance to zero. As a result, depreciation is no longer recorded for these assets and depreciation and amortization expense decreased by $134,417 from $571,401 in the six months ended June 30, 2002 to $436,984 in the same period of 2003.

        Interest expense decreased by $330,545 from $596,837 in the six months ended June 30, 2002 to $266,292 in the same period in 2003. The decrease is due to a reduction in the principal balance of the Doral Note from $1,400,000 at December 31, 2002 to $853,711 at June 30, 2003, and the effect of an amendment of the Doral Note in November 2002 which, among other things, reduced the balance from $2,000,000 to $1,400,000. The accounting guidance provided by EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, required that the amended note be recorded at its face amount with no discount, whereas the prior note had been recorded at a discount with subsequent amortization of the discount to interest expense. This elimination of the debt discount expense contributed to the decrease in interest expense from the six months ended June 30, 2002 to the six months ended June 30, 2003.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend,"
"expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the titanium processing technology and assets (including for pharmaceutical use), licensing of the titanium processing technology for pharmaceutical or other uses, development of the centrifugal jig and the Tennessee mineral property, and any future acquisition activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

o We have not generated any substantial operating revenues and may not ever generate substantial revenues.

o As shown in the consolidated financial statements for the six months ended June 30, 2003, we incurred a net loss of $2,651,585 for the six months ended June 30, 2003, and since the date of inception have incurred cumulative net losses of $41,933,490. At June 30, 2003, current liabilities exceeded current assets by $485,133. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

o The sale in the open market of recently sold common shares and common shares issuable upon the exercise of purchase rights under existing notes, options and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of purchase rights and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

o        We have  pledged all of the  intellectual  property,  fixed  assets and common stock of Altair Nanomaterials, Inc., our second-tier wholly-owned subsidiary, to secure repayment of a Secured Term Note with a face value of $1,400,000 issued on November 21, 2002. Altair Nanomaterials, Inc. owns and operates the titanium and nanoparticle processing technology we acquired from BHP in 1999. The Secured Term
         Note is also secured by a pledge of the common stock and leasehold assets of Mineral Recovery Systems, Inc., which owns and operates our leasehold interests in the Camden, Tennessee area. The Secured Term
         Note is due and payable on March 31, 2004. If we default on the Secured Term Note, severe remedies will likely be available to the holder of the Secured Term Note, including immediate seizure and disposition of all pledged assets.

o In the short run, to the extent we generate any significant revenue, we expect such revenue to come through the licensing of our titanium processing technology, specifically the pharmaceutical application of the technology (i.e. RenaZorb(TM)) and the application of our technology for large-scale titanium pigment production. With respect to both possible applications, we have conducted, and/or interested parties have conducted, initial testing, and we are in discussions regarding follow up testing that could reasonably lead to a significant license agreement. However, with respect to both possible applications, we have no formal or informal commitments to license our technology and cannot predict when, or if, any significant licensing agreement will be signed. If we are unable to enter into such a license agreement during 2003 (or otherwise consummate one or more significant licensing, sale or equity transactions), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

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

Item 4.       Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     Between May 20, 2003 and May 22, 2003, we sold 2,015,504 common shares and 1,007,753 Series 2003C warrants in exchange for aggregate consideration of $1,300,000 in a private placement to three institutional accredited investors. The warrants have an exercise price of $1.35 per share and expire in May 2008. Such common shares and warrants were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following: (a) each investor represented and warranted to the Company that it was an institutional "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to the offering, and each investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) each investor was provided with an offering summary, a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

        We held an Annual Meeting of Shareholders on June 27, 2003 at which the shareholders considered and voted as follows on the items described below:

        1. The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        William Long                29,373,879               137,491                        -0-
        James Golla                 29,349,629               221,681                        -0-
        George Hartman              29,422,699               148,611                        -0-
        Robert Sheldon              29,393,299               178,011                        -0-
        Edward Dickinson            29,439,419               131,891                        -0-


        2. The shareholders considered whether to appoint Deloitte & Touche, LLP as auditors and authorize the Board of Directors to fix their remuneration. There were 29,471,755 votes cast in favor, 60,000 votes cast against, 39,555 votes withheld, and no broker non-votes, which vote was sufficient for approval.

        3. The shareholders considered a proposal to authorize, approve, adopt and ratify the issuance of common shares in connection with note, warrant and equity transactions between the Company and Doral 18, LLC. There were 8,587,577 votes cast in favor, 405,080 votes cast against, 104,095 votes withheld, and 20,474,558 broker non-votes, which vote was sufficient for approval.

        4. The shareholders considered a proposal to approve an amendment to the by-laws of the Company related to the indemnification of officers and directors of the Company. There were 29,063,352 votes cast in favor, 390,766 votes cast against, 117,192 votes withheld, and no broker non-votes, which vote was sufficient for approval.


Item 6.  Exhibits and Reports on Form 8-K

a)       See Exhibit Index attached hereto.

b) On May 28, 2003, the Company filed a Current Report on Form 8-K supplying a pro-forma balance sheet as of April 30, 2003 (with certain May 2003 transactions included) showing in excess of $5,000,000 in net assets. Such report was filed in order to certify to the NASD that the Company met certain shareholders'equity requirements related to its continued listing on the Nasdaq SmallCap Market.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Altair Nanotechnologies Inc.



             August 13, 2003                By:  /s/ William P.  Long
                                                 ---------------------------
                 Date                                William P. Long,
                                                     Chief Executive Officer



             August 13, 2003                By:  /s/ Edward H. Dickinson
                                                 ---------------------------
                 Date                                Edward H. Dickinson,
                                                     Chief Financial Officer


                                  EXHIBIT INDEX

  Exhibit No.                          Exhibit                            Incorporated by Reference/Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
      3.1         Bylaws                                                 Filed herewith


      4.1         Articles of Continuance                                Incorporated by reference to the Current
                                                                         Report on Form 8-K filed with the SEC on
                                                                         July 18, 2002


      4.3          Form of Series 2003C Warrant                          1ncorporated by reference to the Company's
                                                                         Iurrent Report on Form 8-K filed with the
                                                                         Commission on May 28, 2003, File No.
                                                                         C-12497.

      4.4          Form of Series 2003D Warrant                          Incorporated by reference to the Company's
                                                                         Registration Statement on Form S-3, File
                                                                         Ro. 333-106138, filed with the Commission
                                                                         on June 16, 2003.

      4.5          Amendment to Common Share Purchase Warrants dated     Incorporated by reference to the Company's
                   June 5, 2003                                          Registration Statement on Form S-3, File
                                                                         No. 333-106138, filed with the Commission
                                                                         on June 16, 2003.

     31.1         Section 302 Certification of Chief Executive           Filed herewith
                  Officer

     31.2         Section 302 Certification of Chief Financial           Filed herewith
                  Officer

     32.1         Section 906 Certification of Chief Executive           Filed herewith
                  fficer
                  O
     32.2         Section 906 Certification of Chief Financial           Filed herewith
                  Officer