Form 10-Q
period 2003-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2003-11-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                        204 Edison Way Reno, Nevada 89502
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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



As of November 12, 2003 the registrant had 40,216,839 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

                                                         September 30,   December 31,
                                                            2003             2002
                                                         ------------    ------------
                              ASSETS
Current Assets
     Cash and cash equivalents                           $  1,615,692    $    244,681
     Accounts receivable                                       17,056         132,859
     Other current assets                                      65,355          22,598
                                                         ------------    ------------
         Total current assets                               1,698,103         400,138

Property, Plant and Equipment, net                          6,825,311       7,349,818

Patents and Related Expenditures, net                       1,081,989       1,146,249

Other Assets                                                   18,200          18,200
                                                         ------------    ------------

                           Total Assets                  $  9,623,603    $  8,914,405
                                                         ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                              $    335,004    $    455,246
     Accrued liabilities                                      124,583         149,257
                                                         ------------    ------------
         Total current liabilities                            459,587         604,503
                                                         ------------    ------------

Note Payable, Long-Term Portion                             2,639,666       3,905,040
                                                         ------------    ------------

Commitments and Contingencies (Notes 1, 3, and 4)

Stockholders' Equity
     Common stock, no par value, unlimited shares
     authorized; 40,159,921 and 30,244,348 shares
     issued and outstanding at September 30, 2003
     and  December 31, 2002                                50,480,880      43,787,850
     Deficit accumulated during the development stage     (43,956,530)    (39,382,988)
                                                         ------------    ------------

                    Total Shareholders' Equity              6,524,350       4,404,862
                                                         ------------    ------------

            Total Liabilities and Shareholders' Equity   $  9,623,603    $  8,914,405
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

                                                                                                                 Period
                                                                                                             April 9, 1973
                                                                                                               (date of
                                                     Three Months Ended             Nine Months Ended        inception) to
                                                       September 30,                  September 30,          September 30,
                                                ----------------------------------------------------------
                                                     2003          2002            2003           2002           2003
                                                ---------------------------------------------------------------------------
Sales                                         $     17,318    $     45,089    $     42,029    $     98,760    $    338,340

Cost of sales                                       16,706          16,702          32,594          48,028         144,352
                                               ------------    ------------    ------------    ------------    -----------
Gross Margin                                           612          28,387           9,435          50,732         193,988
                                               ------------    ------------    ------------    ------------    -----------
Operating Expenses
     Mineral exploration and development            25,522         132,262          69,403         491,039       6,587,045
     Research and development                      246,585         146,749         661,766         449,398       4,377,862
     Professional services                         111,753         105,574         453,319         561,014       3,729,761
     General and administrative expenses           584,937         648,571       1,741,825       1,894,785      15,949,622
     Depreciation and amortization                 220,259         209,903         657,243         781,304       6,172,365
     Asset impairment                                 --              --              --         2,759,956       2,759,956
                                               ------------    ------------    ------------    ------------    -----------
       Total operating expenses                  1,189,056       1,243,059       3,583,556       6,937,496      39,576,611
                                               ------------    ------------    ------------    ------------    -----------
Loss from Operations                             1,188,444       1,214,672       3,574,121       6,886,764      39,382,623
                                               ------------    ------------    ------------    ------------    -----------
Other (Income) Expense:
     Interest expense                              141,658         316,676         407,950         913,513       4,943,289
     Interest income                                  (631)           (343)         (1,015)         (1,877)       (816,960)
     Loss (gain) on foreign exchange                  --              --              --               390        (557,942)
     Loss on extinguishment of debt                   --              --              --              --           914,667
     Gain on forgiveness of debt                      --              --              --              --          (795,972)
     Loss on redemption of convertible
       debentures                                     --              --              --              --           193,256
                                               ------------    ------------    ------------    ------------    -----------
       Total other expense, net                    141,027         316,333         406,935         912,026       3,880,338
                                               ------------    ------------    ------------    ------------    -----------
Net loss                                         1,329,471       1,531,005       3,981,056       7,798,790      43,262,961
Preferential Warrant Dividend                      416,014          48,666         592,486          48,666         693,569
                                               ------------    ------------    ------------    ------------    -----------
Net Loss Applicable to Shareholders           $  1,745,485    $  1,579,671    $  4,573,542    $  7,847,456    $ 43,956,530
                                               ============   ============    ============    ============    ============

Loss per common share - Basic and diluted     $       0.05    $       0.06    $       0.13    $       0.33    $       4.79
                                               ============   ============    ============    ============    ============

Weighted average shares - Basic and diluted     38,129,702      24,951,065      34,676,028      23,946,170       9,168,215
                                               ============   ============    ============    ============    ============

                       (See Notes to Financial Statements)


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)
(Split Table)                                                                               Period
                                                                                        April 9, 1973
                                                               Nine Months Ended           (date of
                                                                 September 30,          inception) to
                                                         ----------------------------   September 30,
                                                             2003            2002           2003
                                                         ------------    ------------    ------------
Cash flows from exploration activities:
     Net loss                                            $ (3,981,056)   $ (7,798,790)   $(43,262,961)

     Adjustments to reconcile net loss to net cash
       used in exploration activities:
       Depreciation and amortization                          657,243         781,304       6,172,365
       Shares issued for services                              89,298          25,000         392,724
       Shares issued for interest                             133,315         234,950       1,249,350
       Issuance of stock options to non-employees              30,256         167,393       3,061,397
       Issuance of stock options to employees                  33,600            --           111,820
       Issuance of stock warrants                              37,065         108,556         961,926
       Amortization of discount on note payable               134,626         347,554         934,315
       Amortization of debt issuance costs                       --           257,453         504,567
       Asset impairment                                          --         2,759,956       2,759,956
       Loss on extinguishment of debt                            --              --           914,667
       Loss on redemption of convertible debentures              --              --           193,256
       Gain on forgiveness of debt                               --              --          (795,972)
       Loss on disposal of fixed assets                          --              --             1,945
       Gain on foreign currency translation                      --              --          (559,179)
       Deferred financing costs written off                      --              --           515,842
     Changes in assets and liabilities (net of effects
       of acquisition):
       Accounts receivable                                    115,803         (37,792)        (17,056)
       Other current assets                                   (42,757)          4,612       1,669,243
       Other assets                                              --            71,558        (170,720)
       Trade accounts payable                                (120,242)        310,036         220,505
       Accrued liabilities                                    (24,674)        (11,736)        (30,132)
       Deferred revenue                                          --           (40,972)           --
                                                         ------------    ------------    ------------

Net cash used in exploration activities                    (2,937,523)     (2,820,918)    (25,172,142)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                           --              --        (9,625,154)
     Purchase of property and equipment                       (68,476)     (2,420,463)     (3,729,901)
     Purchase of patents and related expenditures                --              --        (1,882,187)
                                                         ------------    ------------    ------------

Net cash used in investing activities                         (68,476)     (2,420,463)    (15,237,242)
                                                         ------------    ------------    ------------

                                                                     (continued)


                            ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                    (An Exploration Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Expressed in United States Dollars)
                                             (Unaudited)
(Continued)
                                                                                     Period
                                                                                  April 9, 1973
                                                        Nine Months Ended           (date of
                                                          September 30,           inception) to
                                                  ----------------------------    September 30,
                                                      2003             2002           2003
                                                  ------------    ------------    ------------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     issuance costs                               $  4,324,898    $  2,285,123    $ 25,833,679
   Collection of stock subscription receivable            --              --           561,300
   Issuance of shares under Employee Stock
     Purchase Plan                                     442,230          74,033         534,413
   Issuance of convertible debenture                      --              --         5,000,000
   Proceeds from exercise of stock options              98,000            --         2,806,491
   Proceeds from exercise of warrants                  631,882         300,477       5,549,687
   Issuance of related party notes                        --             6,243         174,243
   Issuance of notes payable                              --         2,433,237      19,130,540
   Payment of notes payable                         (1,120,000)           --       (14,663,579)
   Payment of related party notes                         --          (149,243)       (174,243)
   Payment on capital lease                               --            (2,312)        (27,075)
   Purchase of call options                               --              --          (449,442)
   Redemption of convertible debentures                   --              --        (2,250,938)
                                                  ------------    ------------    ------------

Net cash provided by financing activities            4,377,010       4,947,558      42,025,076
                                                  ------------    ------------    ------------

Net increase (decrease) in cash and equivalents      1,371,011        (293,823)      1,615,692

Cash and cash equivalents, beginning of period         244,681         599,884          None
                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period          $  1,615,692    $    306,061    $  1,615,692
                                                  ============    ============    ============

Supplemental disclosures:
Cash paid for interest                            $ 84,009              None
                                                  ============    ============


Cash paid for income taxes                              None            None
                                                  ============   ==============

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


Supplemental schedule of non-cash investing and financing activities:

For the nine months ended September 30, 2003:

   - We issued 695,052 common shares to Doral 18, LLC in payment of $280,000 of principal on our note payable. The conversion of the note resulted in additional interest expense of $133,315.
   - On or about June 2, 2003, we repriced warrants, held by a shareholder, for 796,331 common shares. The repriced warrants have an incremental fair value of $176,472 and have been accounted for as a preferential warrant dividend.
   - In September 2003, we entered an agreement with a shareholder wherein the shareholder agreed to exercise 631,882 warrants that had an exercise price of $1.00 each. In return, we issued the shareholder 631,882 new warrants having an exercise price of $1.75 each. The new warrants have a fair value of $416,014 and have been accounted for as a preferential warrant dividend.

For the nine months ended September 30, 2002:

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

         At September 30, 2003, we had cash and cash equivalents of $1,615,692, which is sufficient to fund our basic operations through February 29, 2004. In order to conserve cash, we have reduced our cash expenditures to the extent possible without significantly affecting our development efforts with respect to the titanium processing technology. We will require additional financing early in 2004 in order to provide working capital to fund our day-to-day operations.

         Our projected near-term sales of nanoparticle products are minimal and revenues to potentially be derived from licensing of the titanium processing technology and pharmaceutical and other applications of the technology are uncertain. As a result, we expect to generate operating funds through additional private placements of our common stock and warrants to purchase our common stock or other debt or equity securities. As of November 12, 2003, we have no commitments to provide additional financing or to purchase a significant quantity of nanoparticle products. If we are unable to obtain financing on a timely basis, we may be forced to more significantly curtail and, at some point, discontinue operations.

        The consolidated financial statements do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing and commercializing our titanium processing technology for use in production of nanoparticle and other products, and for licensing to others. The recoverability of amounts capitalized as property and equipment and patents and related expenditures is dependent upon our ability to successfully develop and commercialize this technology.

        The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

        Long-Lived Assets - We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted this statement effective January 1, 2003 but have elected, as permitted under SFAS No. 123, to continue to follow the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the pro forma disclosures required under SFAS No. 148.

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

        Stock-Based Compensation - We have elected to follow the accounting provisions of APB Opinion No. 25 and to furnish the pro forma disclosures required under SFAS No. 123. To estimate compensation expense that would be recognized under SFAS 123, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                   -----------------------   -----------------------
                                                      2003          2002        2003         2002
                                                   -----------------------   -----------------------
Net loss applicable to shareholders (basic and
   diluted) as reported                            $1,745,485   $1,579,671   $4,573,542   $7,847,456
Deduct: stock-based employee compensation
   expense included in reported net loss, net of
    related tax effects                                33,600         --         33,600         --
Add: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                            184,951       33,138      262,948      175,801
                                                   ----------   ----------   ----------   ----------

Pro forma net loss applicable to shareholders      $1,964,036   $1,612,809   $4,870,090   $8,023,257
                                                   ==========   ==========   ==========   ==========

Loss per common share (basic and diluted):
   As reported                                     $     0.05   $     0.06   $     0.13   $     0.33
                                                   ==========   ==========   ==========   ==========
   Pro forma                                       $     0.05   $     0.06   $     0.14   $     0.34
                                                   ==========   ==========   ==========   ==========

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.  Common Stock

        Common stock transactions during the nine months ended September 30, 2003 were as follows:

                                                                        Common Stock
                                                              ---------------------------------
                                                                                   Stated
                                                                   Shares          Amount
                                                              ---------------------------------
         Balance, December 31, 2002                                 30,244,348     $43,787,850
         Shares issued for cash                                      7,196,783       4,324,898
         Stock options issued to employees                                   -          33,600
         Stock options issued to non-employees                               -          30,256
         Shares issued for services                                    213,102          89,298
         Stock warrants issued                                               -          37,065
         Shares issued under Employee Stock Purchase Plan              761,585         442,230
         Shares issued for settlement of debt                          695,052         280,000
         Shares issued for interest                                    277,169         133,315
         Exercise of stock options                                     140,000          98,000
         Exercise of warrants                                          631,882         631,882
         Preferential warrant dividend                                       -         592,486
                                                              ---------------------------------
         Balance, September 30, 2003                                40,159,921     $50,480,880
                                                              =================================


        During the nine months ended September 30, 2003, shares issued for cash consisted of the following transactions:

         o On March 31, 2003, we issued 1,750,000 common shares and 1,750,000 warrants in a private placement for cash proceeds of $595,000. The warrants have an exercise price of $1.00 per share and expire in March 2008.
         o From April 17 to May 14, 2003, we issued 1,396,898 common shares and 698,450 warrants in a public offering for cash proceeds of $472,103. The warrants have an exercise price of $1.00 per share and expire in April and May 2008.
         o On May 20 and May 22, 2003, we issued 2,015,504 common shares and 1,007,753 warrants in private placements for cash proceeds of $1,300,000. The warrants have an exercise price of $1.35 per share and expire in May 2008.
         o On July 31, 2003, we issued 891,524 common shares and 445,762 warrants in private placements for cash proceeds of $757,795. The warrants have an exercise price of $1.75 per share and expire in July 2008.
         o On September 30, 2003, we issued 1,142,857 common shares and 571,429 warrants in private placements for cash proceeds of $1,200,000. The warrants have an exercise price of $2.00 per share and expire in September 2008.

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        During the nine months ended September 30, 2003, we issued 213,102 common shares and 51,551 warrants with a value of $89,298 in return for consulting and investor relations services. The warrants have an exercise price of $1.00 per share and expire in May 2008.

        Altair has adopted an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase common shares through payroll deductions. During the nine months ended September 30, 2003, a total of 761,585 common shares were issued under the ESPP at prices ranging from $0.33 to $1.39 per share.

        In accordance with the terms of our note payable to Doral 18, LLC ("Doral"), a conversion right with respect to $280,000 of principal accrued on March 1, 2003. Effective that date, Doral had the right to convert all or some of the accrued principal into the Company's common shares using a conversion price equal to 70% of the average closing price of our common shares for the five trading days prior to March 1, 2003. Between March 5, 2003 and July 1, 2003, Doral elected to exercise their conversion right with respect to $280,000 of principal and, as a result, we issued to them 972,221 common shares. Of this amount, 695,052 common shares with a fair value of $280,000 relate to the payment of principal against the note. The remaining 277,169 common shares with a fair value of $133,315 represent additional shares issued in accordance with the beneficial conversion feature of the note, and were recorded as additional interest expense.

        During the nine months ended September 30, 2003, a total of 140,000 stock options were exercised at $.70 each for net proceeds of $98,000.

        On June 2, 2003, we reduced the exercise price of 796,331 outstanding warrants held by a shareholder to $1.00 per share. As a result, we recorded a preferential warrant dividend of $176,472 as of the repricing date. The warrants had been previously issued with exercise prices ranging from $2.50 to $3.50.

        On September 12, 2003, a total of 631,882 warrants were exercised at their stated exercise price of $1.00 each, resulting in net proceeds of $631,882. On that same date, a total of 631,882 additional warrants were issued with an exercise price of $1.75. The warrants had a fair value of $416,014 on the date of issue. This amount was recorded as a preferential warrant dividend.

Note 4.  Notes Payable

        Notes payable consisted of the following at September 30, 2003 and December 31, 2002:

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------

Note payable to BHP Minerals
   International, Inc.                      $2,639,666            $2,505,040
Note payable to Doral 18, LLC                     --               1,400,000
Less current portion                              --                    --
                                            ----------            ----------
Long-term portion of notes payable          $2,639,666            $3,905,040
                                            ==========            ==========

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5.  Intangible Assets

        Our intangible assets consist of patents and related expenditures associated with the titanium processing technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of September 30, 2003 was:



                                      Gross                             Net
                                     Carrying       Accumulated       Carrying
                                      Amount       Amortization        Amount
                                  --------------- ---------------- -------------
         Patents and related
            expenditures           $ 1,517,736     $    (435,747)  $ 1,081,989



        The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $64,260 for the nine months ended September 30, 2003, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the material changes in our financial condition between December 31, 2002 and September 30, 2003 and the material changes in our results of operations and financial condition between the three- and nine-month periods ended September 30, 2002 and September 30, 2003. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The titanium processing technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. The titanium processing technology is also being tested, as part of a research program funded by the Department of Defense, in the production of feedstocks for the manufacture of titanium metal. In addition, we have developed a technology that has a potential pharmaceutical application, the production of a new active pharmaceutical ingredient that we call RenaZorb(TM), for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis. Our research, development and marketing efforts are currently directed toward these four applications of our proprietary technology.


Liquidity and Capital Resources

         We generated $42,029 of sales revenues in the first nine months of 2003 but incurred a net loss of $3,981,056. At September 30, 2003, our accumulated deficit was $43,956,530, or an increase of $4,573,542 over the accumulated deficit at December 31, 2002. This increase was due to the net loss for the period plus a preferential warrant dividend of $592,486.

         Our cash and short-term investments increased from $244,681 at December 31, 2002 to $1,615,692 at September 30, 2003 due to the receipt of $4,324,898 from the sale of common shares and warrants, receipt of $98,000 from the exercise of stock options, receipt of $631,882 from the exercise of warrants, and the collection of $130,000 of accounts receivable that were outstanding at December 31, 2002. These increases in cash were partially offset by normal cash operating expenditures and the payment of $1,120,000 of principal against the Doral 18, LLC note, which paid the note in full and released the assets pledged as security.

         Altair has adopted an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase common shares through payroll deductions. During the nine months ended September 30, 2003, a total of 761,585 common shares were issued under the ESPP, resulting in proceeds of $442,230.

         Current and Expected Liquidity. At September 30, 2003, we had cash and cash equivalents of $1,615,692, an amount that would be sufficient to fund our basic operations through February 29, 2004. After that date, we will require additional financing to provide working capital to fund our day-to-day operations. We will also require additional financing to continue our development work on the titanium processing technology and the Tennessee mineral property.

         Through the end of fiscal 2004, we expect to generate funds from offerings of our common stock and warrants to purchase our common stock, and additional exercises of outstanding warrants. We also expect to generate revenues from sales of nanoparticle products, fees generated from development and testing services provided to potential licensors of our titanium processing technology and government grant programs for development of nanotechnology applications. As of November 12, 2003, we have no commitments from investors or customers to provide additional financing for periods after November 2003, to purchase titanium dioxide nanoparticles or to license our titanium processing technology.

         We also expect to generate revenues by licensing our titanium processing technology, the Altair Hydrochloride Pigment Process (the "AHPP"), specifically the application of our technology for large-scale titanium pigment production. This process may also be licensed to produce customized nanomaterials or to produce feedstock oxides for titanium metal production.

         We have submitted proposals to five international minerals and energy resources companies to develop and license the AHPP technology. We have completed initial testing for the first company and submitted a phase-two proposal for the economic evaluation of a demonstration titanium dioxide pigment plant that could be expanded to a full-scale plant with production capabilities of between 10,000-20,000 metric tons of titanium dioxide pigment per year. Altair has been informed that this proposal is under consideration and subject to due diligence evaluation. If the phase-two proposal is accepted in some form, we would expect to generate limited revenues in exchange for the testing and development work associated with the evaluation of a demonstration titanium dioxide plant. A licensing agreement associated with a full-scale plant would be expected to generate significant revenues in the long-term, but significant up-front revenues from such an agreement are unlikely.

         We have submitted phased development proposals for the economic evaluation and demonstration of the AHPP technology to the other four minerals and energy resources companies during the first three quarters of 2003. It is anticipated that a license from one or more of these proposals will be awarded in the fourth quarter 2003. A license agreement for regional exclusive use of the pigment technology would include development fees and royalties, but no significant up-front payments. Significant revenues from royalties could result from the development of a full-scale production plant.

         With respect to RenaZorb(TM), testing of this product using animals was initiated in late 2002 and completed in April 2003, with test results indicating that RenaZorb(TM) has therapeutic potential in animal testing. In April 2003, we hired a consultant to contact pharmaceutical companies that may be interested in doing further testing and negotiating a license agreement. To date, several such companies have expressed an interest in RenaZorb(TM). We do not expect to be able to enter into a license agreement for RenaZorb(TM) unless and until our competitor, Shire Pharmaceuticals Group plc, obtains FDA approval for its proposed drug Fosrenol(TM), which is chemically similar to RenaZorb(TM). Although we are hopeful that the FDA will approve Fosrenol(TM) in the near future, we cannot predict when, or if, the FDA will approve Fosrenol(TM). If Altair is able to enter into a license agreement for RenaZorb(TM), we are uncertain what the terms of a RenaZorb(TM) license agreement would be, but pharmaceutical license agreements often involve up front or staged payments, in addition to royalties once the drug is approved by the FDA and marketed. We can provide no assurance that we will enter into such a license agreement or that such license agreement would involve any significant up-front payments.

         We also expect to generate revenues through participation in research projects funded by United States government grants. In September 2003, we entered into an agreement with Western Michigan University ("WMU") to provide research services involving a technology used in the detection of chemical, biological and radiological agents. The teaming/research agreement with WMU, funded by the Department of Energy, provides for total payments to Altair of $356,500 over a two-year period. We are also actively pursuing other government grants through joint teaming agreements and government Small Business Innovative Research proposals.

         In July 2003 we entered into a memorandum of understanding (the"MOU") with Titanium Metals Corporation ("TIMET") to provide custom oxide feedstocks for a novel, four-year, titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency ("DARPA"). The MOU sets up a relationship under which TIMET and Altair will explore opportunities for collaboration and funding of development work. Although this effort may result in Altair gaining a sub-contract to DARPA and full-member participation in this project, the work done under the MOU itself is not expected to generate significant revenues. The program's goal is to lower the cost of titanium metal and titanium metal alloys to enable a broader market use. DARPA is specifically interested in lowering the cost to provide for a broader use in military applications such as aerospace and weapons systems.

         Capital Commitments. On September 15, 2003, we repaid the outstanding balance of our note payable to Doral of $560,000, thereby releasing all of the intellectual property, fixed assets and common stock of Altair Nanomaterials, Inc. that were pledged as security for the note. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2003:

                                                Less Than                                After
Contractual Obligations             Total        1 Year     1-3 Years     4-5 Years     5 Years
------------------------------   ----------    ----------   ----------   ----------   ----------
Notes Payable                    $3,000,000*   $     --     $  600,000   $1,200,000   $1,200,000
Mineral Leases                    1,011,409       165,237      339,510      308,682      197,980
Contractual Service Agreements      542,658       413,491      100,000       29,167         --
                                 ----------    ----------   ----------   ----------   ----------
Total Contractual Obligations    $4,554,067    $  578,728   $1,039,510   $1,537,849   $1,397,980
                                 ==========    ==========   ==========   ==========   ==========

* Before discount of $360,334.

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

         o Long-lived assets. Our long-lived assets consist principally of titanium processing assets, the intellectual property (patents and patent applications) associated with it, and a building. At September 30, 2003, the carrying value of these assets was $7,859,585, or 82% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the absence of continuing technology rights protection.

         o Stock-Based Compensation. We have two stock option plans which provide for the issuance of stock options to employees and service providers. Although Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB Opinion No. 25 and to furnish the pro forma disclosures required under SFAS No. 123, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         The net loss applicable to shareholders for the quarter ended September 30, 2003, which was the third quarter of our 2003 fiscal year, totaled $1,745,485 ($.05 per share) compared to $1,579,671 ($.06 per share) in the third quarter of 2002. The principal factors contributing to the losses during these periods were the lack of substantial revenue combined with the incurrence of operating expenses.

         In the third quarter of 2003, we generated sales revenues of $17,318, of which $811 came from sales of titanium dioxide nanoparticles and $16,507 came from contract research work done under the WMU agreement. In the third quarter of 2002, we generated sales revenues of $45,089, which consisted of $10,739 from sales of titanium dioxide nanoparticles and lithium titanate nanoparticles, $18,000 from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste and $16,350 from fees earned under a services agreement entered into with a materials company in September 2002.

         Gross margin as a percentage of sales was 4% in the third quarter of 2003 versus 63% in the comparable period of 2002. As mentioned in the preceding paragraph, revenues in the third quarter of 2003 included $16,507 (95% of total revenues) earned for research work done under the WMU agreement. This work is being billed at cost with no contribution to margin. However, under the terms of the WMU agreement, we will participate in the ownership of intellectual property rights resulting from the research.

         We have significantly reduced our expenditures for mineral exploration and development in order to conserve cash for operating requirements and development of the titanium processing technology. In addition, certain employees who were previously involved in mineral exploration and development have been reassigned to research and development work, primarily titanium pigment process development. Accordingly, mineral exploration and development expenses decreased by $106,740 from $132,262 in the third quarter of 2002 to $25,522 in the third quarter of 2003.

         Our research and development ("R&D") efforts in the third quarter of 2003 were directed principally to pharmaceuticals, titanium pigment process development and nanoparticle products. R&D expenses increased by $99,836 from $146,749 in the third quarter of 2002 to $246,585 in the same period of 2003, principally as a result of increased staff time being devoted to these R&D projects with a resulting decrease in time spent on mineral exploration and development activities. We expect our R&D expenses for the remainder of fiscal 2003 to remain at levels higher than those of fiscal 2002.

         Professional services, which consist principally of legal, consulting and audit expenses, increased by $6,179 from $105,574 during the third quarter of 2002 to $111,753 in the third quarter of 2003. The increase is attributable to legal expenses for patent work associated with the titanium processing technology.

         General and administrative expenses decreased by $63,634 from $648,571 in third quarter of 2002 to $584,937 in the same period of 2003. Stock options and warrants expense decreased by $116,000, from $149,000 in the third quarter of 2002 to $33,000 in the third quarter of 2003, as a result of a decrease in the number of stock options granted. Sample costs decreased by $38,000 as more effort was placed into development projects and less into sample preparation. Technical operating costs such as laboratory supplies and small tools decreased by $8,000 as a result of our efforts to reduce expenditures. Rents decreased by $34,000, from $35,000 in the third quarter of 2002 to $1,000 in the third quarter of 2003, due to our purchase, in August 2002, of the 204 Edison Way building that was previously leased. However, this decrease was offset by an increase in property taxes, utilities and maintenance for the Edison Way building of $40,000, from $3,000 in the third quarter of 2002 to $43,000 in the third quarter of 2003. Salaries and payroll overheads increased by $63,000, from $207,000 in the third quarter of 2002 to $270,000 in the third quarter of 2003, as a result of increased employee insurance costs, expenses associated with the employee stock purchase plan and a shift in executive time from mineral exploration and development to general and administrative. In addition, general insurance expense increased by $9,000 and equipment maintenance expense increased by $11,000.

         Depreciation and amortization expense increased by $10,356, from $209,903 in the third quarter of 2002 to $220,259 in the third quarter of 2003. The increase is attributable to depreciation on the Edison Way building acquired in August 2002 and equipment additions.

         Interest expense decreased by $175,018, from $316,676 in the third quarter of 2002 to $141,658 in the third quarter of 2003. The decrease is due to the payoff of our note payable to Doral 18, LLC (the "Doral Note") in September 2003, and the effect of an amendment of the Doral Note in November 2002 which, among other things, reduced the balance from $2,000,000 to $1,400,000. The accounting guidance provided by EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, required that the amended note be recorded at its face amount with no discount, whereas the prior note had been recorded at a discount with subsequent amortization of the discount to interest expense. This elimination of the debt discount expense contributed to the decrease in interest expense from third quarter 2002 to third quarter 2003.

         In September 2003, we entered into an agreement with a shareholder wherein the shareholder agreed to exercise 631,882 warrants that had an exercise price of $1.00 each. In return, we issued to the shareholder 631,882 new warrants having an exercise price of $1.75 each. The new warrants have a fair value of $416,014 and were recorded as a preferential warrant dividend.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------
        For the nine months ended September 30, 2003, the net loss applicable to shareholders was $4,573,542 ($.13 per share) compared to $7,847,456 ($.33 per share) for the same period of 2002. Results for the nine months ended September 30, 2002 were significantly affected by an asset impairment of $2,759,956 recorded in June 2002.

        During the nine months ended September 30, 2003, sales revenues totaled $42,029. Of this amount, $6,826 came from sales of titanium dioxide nanoparticles, $18,696 came from fees earned under a services agreement entered into with a materials company in September 2002 and $16,507 came from contract research work done under the WMU agreement. In the nine months ended September 30, 2002, we generated revenues of $98,760. Of that amount, $64,410 came from sales of titanium dioxide nanoparticles, lithium titanate nanoparticles and related products. An additional $18,000 of revenues were earned from a consulting project involving use of the jig to recover titanium dioxide from pigment processing waste. The remaining $16,350 of revenues came from fees earned under the services agreement with the materials company.

        As explained above, we have significantly reduced our expenditures for mineral exploration and development and have reassigned certain employees to research and development work. As a result of this, mineral exploration and development expenses for the nine months ended September 30, 2003 decreased by $421,636 to $69,403 from $491,039 for the same period in 2002. In turn, research and development expenses increased by $212,368 from $449,398 in the nine months ended September 30, 2002 to $661,766 in the same period of 2003.

        Professional services decreased by $107,695 from $561,014 in the nine months ended September 30, 2002 to $453,319 in the same period of 2003. Consulting expenses, which were incurred primarily for assistance with new financing, decreased from $269,408 in the nine months ended September 30, 2002 to $118,934 during the same period in 2003. This decrease was partially offset by an increase in legal expenses for preparation of financing documents and regulatory filings, and additional patent work.

        General and administrative expenses decreased by $152,960 from $1,894,785 during the nine months ended September 30, 2002 to $1,741,825 in the same period of 2003. Stock options and warrants expense decreased by $92,000, from $149,000 in the nine months ended September 30, 2002 to $57,000 in the same period for 2003, as a result of a decrease in the number of stock options granted. Sample costs decreased by $71,000, from $96,000 in the nine months ended September 30, 2002 to $25,000 in the same period for 2003, as more effort was placed into development projects and less into sample preparation. Technical operating costs such as laboratory supplies and small tools decreased by $104,000, from $219,000 in the nine months ended September 30, 2002 to $115,000 in the same period for 2003, as a result of our efforts to reduce expenditures. General office expenses decreased by $28,000, from $194,000 in the nine months ended September 30, 2002 to $166,000 in the same period for 2003, also as a result of our efforts to reduce expenditures. Shareholder information expenses decreased by $30,000, from $95,000 in the nine months ended September 30, 2002 to $65,000 in the same period for 2003, as the result of efforts to reduce the costs of annual report preparation and the dissemination of news releases. Stock exchange fees decreased by $35,000, from $51,000 in the nine months ended September 30, 2002 to $16,000 in the same period for 2003, principally due to a billing error by Nasdaq that resulted in an over-billing in the second quarter of 2002. This error was corrected in the fourth quarter of 2002. Rents decreased by $165,000, from $172,000 in the nine months ended September 30, 2002 to $7,000 in the same period for 2003, due to our purchase, in August 2002, of the 204 Edison Way building that was previously leased. However, this decrease was partially offset by an increase in property taxes, utilities and maintenance for the Edison Way building of $139,000, from $9,000 in the nine months ended September 30, 2002 to $148,000 in the same period for 2003. Salaries and payroll overheads increased by $136,000, from $678,000 in the nine months ended September 30, 2002 to $814,000 in the same period for 2003, as a result of increased employee insurance costs, expenses associated with the employee stock purchase plan and a shift in executive time from mineral exploration and development to general and administrative. Investor relations expense increased by $74,000, from $70,000 in the nine months ended September 30, 2002 to $144,000 in the same period for 2003, as a result of new investor relations programs initiated during the first nine months of 2003. In addition, general insurance expense increased by $14,000 and equipment maintenance expense increased by $10,000.

        Depreciation and amortization expense decreased by $124,061, from $781,304 in the nine months ended September 30, 2002 to $657,243 in the same period of 2003. During the second quarter of 2002, we recorded an asset impairment for the jig assets which reduced their depreciable balance to zero. As a result, depreciation is no longer recorded for these assets and depreciation and amortization expense related to them decreased by $174,000. This decrease was partially offset by an increase in depreciation of $50,000 related to the Edison Way building and equipment additions.

        Interest expense decreased by $505,563, from $913,513 in the nine months ended September 30, 2002 to $407,950 in the same period in 2003. The decrease is due to reductions in the principal balance during 2003, with the subsequent payoff of the Doral Note in September 2003, and the effect of an amendment of the Doral Note in November 2002 which, among other things, reduced the balance from $2,000,000 to $1,400,000. The accounting guidance provided by EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, required that the amended note be recorded at its face amount with no discount, whereas the prior note had been recorded at a discount with subsequent amortization of the discount to interest expense. This elimination of the debt discount expense contributed to the decrease in interest expense from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.

        Preferential warrant dividend increased by $543,820 from $48,666 in the nine months ended September 30, 2002 to $592,486 in the comparable period of 2003. As mentioned above, in September 2003, we issued 631,882 warrants to a shareholder which had a fair value of $416,014 and was recorded as a preferential warrant dividend. This, combined with a repricing of warrants in June 2003 that had a fair value of $176,472, resulted in the increase in preferential warrant dividend.

Recent Business Developments

TIMET

        In July 2003 we entered into the MOU with TIMET to provide custom oxide feedstocks for a novel, four-year, titanium metal research program funded by DARPA. The program's goal is to lower the cost of titanium metal and titanium metal alloys to enable a broader market use. DARPA is specifically interested in lowering the cost to provide for a broader use in military applications such as aerospace and weapons systems. Although the MOU does not provide for immediate revenues, we are in discussions with TIMET and DARPA concerning development contracts to provide revenue and offset costs. Our participation in this project is a natural extension of our titanium dioxide processing technology. Key intermediates in the AHPP for making pigment and nano-sized TiO2 allow the manufacture of porous electrodes that may be highly suitable for use in the titanium metal research program funded by DARPA.

RenaZorb(TM)

         RenaZorb(TM) is our drug candidate for use in phosphate control in kidney dialysis patients. Pre-clinical trials in-vitro testing and animal testing done to date that indicate RenaZorb(TM) may be effective for use with kidney dialysis patients with end-stage renal disease. We have not, however, conducted human trials using RenaZorb(TM) or submitted an application to the FDA U.S. Food and Drug Administration ("FDA") seeking approval to market RenaZorb(TM). During April 2003, we hired a consultant to contact pharmaceutical companies that may be interested in doing further tests and negotiating a license agreement. To date, several such companies have expressed an interest in RenaZorb(TM), which is a lanthanum-based compound. An alternative lanthanum-based drug candidate, Fosrenol(TM), produced by Shire Pharmaceuticals Group plc, is currently under review for approval by the FDA. We do not expect to be able to enter into a license agreement unless and until Fosrenol(TM) obtains FDA approval. Although we are hopeful that the FDA will approve Fosrenol(TM), we cannot predict when or if the FDA approval will be granted. If we are able to enter into a license agreement, we are uncertain what the terms of the license would be, but pharmaceutical license agreements often involve up-front or staged payments in addition to royalties if FDA approval is obtained and the drug is marketed.

AHPP Technology

         We have submitted proposals to five international minerals and energy resources companies to develop and license the AHPP technology. We have completed initial testing for the first company and submitted a phase-two proposal for the economic evaluation of a demonstration titanium dioxide pigment plant that could be expanded to a full-scale plant with production capabilities of between 10,000-20,000 metric tons of titanium dioxide pigment per year. Altair has been informed that this proposal is under consideration and subject to due diligence evaluation. If the phase-two proposal is accepted in some form, we would expect to generate limited revenues in exchange for the testing and development work associated with the evaluation of a demonstration titanium dioxide plant. A licensing agreement associated with a full-scale plant would be expected to generate significant revenues in the long-term, but significant up-front revenues from such an agreement are unlikely.

        We have submitted phased development proposals for the economic evaluation and demonstration of the AHPP technology to the other four minerals and energy resources companies during the first three quarters of 2003. It is anticipated that a license from one or more of these proposals will be awarded in the fourth quarter of 2003. A license agreement for regional exclusive use of the pigment technology would include development fees and royalties, but no significant up-front payments. Significant revenues from royalties could result from the development of a full-scale production plant.

Battery Technology

        We have developed a proprietary process to manufacture nano-sized lithium titanate spinel for use in lithium ion batteries requiring fast charge and discharge rates and high energy, such as car batteries. Battery prototypes utilizing our nano-sized lithium titanate spinel have been developed by Telcordia Technologies ("Telcordia") and, according to Telcordia, exhibit battery characteristics which significantly exceed Department of Energy ("DOE") standards. The DOE standards, as reported by Telcordia, were established through a cooperative research and development program between the federal government and the United States Council for Automotive Research. To date, we have supplied only sample quantities of lithium titanate spinel to Telcordia and other battery research groups, and we have no contracts for delivery of additional materials. New battery technology and the incorporation of new materials such as lithium titanate spinel may require significantly long lead times for development prior to commercial production. There is no certainty as to when sales of our lithium titanate spinel will reach commercial levels, if ever.

Dental Applications

        We have developed a nano-sized zirconium oxide material which may have applications in dental products such as fillings and prosthetic devices. We have recently placed our first samples of this material with developers of non-toxic UV-cured dental materials. Zirconium oxide is not currently used in dental devices, and there is no assurance that future dental applications will prove feasible or economic.

Altair Centrifugal Jig ("ACJ")

        In October 2003, we entered into a technology license agreement with Bateman Luxembourg S.A. ("Bateman") for the manufacture, installation and operation of the ACJ. Under the terms of the agreement, Bateman will have exclusive use of the ACJ for specifically identified applications in selected territories throughout the world. Following a six-month trial testing period, Bateman may opt out of the agreement. We will be compensated by Bateman through a licensing fee for each project managed by Bateman that utilizes the ACJ. Compensation is determined by an agreed upon formula and will vary based on the size and scope of the individual projects. We retain the right to use the ACJ for our own projects. The agreement contains certain thresholds which, if not achieved by Bateman, could result in the termination of the agreement at our option. There is no assurance that Bateman will meet these minimum fee requirements or that they will ever utilize the ACJ in their projects or pay fees to Altair. Bateman is not required to pay any fees under the agreement unless and until Bateman begins generating revenue using the ACJ.

Government Sponsored Research

        In September 2003, we entered into an agreement with WMU to provide research services involving a technology used in the detection of chemical, biological and radiological agents. The teaming/research agreement with WMU, funded by the DOE, provides for total payments to Altair of $356,500 over a two-year period. We are also actively pursuing other government grants through joint teaming agreements and government Small Business Innovative Research proposals.

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

        Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

         o We have not generated any substantial operating revenues and may not ever generate substantial revenues. As shown in the consolidated financial statements for the nine months ended September 30, 2003, we incurred a net loss of $3,981,056 for the nine months ended September 30, 2003, and since the date of inception have incurred cumulative net losses of $43,262,961. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

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

         o The sale in the open market of recently sold common shares and common shares issuable upon the exercise of options and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate the exercise of purchase rights and, in anticipation of a decline in the market price of our common shares, engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares.

         o In the short run, to the extent we generate any significant revenue, we expect such revenue to come through the licensing of our titanium processing technology, our pharmaceutical technology (i.e. RenaZorb(TM)) and the application of our technology for large-scale titanium pigment production. With respect to both possible applications, we have conducted, and/or interested parties have conducted, initial testing, and we are in discussions regarding follow up testing that could reasonably lead to a significant license agreement. However, with respect to both possible applications, we have no formal or informal commitments to license our technology and cannot predict when, or if, any significant licensing agreement will be signed. If we are unable to enter into such a license agreement (or otherwise consummate one or more significant licensing, sale or equity transactions), we will be forced to significantly curtail our operations and expenses, and our ability to continue as a going concern will be uncertain.

         o Because of our relatively small size and limited resources, we do not plan to use our titanium processing technology for large-scale production of titanium dioxide pigments. As discussed in "Recent Business Developments--AHPP Technology", we have, however, entered into discussions with various minerals and materials companies about licensing our technology to such entities for large-scale production of titanium dioxide pigments. We have not entered into any long-term licensing agreements with respect to the use of our titanium processing technology for large-scale production of titanium dioxide pigments and can provide no assurance that we will be able to enter into any such agreement. Even if we enter into such agreement, we would not receive significant revenues from such license until feasibility testing is complete and, if the results of feasibility testing were negative, would not receive significant revenues at any time.

         o In the short run, we also plan to use the titanium processing technology to produce TiO2 nanoparticles and/or to license the technology to others. TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology, such as nano-sized lithium titanate for use in batteries or other nanoparticles for use in titanium metals, dental applications or detection or radiological agents, generally must be customized for a specific application working in cooperation with manufacturers of products utilizing the nanoparticles and end users. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no agreements with research partners, manufacturers, customers or others under which any such person has agreed to purchase, license or otherwise pay significant fees to Altair with respect to a nanoparticle application of our technology. We may never generate significant revenues producing, or licensing our technology for the production of, TiO2 or other nanoparticles.

         o We have not developed a production model of any series of the ACJ. As described in "Recent Business Developments--Altair Centrifugal Jig" above, in October 2003, we entered into a technology license agreement with Bateman for the manufacture, installation and operation of the ACJ. Such agreement permits Bateman to opt out after a six-month testing period. In addition, although the agreement permits Altair to cancel the agreement if certain production and use thresholds are not met, it does not require Bateman to produce or utilize the ACJ. There is no assurance that Bateman will ever utilize the ACJ in their projects or pay fees to

              Altair. We do not otherwise expect to complete our own testing and development of the ACJ in the near future and have determined to focus most of our limited resources on the titanium processing technology. We may never develop a production model of the ACJ.

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

Item 4.  Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         On July 31, 2003, we sold 891,524 common shares and 445,762 Series 2003E warrants in exchange for aggregate consideration of $757,795 in a private placement to two institutional accredited investors. The warrants have an exercise price of $1.75 per share and expire in July 2008.

         On September 12, 2003, we agreed to issue to an existing securityholder an aggregate of 631,882 Series 2003E warrants, with an exercise price of $1.75 per share and an expiration date of September 12, 2008, in exchange for such securityholder's willingness to exercise 631,882 warrants, with an exercise price of $1.00 each, held by such securityholder.

         On September 30, 2003, we sold 1,142,857 common shares and 571,429 Series 2003F warrants in exchange for aggregate consideration of $1,200,000 in a private placement to three institutional accredited investors. The warrants have an exercise price of $2.00 per share and expire in September 2008.

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

Item 6.  Exhibits and Reports on Form 8-K

         a) See Exhibit Index attached hereto.

         b) No current reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Altair Nanotechnologies Inc.



     November 14, 2003                      By:  /s/ William P. Long
--------------------------                  ------------------------------
         Date                               William P. Long,
                                            Chief Executive Officer



     November 14, 2003                      By:  /s/ Edward H. Dickinson
--------------------------                  ------------------------------
         Date                               Edward H. Dickinson,
                                            Chief Financial Officer



                                                    EXHIBIT INDEX

  Exhibit No.                          Exhibit                            Incorporated by Reference/ Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
      3.1         Articles of Continuance                                Incorporated by reference to the Company's
                                                                         Current Report on Form 8-K filed with the
                                                                         SEC on July 18, 2002

      4.1         Bylaws                                                 Incorporated by reference to the Company's
                                                                         Quarterly Report on Form 10-Q filed with
                                                                         the SEC on August 13, 2003.

      4.3         Form of Series 2003E Warrant                           Incorporated by reference to the Company's
                                                                         Registration Statement on Form S-3, File
                                                                         No.  333-110115,  filed with the SEC on
                                                                         October 31, 2003.

      4.4         Form of Series 2003F Warrant                           Incorporated by reference to the Company's
                                                                         Iegistration Statement on Form S-3, File
                                                                         No. 333-110115, filed with the SEC on
                                                                         October 31, 2003.

     10.1         Form of Registration Rights Agreement (July 31,        Incorporated by reference to the Company's
                  2003 and September 30, 2003 offerings)                 Registration Statement on Form S-3, File
                                                                         No.333-110115, filed with the SEC on
                                                                         October 31, 2003.

     10.2         Technology License Agreement dated September 29,       Filed herewith
                  2003, with Bateman Luxembourg SA
                  [Portions of this Exhibit have been omitted
                  pursuant to Rule 24b-2, are filed separately with
                  the SEC and are subject to a confidential
                  treatment request.]

     10.3         Memorandum of Understanding dated as of April 21,      Filed herewith
                  2003, with Titanium Metals Corporation
                  [Portions of this Exhibit have been omitted
                  pursuant to Rule 24b-2, are filed separately with
                  the SEC and are subject to a confidential
                  treatment request.]


     10.4         Western Michigan University Project Agreement          Filed herewith
                  dated August 15, 2003

     31.1         Section 302 Certification of Chief Executive           Filed herewith
                  Officer

     31.2         Section 302 Certification of Chief Financial           Filed herewith
                  Officer

     32.1         Section 906 Certification of Chief Executive           Filed herewith
                  Sfficer

     32.2         Section 906 Certification of Chief Financial           Filed herewith
                  Officer
