Form 10-Q
period 2004-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2004-05-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Canada                           1-12497                  33-1084375
----------------------------      ---------------------      -------------------
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



   As of May 13, 2004 the registrant had 48,757,974 Common Shares outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                  (Unaudited)
                                                          March 31,     December 31,
                                                            2004            2003
                                                        ------------    ------------
                             ASSETS
Current Assets
     Cash and cash equivalents                          $ 11,490,218    $  3,869,669
     Accounts receivable, net                                 91,556          13,324
     Other current assets                                    110,079          79,187
                                                        ------------    ------------
         Total current assets                             11,691,853       3,962,180

Property, Plant and Equipment, net                         6,454,952       6,618,805

Patents, net                                               1,039,149       1,060,569

Other Assets                                                  18,200          18,200
                                                        ------------    ------------

                          Total Assets                  $ 19,204,154    $ 11,659,754
                                                        ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                             $    222,679    $     85,255
     Accrued liabilities                                     359,343         311,886
                                                        ------------    ------------
         Total current liabilities                           582,022         397,141
                                                        ------------    ------------

Note Payable, Long-Term Portion                            2,733,412       2,686,130
                                                        ------------    ------------

Commitments and Contingencies (Note 4)

Shareholders' Equity
     Common stock, no par value, unlimited shares
       authorized; 48,672,640 and 43,188,362 shares
       issued and  outstanding at March 31, 2004
       and December 31, 2003                              63,812,889      54,789,896
     Deficit accumulated during the development stage    (47,924,169)    (46,213,413)
                                                        ------------    ------------

                   Total Shareholders' Equity             15,888,720       8,576,483
                                                        ------------    ------------

           Total Liabilities and Shareholders' Equity   $ 19,204,154    $ 11,659,754
                                                        ============    ============

              See notes to the consolidated financial statements.


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                  (Unaudited)
                                                                                 Period
                                                                              April 9, 1973
                                                                               (date of
                                                   Three Months Ended        inception) to
                                                        March 31,              March 31,
                                              ----------------------------
                                                    2004         2003            2004
                                              ------------    ------------    ------------
Sales                                         $    139,749    $     20,277    $    508,911
Cost of Sales                                      110,392          14,950         284,309
                                              ------------    ------------    ------------
Gross Margin                                        29,357           5,327         224,602
                                              ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development            27,226          28,714       6,700,577
     Research and development                      255,399         212,793       4,876,952
     Professional services                         252,594         184,358       4,105,363
     General and administrative expenses           955,956         557,838      18,436,771
     Depreciation and amortization                 221,196         218,625       6,615,075
     Asset impairment                                 --              --         2,759,956
                                              ------------    ------------    ------------
       Total operating expenses                  1,712,371       1,202,328      43,494,694
                                              ------------    ------------    ------------
Loss from Operations                             1,683,014       1,197,001      43,270,092
                                              ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                               47,282         120,173       5,037,036
     Interest income                               (19,938)           (180)       (837,762)
     Loss (gain) on foreign exchange                   399            --          (557,350)
     Loss on extinguishment of debt                   --              --           914,667
     Gain on forgiveness of debt                      --              --          (795,972)
     Loss on redemption of convertible
       debentures                                     --              --           193,256
                                              ------------    ------------    ------------
       Total other expense, net                     27,743         119,993       3,953,875
                                              ------------    ------------    ------------
Net Loss                                         1,710,757       1,316,994      47,223,967
Preferential Warrant Dividend                         --              --           693,569
                                              ------------    ------------    ------------
Net Loss Applicable to Shareholders           $  1,710,757    $  1,316,994    $ 47,917,536
                                              ============    ============    ============


Loss per Common Share - Basic and Diluted     $       0.04    $       0.04    $       4.78
                                              ============    ============    ============

Weighted Average Shares - Basic and Diluted     47,333,219      30,527,826      10,031,387
                                              ============    ============    ============

              See notes to the consolidated financial statements.


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                  (Unaudited)
                                                                                          Period
                                                                                      April 9, 1973
                                                           Three Months Ended            (date of
                                                                March 31,             inception) to
                                                      ----------------------------      March 31,
                                                          2004            2003            2004
                                                      ------------    ------------    ------------
Cash flows from development activities:
     Net loss                                         $ (1,710,757)   $ (1,316,994)   $(40,986,028)
     Adjustments to reconcile net loss to net cash
       used in development activities:
       Depreciation and amortization                       221,196         218,625       5,736,318
       Shares issued for services                             --            51,150         303,426
       Shares issued for interest                             --            38,888       1,116,437
       Issuance of common stock options
        to non-employees                                   118,274           7,192       3,149,415
       Issuance of common stock options to employees          --              --            78,220

       Variable accounting on stock options                100,584            --            93,950
       Issuance of common stock warrants                      --            37,368         924,861
       Amortization of discount on note payable             47,282          44,095         846,971
       Amortization of debt issuance costs                    --              --           504,567
       Asset impairment                                       --              --         2,759,956
       Loss on extinguishment of debt                         --              --           914,667
       Loss on redemption of convertible debentures           --              --           193,256
       Gain on forgiveness of debt                            --              --          (795,972)
       Loss on disposal of fixed assets                       --              --             1,945
       Gain on foreign currency translation                   --              --          (559,581)
       Deferred financing costs written off                   --              --           515,842
     Changes in assets and liabilities
       (net of effects of acquisition):
       Accounts receivable                                 (78,232)        131,864        (211,091)
       Other current assets                                (30,892)         (2,356)      1,681,108
       Other assets                                           --              --          (170,720)
       Trade accounts payable                              137,424          84,019         478,171
       Accrued liabilities                                  47,457          44,230          41,999
                                                      ------------    ------------    ------------

Net cash used in development activities                 (1,147,664)       (661,919)    (23,382,283)
                                                      ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                        --              --        (9,625,154)
     Purchase of property and equipment                    (35,922)         (6,619)     (3,697,347)

     Purchase of patents                                      --              --        (1,882,187)
                                                      ------------    ------------    ------------

Net cash used in investing activities
                                                           (35,922)         (6,619)    (15,204,688)
                                                      ------------    ------------    ------------


                                                                                        (continued)


                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                  (Unaudited)
                                                                                         Period
                                                                                     April 9, 1973
                                                           Three Months Ended           (date of
                                                                March 31,            inception) to
                                                       ---------------------------      March 31,
                                                           2004           2003            2004
                                                       ------------   ------------   ------------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     issuance costs                                    $       --     $    595,000   $ 22,070,081
   Issuance of shares under Employee Stock
     Purchase Plan                                             --          125,005         92,183
   Issuance of convertible debenture                           --             --        5,000,000
   Proceeds from exercise of common stock options           705,114           --        3,413,605
   Proceeds from exercise of warrants                     8,099,021           --       13,016,826
   Issuance of related party notes                             --             --          174,243
   Issuance of notes payable                                   --             --       19,130,540
   Payment of notes payable                                    --             --      (13,543,579)
   Payment of related party notes                              --             --         (174,243)
   Payment on capital lease                                    --             --          (27,075)
   Purchase of call options                                    --             --         (449,442)
   Redemption of convertible debentures                        --             --       (2,250,938)
                                                       ------------   ------------   ------------

Net cash provided by financing activities                 8,804,135        720,005     46,452,201
                                                       ------------   ------------   ------------

Net increase in cash and equivalents                      7,620,549         51,467      7,865,230

Cash and cash equivalents, beginning of period            3,869,669        244,681           None
                                                       ------------   ------------   ------------

Cash and cash equivalents, end of period               $ 11,490,218   $    296,148   $  7,865,230
                                                       ============   ============   ============

Supplemental disclosures:
Cash paid for interest                                 $       --     $     37,189
                                                       ============   ============

Cash paid for income taxes                                     None           None
                                                       ============   ============


Supplemental schedule of non-cash investing and financing activities:
For the three months ended March 31, 2004:
    - None

For the three months ended March 31, 2003:
   - We issued 250,001 common shares to Doral 18, LLC in payment of $100,000 of principal on our note payable. The conversion of the note resulted in additional interest expense of $38,889.


                                                                     (concluded)
              See notes to the consolidated financial statements.

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, "Altair", "we" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 26, 2004.

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

         The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         Stock-Based Compensation - Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS 123, employee and director stock-based compensation expense is measured using the intrinsic-value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method described in SFAS 123. We have elected to follow the accounting provisions of APB 25 for our employee and director stock-based awards and to furnish the pro forma disclosures required under SFAS 123.

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

         To estimate compensation expense that would be recognized under SFAS 123 for all stock-based awards, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options issued to employees and directors using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:
                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2004             2003
                                                  -----------    -------------
Net loss applicable to shareholders:
   As reported                                    $ 1,710,757    $   1,316,994
   Deduct: stock-based employee compensation
     expense included in reported net loss           (100,584)            --
   Add: stock-based employee compensation
     expense determined under value based
     method for all awards                            321,627             --
                                                  -----------    -------------
   Pro forma                                      $ 1,931,800    $   1,316,994
                                                  ===========    =============
Loss per common share (both basic and diluted):
   As reported                                    $      0.04    $        0.04
                                                  ===========    =============
   Pro forma                                      $      0.04    $        0.04
                                                  ===========    =============

         We estimated the fair value of options and rights granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          2004          2003
                                                          -------------------
        Dividend yield                                    None          None
        Expected volatility                                62%           64%
        Risk-free interest rate                          3.03%         2.77%
        Expected life (years)                              5.0           5.0
        Weighted average fair value of grants           $ 1.81        $ 0.17

Note 3.  Common Stock

         Common stock transactions during the three months ended March 31, 2004 were as follows:
                                                        Commmon Stock
                                                  -------------------------
                                                                   Stated
                                                    Shares         Amount
                                                  -----------   -----------
Balance, December 31, 2003                         43,188,362   $54,789,896
Exercise of warrants                                5,082,378     8,099,021
Exercise of common stock options                      401,900       705,114

Variable accounting on stock options                     --         100,584

Common stock options issued to non-employees             --         118,274
                                                  -----------   -----------
Balance, March 31, 2004                            48,672,640   $63,812,889
                                                  ===========   ===========

Note 4.  Notes Payable

         Notes payable consisted of the following at March 31, 2004 and December 31, 2003:

                                                 March 31,          December 31,
                                                   2004                2003
                                                ----------          ----------
         Note payable to BHP Minerals
              International, Inc.               $2,733,412          $2,686,130
         Less current portion                         --                  --
                                                ----------          ----------
         Long-term portion of notes payable     $2,733,412          $2,686,130
                                                ==========          ==========


Note 5.  Intangible Assets

         Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of March 31, 2004 was:

                                      Gross                            Net
                                    Carrying       Accumulated       Carrying
                                     Amount        Amortization       Amount
                                  -------------    -------------   ------------
         Patents and related
            expenditures          $   1,517,736    $   (478,587)   $  1,039,149


         The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $21,421 for the three months ended March 31, 2004, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in our financial condition between December 31, 2003 and March 31, 2004 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2003 and March 31, 2004. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Overview
--------
         In November 1999, we acquired all patent applications and technology related to a hydrometallurgical process developed by BHP Minerals International, Inc. ("BHP") primarily for the production of (1) titanium dioxide ("TiO2") products from titanium bearing ores or concentrates and (2) metal oxide nanoparticles (the "nanomaterials and titanium dioxide pigment technology") and all tangible equipment and other assets (the "nanomaterials and titanium dioxide pigment assets") used by BHP to develop and implement the nanomaterials and titanium dioxide pigment technology. The nanomaterials and titanium dioxide pigment technology has potential to produce both titanium pigments, which are commercially traded in bulk, and nanoparticles, which are sold on specialty product markets. At the time, the nanomaterials and titanium dioxide pigment technology was in development stage and not in commercial operation.

         When we acquired the nanomaterials and titanium dioxide pigment technology and related assets, we expected to be able to produce TiO2 nanoparticles for sale in established markets within a short period of time. Our expectation was that revenues from these sales, combined with external financing, would provide adequate cash flow to fund our development activities for the nanomaterials and titanium dioxide pigment technology, the Tennessee mineral property and the Altair Centrifugal Jig (the "Centrifugal Jig"). We underestimated the difficulty of entering the markets for TiO2 nanoparticles with the result that sales revenues have been below expectations and our external financing needs have been greater than anticipated.

         During much of the period from 2001 through 2003, we suffered cash shortages as our share price declined and financing became more difficult. In response to this, we reduced cash expenditures to the extent possible while still continuing to develop the nanomaterials and titanium dioxide pigment technology. At the same time, we reduced expenditures for the Tennessee mineral property and Altair jig and finally suspended work on these assets during 2003.

         We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense and (3) license and evaluate our pigment production process for the production of TiO2 pigment and pigment-related products from titanium-bearing oil sands. In addition, we have a pharmaceutical product in the early stages of development. Future revenues will depend on the success of these projects, the results of our other research and development work and the success of our marketing efforts.

Restructuring Plans and Progress
--------------------------------
         In December 2003, the Board of Directors of Altair (the "Board") approved a plan to restructure the Company in order to concentrate resources on the nanomaterials and titanium dioxide pigment business. The reorganization is intended to maximize management focus on nanomaterials, nanotechnology and material science in targeted markets for TiO2 pigment, TiO2 electrodes for titanium metal, pharmaceutical delivery structures, pharmaceuticals, dental materials and nanostructured materials for lithium ion batteries and fuel cells.

Life Sciences Division. As part of the restructuring, we are creating a new life sciences division that will focus on the continued development of pharmaceutical delivery structures (TiNano Spheres(TM)), dental materials and new nano-based pharmaceuticals including Altair's lead drug candidate, RenaZorb(TM). We have hired a consultant to assist in establishing the new life sciences division and we expect that he will become the senior vice president of the division if, over the next few months, his performance meets the Board's expectations.

Management Changes. Our former Chief Executive Officer, Dr. William P. Long, resigned as an officer and director of Altair on May 1, 2004. We are presently negotiating an agreement with Dr. Long under which we anticipate that he will oversee the disposition of our Centrifugal Jig, Tennessee Mineral Property and related assets, as further discussed below. Dr. Rudi E. Moerck, our President, is now our senior executive officer and is responsible for our day-to-day operations implementing our strategic plan. Dr. Moerck's education and work experience is in the life sciences area, and his skills align well with our short-term business goals.

         We have commenced a search for a new non-executive Chairman of the Board to work with Dr. Moerck and the remainder of the Board in their efforts to focus the resources of Altair on generating revenue and increasing value for shareholders. In the meantime, Jon Bengtson, who has extensive experience as a director of larger corporations and particular expertise in the finance and accounting areas, has assumed the position of Chairman of the Board. Under his leadership, we have formed an executive committee of the Board, including Messrs. Bengtson, Moerck, King and Hartman, which has met on an approximately bi-weekly basis and is actively involved in steering the emerging business plan of the Company.

Resource Allocation. We expect to continue our restructuring efforts during the remainder of fiscal year 2004. We expect that future changes will not be structural, but will relate primarily to decisions regarding allocation of resources among existing or proposed projects as we attempt to evaluate the various projects we are working on or considering, determine which have the best potential for short- and long- term revenue generation and focus most of our resources on such projects.

Disposition of Mineral Business. In March 2004, after our Board received and reviewed various summary presentations about our mineral business and various alternatives for its disposition, we announced our intent to consolidate the assets related to the Centrifugal Jig and our Tennessee mineral property into (or under) a single corporation, cause such corporation to become an SEC reporting company and distribute substantially all of the shares of common stock of such corporation to our shareholders (with any non-distributed shares being retained by Altair). At that time, the Board anticipated receipt in early May 2004 of a comprehensive business plan for the spin-off entity that could serve as a basis for the Board's final approval of the spin-off and recommendation of the spin-off to shareholders and a starting point for any registration statement, business plan, sales document, proxy statement or other document deemed necessary and appropriate in connection with the proposed spin-off. The Board did not receive the anticipated business plan in early May 2004, and all personnel responsible for the mineral assets, other than a single engineer performing our contractual obligations with respect to the Centrifugal Jig, have resigned or been terminated. In order to conserve capital, the Board has determined not to hire additional personnel at this time in order to complete the mineral assets business plan and related analysis; however, as part of the agreement we are negotiating with our former Chief Executive Officer, Dr. William P. Long, we anticipate that Dr. Long will undertake to develop a business plan for the mineral assets and that final internal approval, and public presentation, of any plan of disposition with respect to the mineral assets will occur after completion of such business plan. We do not expect the internal version of such business plan to be finalized until mid- to late-summer, if at all.

         Although the Board's initial review of disposition alternatives (including spin-off, sale, abandonment and joint venture) indicated that a spin-off would best effect the Board's desires to dispose of the mineral assets quickly and in a manner that enhances shareholder value (without excessive costs), the Board and those responsible for developing the business plan continue to evaluate the desirability and viability of several alternatives. In the meantime, we have reduced expenditures (net of contract revenues from the Centrifugal Jig) on the mineral assets to approximately $9,000 per month. We expect to maintain or slightly reduce that cost level during 2004 unless and until we begin incurring expenses related to a disposition transaction, which expenses have not exceeded $10,000 to date. Although we are committed to disposing of the mineral assets as soon as possible, our management resources are limited. We are in the midst of numerous initiatives essential to the development of our nanomaterials and titanium dioxide business and, to the extent that our human resources are insufficient to address issues related to both our core business and plans to dispose of our mineral assets, we expect to continue to give those business initiatives priority.

Liquidity and Capital Resources
-------------------------------
         We generated $139,749 of sales revenues in the first three months of 2004 but incurred a net loss of $1,710,757, resulting in an accumulated deficit of $47,924,169 at March 31, 2004.

         Our cash and short-term investments increased from $3,869,669 at December 31, 2003 to $11,490,218 at March 31, 2004 due primarily to the receipt of $705,114 from the exercise of stock options and receipt of $8,099,021 from the exercise of warrants. These increases in cash and short-term investments were partially offset by normal cash operating expenditures.

         Current and Expected Liquidity. At March 31, 2004, we had cash and cash equivalents of $11,490,218, an amount that would be sufficient to fund our basic operations through December 31, 2005 at current working capital expenditure levels. We will, however, increase expenditure levels in 2004 and 2005 as we execute on existing and expected contracts. Accordingly, if we are unable to increase our revenues proportionately, we will require additional financing to provide working capital to fund our day-to-day operations.

         In 2004, we expect to generate limited revenues from contract services utilizing our nanomaterials and titanium dioxide pigment technology. In addition, we hope to generate revenues through the licensing of RenaZorb(TM), a potential drug we developed that may be useful in phosphate control in kidney dialysis patients. A drug of similar compounds has been submitted for FDA approval by Shire Pharmaceuticals Group plc which has indicated that it expects the drug to receive FDA approval and be launched in 2004. If this similarly compounded drug is approved, we hope to be able to negotiate a license agreement for RenaZorb(TM) with one or more pharmaceutical companies during 2004. We can provide no assurance that we will enter into such a license agreement or that such license agreement would generate significant revenue in the short term.

         We have entered an agreement to license and evaluate our pigment production process for the production of TiO2 pigment and pigment-related products from titanium-bearing oil sands, and have submitted proposals to five international minerals and energy resources companies to develop and license our titanium pigment production process. We do not know whether such evaluations will be successful or that we will eventually license the technology to additional parties. Should we be successful in obtaining additional licenses for the technology, we would expect to receive development fees and royalties over the long-term, but no significant up-front payments. In the near term, unless we are able to enter into a RenaZorb(TM) license involving significant near term revenue, we expect to continue to finance our operations principally with existing cash and through the issuance of equity securities.

         Although we currently have capital sufficient to fund our operations at current levels, we expect our capital needs to increase during 2004 and 2005. We expect to hire additional personnel in order to satisfy our contractual obligations under existing and anticipated services agreements. In addition, our management is focused on facilitating the commercialization of one or more of its products in the foreseeable future. Substantially all of our products are at a conceptual or development stage and, if we are to commercialize one or more products ourselves (as opposed to licensing it for commercialization by the licensee), we will likely be required to hire additional employees, purchase additional equipment, and engage the research, marketing and other services of third parties. This may require significant additional capital. We believe our ability to find strategic partners would be enhanced if we had a stronger balance sheet.

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

         Capital Commitments. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments and contractual service agreements, and the periods in which payments are due as of March 31, 2004:

                                                Less Than                                After
Contractual Obligations             Total        1 Year      1-3 Years    4-5 Years     5 Years
-----------------------------    -----------   ----------   ----------   ----------   ----------
Notes Payable                    $3,000,000*   $     --     $1,200,000   $1,200,000   $  600,000

Mineral Leases                    1,074,349       314,445      339,510      292,657      127,737

Contractual Service Agreements      847,639       747,639      100,000         --           --
                                 ----------    ----------   ----------   ----------   ----------
Total Contractual Obligations    $4,921,988    $1,062,084   $1,639,510   $1,492,657   $  727,737
                                 ==========    ==========   ==========   ==========   ==========

* Before discount of $266,588.

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

         o Long-lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. At March 31, 2004, the carrying value of these assets was $7,435,892, or 39% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

         o Stock-Based Compensation. We have two stock option plans which provide for the issuance of stock options to employees and service providers. Although Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

Results of Operations
---------------------
Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         The net loss applicable to shareholders for the quarter ended March 31, 2004, which was the first quarter of our 2004 fiscal year, totaled $1,710,757 ($.04 per share) compared to a net loss of $1,316,994 ($.04 per share) in the first quarter of 2003. The principal factors contributing to the losses during these periods were the lack of substantial revenue combined with the incurrence of operating expenses.

         In the first quarter of 2004, we generated $138,127 of revenues from contract research work and other contracted services and $1,622 of revenues from the sale of nanoparticle products. The revenues from contract research work include $20,456 earned under an agreement with Western Michigan University ("WMU") for research services involving a technology used in the detection of chemical, biological and radiological agents. We expect to generate approximately $120,000 of revenues in connection with this contract during 2004. Other contracted services revenues includes $75,000 received from Titanium

Metals Corporation ("TIMET") under a contract to provide them with custom oxide feedstocks for a four-year, titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency. We expect to generate approximately $150,000 of revenues in connection with this contract during 2004. Contracted services revenues also includes $42,671 received from Western Oil Sands, Inc. in connection with an agreement to license our Altair Hydrochloride Pigment Process (the "AHPP") for its possible use of the AHPP for the production of titanium dioxide pigment and pigment-related products at the Athabasca Oil Sands Project in Alberta, Canada, and elsewhere. Upon execution of the agreement, we granted Western Oil Sands an exclusive, conditional license to use the AHPP on heavy minerals derived from oil sands in Alberta, Canada. The agreement also contemplates a three-phase, five-year program pursuant to which the parties will work together to further evaluate, develop and commercialize the AHPP. We expect to generate approximately $490,000 of revenues in 2004 in connection with the first phase of this contract. In the first quarter of 2003, we generated sales revenues of $20,277, which consisted of $1,581 from sales of titanium dioxide nanoparticles, and $18,696 from fees earned under a services agreement entered into with a materials company in September 2002.

         Our research and development ("R&D") efforts in the first quarter of 2004 were directed principally to contract research, pharmaceuticals and titanium pigment process development. R&D expenses increased by $42,606 from $212,793 in the first quarter of 2003 to $255,399 in the same period of 2004, principally as a result of increased labor hours, overheads and temporary employees charged to R&D projects. This increase was partially offset by an increase in contract research R&D expense transferred to cost of sales. Costs for contract research are accumulated in R&D accounts and transferred to cost of sales when the customer is billed for the work and revenue is recorded. We expect our R&D expenses for the remainder of fiscal 2004 to remain at levels higher than those of fiscal 2003.

         Professional services, which consist principally of legal, consulting and audit expenses, increased by $68,236 from $184,358 during the first quarter of 2003 to $252,594 in the first quarter of 2004. The increase is attributable to legal expenses for work associated with contract research agreements and the preparation of a shelf registration statement for our common shares.

         General and administrative expenses increased by $398,118 from $557,838 in first quarter of 2003 to $955,956 in the same period of 2004. Stock options and warrants expense increased by $116,349, from $0 in the first quarter of 2003 to $116,349 in the first quarter of 2004, as a result of stock options granted to non-employees and a charge of $100,584 for an increase in the fair value of stock options repriced in prior periods. Salaries and related overheads increased by $193,899 from $253,600 in the first quarter of 2003 to $447,499 in the first quarter of 2004 due to the addition of two new employees, salary increases and bonuses paid in the first quarter of 2004. Investor relations expenses increased by $112,305 from $69,947 in the first quarter of 2003 to $182,252 in 2004 as a result of $118,273 of non-cash charges for the fair value of stock options granted to service providers. These increases were partially offset by general and administrative overheads allocated to R&D.

         Interest expense decreased by $72,891, from $120,173 in the first quarter of 2003 to $47,282 in the first quarter of 2004. The decrease is due to the payoff of our note payable to Doral 18, LLC in September 2003.


Recent Business Developments
----------------------------

TIMET

         In January 2004 we became a subcontractor to TIMET for a titanium metal research program funded by the Defense Advanced Research Projects Agency

("DARPA"). In connection therewith, we were awarded a $150,000 contract from TIMET to design and develop a titanium oxide electrode structure and provide TIMET optimized titanium oxide feedstock to produce 50 pounds of titanium metal per day in batch production demonstrations. The program's goal is to lower the cost of titanium metal and titanium metal alloys to enable a broader market use. DARPA is specifically interested in lowering the cost to provide for a broader use in military applications such as aerospace and weapons systems. Our participation in this project is a natural extension of our titanium dioxide processing technology. Key intermediates in the AHPP for making pigment and nano-sized TiO2 allow the manufacture of porous electrodes that may be highly suitable for use in the titanium metal research program funded by DARPA.

RenaZorb(TM)

         RenaZorb(TM) is our drug candidate for use in phosphate control in kidney dialysis patients. In vitro testing and animal testing done to date indicate RenaZorb(TM) may be effective for use with kidney dialysis patients with end-stage renal disease. We have not, however, conducted human trials using RenaZorb(TM) or submitted an application to the U.S. Food and Drug Administration ("FDA") seeking approval to market RenaZorb(TM). An alternative lanthanum-based drug candidate, Fosrenol(TM), produced by Shire Pharmaceuticals Group plc, is currently under review for approval by the FDA. We do not expect to be able to enter into a license agreement unless and until Fosrenol(TM) obtains FDA approval. Although we expect the FDA to reach a decision regarding Fosrenol(TM) during 2004, we cannot be certain that approval will be granted. If we are able to enter into a license agreement, we are uncertain what the terms of the license would be, but pharmaceutical license agreements often involve up-front or staged payments in addition to royalties if FDA approval is obtained and the drug is marketed.

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

         We submitted phased development proposals for the testing and economic evaluation of our titanium pigment production technology to four minerals and energy resources companies during the first three quarters of 2003. We recently entered into a testing and development license with one of these companies, called Avireco, located in Vietnam, and anticipate that we may enter into additional testing agreements during 2004. We were recently informed that $250,000 in funds have now been authorized by the government of Vietnam to begin the first phase of pilot plant testing in the first quarter of 2004; however, we have not yet been authorized to proceed with the work. If the results of testing by one or more such companies are positive, we hope to enter into a long-term license agreement for regional exclusive use of the pigment technology. If one or more of such minerals and energy resources companies obtains such a license and subsequently constructs a full-scale production plant, we would expect to receive development fees and royalties over the long-term, but no significant up-front payments. We can provide no assurance that the results of any testing will be positive, that we will enter into a long-term license or that the licensee will construct a full-scale production plant in order to use our technology.

Nanocheck(TM)

         Nanocheck(TM) is a lanthanum-based compound that can be used to treat water for the removal of a wide range of deleterious impurities. It has no reported human health hazards and works effectively in existing filtration units without the need for purchasing additional equipment. We have conducted in-house tests of Nanocheck(TM) for phosphate removal in swimming pool simulations, and a pool and spa chemical company has performed materials testing that shows effective phosphate removal and high kinetics. Larger scale swimming pool tests are expected to be performed in the summer months beginning June 2004. We also expect to perform an arsenic removal study during the second quarter of 2004.

Battery Applications

         In March 2004, we signed a memorandum of joint development work with Hosokawa Micron International to establish a development program using both companies' combined technologies to develop advanced electrode materials for electrochemical devices, which include batteries, capacitors and supercapacitors, from a variety of nanomaterials. We expect to apply for U.S. government grants for the development and testing of the electrodes.


Forward-Looking Statements
--------------------------
         This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend,"
"expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the nanomaterials and titanium dioxide pigment processing technology and assets (including for pharmaceutical use), licensing of that technology for pharmaceutical or other uses, and other future activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect.

         Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

         o To date, we have not generated substantial revenues from operations. As of March 31, 2004, we have generated $480,641 of revenues from our nanomaterials and titanium dioxide pigment technology and $28,270 from the use of our centrifugal jig in consulting contracts. We believe that our nanomaterials and titanium dioxide pigment technology is the only one of our three lines of business that may generate significant revenues in the foreseeable future. Although we currently have approximately $985,000 in unfulfilled contractual commitments, such commitments primarily relate to our provision of research and development services or to sales of products for experimental purposes. We have no sales or other commitments with respect to on-going revenues from our nanomaterials and titanium dioxide pigment technology and can provide no assurance that we will ever generate significant revenues.

         o As of May 3, 2004, we had $10.9 million in cash, an amount sufficient to fund our ongoing operations until December 31, 2005 at current working capital expenditure levels. However, we may use our existing capital sooner than projected in connection with an unanticipated transaction, litigation or another unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise significant amounts of additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

         o The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, uncertainty regarding the viability of the nanomaterials and titanium dioxide pigment technology, significant customer contracts, significant litigation or other factors or events that could affect our business, financial condition, results of operations and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business or future prospects, including the following:

              (1) Intentional manipulation of our stock price by existing or future shareholders;

              (2) A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

              (3) The interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;

              (4) Positive or negative statements or projections about our company, or our industry, by analysts, stock gurus and other persons;

              (5) The adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure;

              (6) Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust; and

              (7) Speculation by short sellers of our common stock or other persons who stand to profit from a rapid increase or decrease in the price of our common stock.

              o Because of our relatively small size and limited resources, we do not plan to use our titanium processing technology for large-scale production of titanium dioxide pigments. As discussed in "Recent Business Developments--AHPP Technology", we have, however, entered into discussions with various minerals and materials companies about licensing our technology to such entities for large-scale production of titanium dioxide pigments. We have not entered into any long-term licensing agreements with respect to the use of our titanium processing technology for large-scale production of titanium dioxide pigments and can provide no assurance that we will be able to enter into any such agreement. Even if we enter into such an agreement, we would not receive significant revenues from such license until feasibility testing is complete and, if the results of feasibility testing were negative, would not receive significant revenues at any time.

              o In the short run, we also plan to use the titanium processing technology to produce TiO2 nanoparticles and/or to license the technology to others. TiO2 nanoparticles and other products we intend to initially produce with the titanium processing technology, such as nano-sized lithium titanate for use in batteries or other nanoparticles for use in titanium metals, dental applications or detection of radiological agents, generally must be customized for a specific application working in cooperation with manufacturers of products utilizing the nanoparticles and end users. We are still testing and customizing our TiO2 nanoparticle products for various applications and have no agreements with research partners, manufacturers, customers or others under which any such person has agreed to purchase, license or otherwise pay significant fees to Altair with respect to a nanoparticle application of our technology. We may never generate significant revenues producing, or licensing our technology for the production of, TiO2 or other nanoparticles.

              o As described in "Restructuring plans and Progress" above, we have announced, but have made little progress on, a plan to distribute to shareholders the capital stock of our subsidiary, Mineral Recovery Systems, which will hold the rights to the exploration-stage mineral deposit in Camden, Tennessee, the ownership of the Altair centrifugal jig and related intellectual property for agglomeration of titanium dioxide. Because of the recent resignation or termination of all but one of our employees responsible for working on our mineral assets, the scarcity of management resources and our decision to focus our efforts on various initiatives that are essential to the development of our nanomaterials and titanium dioxide processing technology, we may not complete the spin-off in the near future or at all. As part of finalizing our business plan for the spin-off, questions as to its viability may arise, or we may determine that other alternatives for the disposition of the mineral assets are more appropriate. We are uncertain when we will dispose of our mineral assets and what the form of such disposition transaction will be. In any case, we do not expect to receive significant value for such assets, even if they are sold, and believe that costs to Altair associated with the disposition transaction will equal or exceed short-term proceeds to Altair.

              o We have received a proposal from one of our shareholders, which is included in our proxy statement for our upcoming annual meeting. This same shareholder has taken the unusual step of issuing a press release and has sent numerous facsimiles to management making myriad demands (both personal to the shareholder and relating to the Company in general) and referencing the possibility of a proxy contest, litigation or other action. To the extent actions by this shareholder, or other shareholders, merit a response, we may be required to use scarce human and capital resources responding to shareholder actions rather than pursuing our business goals. The diversion of resources would likely be substantial in the case of litigation or a proxy contest. In addition, the market price for our common shares and our ability to enter into significant business transactions may be adversely affected by the existence and content of shareholder action. We can provide no assurance that our shareholders will not take actions and make claims or representations, whether or not true, that will adversely affect our ability to conduct our business and the market price of our common stock.

         The foregoing factors represent only a sampling of the most significant of the risks associated with an investment in the Company.

         In addition to the foregoing, we have included additional risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003. We recommend that you review such documents prior to investing in our common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at risk for changes in foreign currency exchange rates.

Item 4.  Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   See Exhibit Index attached hereto.

         b) On February 3, 2004, we filed a Form 8-K to report certain current business developments in order to ensure that the information is incorporated by reference into the Company's various registration statements that incorporate subsequent annual, quarterly and current reports by reference.

         c) On March 25, 2004, we filed a Form 8-K to report a news release announcing financial results for 2003 and also announcing the date for a quarterly conference call regarding the financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Altair Nanotechnologies Inc.



May 14, 2004                            By:  /s/ Rudi E. Moerck
------------------------                     ---------------------------------
Date                                         Rudi E. Moerck, President



May 14, 2004                            By:  /s/ Edward H. Dickinson
------------------------                     ---------------------------------
Date                                         Edward H. Dickinson,
                                             Chief Financial Officer



                                  EXHIBIT INDEX

  Exhibit No.                          Exhibit                            Incorporated by Reference/ Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
      3.1         Articles of Continuance                                Incorporated by reference to the Company's
                                                                         Current Report on Form 8-K filed with the
                                                                         SEC on July 18, 2002

      4.1         Bylaws                                                 Incorporated by reference to the Company's
                                                                         Quarterly Report on Form 10-Q filed with
                                                                         the SEC on August 13, 2003.

     31.1         Section 302 Certification of Chief Executive           Filed herewith
                  Officer

     31.2         Section 302 Certification of Chief Financial           Filed herewith
                  Officer

     32.1         Section 906 Certification of Chief Executive           Filed herewith
                  Officer

     32.2         Section 906 Certification of Chief Financial           Filed herewith
                  Officer