Form 10-Q
period 2004-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2004-08-13
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                          ALTAIR NANOTECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Canada                      1-12497               33-1084375
----------------------------    --------------------     -------------------
(State or other jurisdiction    Commission File No.)       (IRS Employer
of incorporation)                                        Identification No.)

                                 204 Edison Way
                               Reno, Nevada 89502
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (775) 856-2500



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



As of August 10, 2004 the registrant had 49,188,703 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                                                 June 30,       December 31,
                                                                   2004            2003
                                                               ------------    ------------
                            ASSETS
Current Assets
    Cash and cash equivalents                                  $ 10,180,470    $  3,869,669
    Accounts receivable, net                                         58,730          13,324
    Other current assets                                             40,765          79,187
                                                               ------------    ------------
       Total current assets                                      10,279,965       3,962,180

Property, Plant and Equipment, net                                6,365,600       6,618,805

Patents, net                                                      1,017,729       1,060,569

Other Assets                                                         18,200          18,200
                                                               ------------    ------------

                         Total Assets                          $ 17,681,494    $ 11,659,754
                                                               ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Trade accounts payable                                     $    276,769    $     85,255
    Accrued liabilities                                             662,816         311,886
                                                               ------------    ------------
       Total current liabilities                                    939,585         397,141
                                                               ------------    ------------
Note Payable, Long-Term Portion                                  2,781,526       2,686,130
                                                               ------------    ------------

Commitments and Contingencies (Note 4)

Shareholders' Equity
    Common stock, no par value, unlimited shares authorized;
       48,866,724 and 43,188,362 shares issued and
      outstanding at June 30, 2004 and December 31, 2003         64,038,584      54,789,896
    Deficit accumulated during the development stage            (50,078,201)    (46,213,413)
                                                               ------------    ------------

                  Total Shareholders' Equity                     13,960,383       8,576,483
                                                               ------------    ------------

          Total Liabilities and Shareholders' Equity           $ 17,681,494    $ 11,659,754
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

                                                                                                                 Period
                                                                                                             April 9, 1973
                                                                                                               (date of
                                                     Three Months Ended           Six Months Ended           inception) to
                                                          June 30,                    June 30,                  June 30,
                                              ------------------------------------------------------------
                                                  2004            2003            2004            2003            2004
                                              ----------------------------------------------------------------------------
Sales                                         $    154,233    $      4,434    $    293,982    $     24,711    $    663,144
Cost of Sales                                      200,440             938         310,832          15,888         484,749
                                              ------------    ------------    ------------    ------------    ------------
Gross Margin                                       (46,207)          3,496         (16,850)          8,823         178,395
                                              ------------    ------------    ------------    ------------    ------------
Operating Expenses
    Mineral exploration and development             55,506          15,167          82,732          43,881       6,756,083
    Research and development                       339,428         202,388         594,827         415,181       5,216,380
    Professional services                          478,742         157,208         731,336         341,566       4,584,105
    General and administrative expenses            988,839         599,050       1,944,795       1,156,888      19,432,244
    Depreciation and amortization                  220,314         218,359         441,510         436,984       6,835,389
    Asset impairment                                  --              --              --              --         2,759,956
                                              ------------    ------------    ------------    ------------    ------------
      Total operating expenses                   2,082,829       1,192,172       3,795,200       2,394,500      45,584,157
                                              ------------    ------------    ------------    ------------    ------------
Loss from Operations                             2,129,036       1,188,676       3,812,050       2,385,677      45,405,762
                                              ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
    Interest expense                                48,114         146,119          95,396         266,292       5,085,150
    Interest income                                (23,436)           (204)        (43,374)           (384)       (861,198)
    Loss (gain) on foreign exchange                    318            --               717            --          (557,032)
    Loss on extinguishment of debt                    --              --              --              --           914,667
    Gain on forgiveness of debt                       --              --              --              --          (795,972)
    Loss on redemption of convertible
      debentures                                      --              --              --              --           193,256
                                              ------------    ------------    ------------    ------------    ------------
      Total other expense, net                      24,996         145,915          52,739         265,908       3,978,871
                                              ------------    ------------    ------------    ------------    ------------
Net Loss                                         2,154,032       1,334,591       3,864,789       2,651,585      49,384,633
Preferential Warrant Dividend                         --           176,472            --           176,472         693,569
                                              ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders           $  2,154,032    $  1,511,063    $  3,864,789    $  2,828,057    $ 50,078,202
                                              ============    ============    ============    ============    ============

Loss per Common Share - Basic and Diluted    $       0.04    $       0.04    $       0.08    $       0.09    $       4.77
                                              ============    ============    ============    ============    ============

Weighted Average Shares - Basic and Diluted     48,740,271      35,287,020      48,036,745      32,920,570      10,501,871
                                              ============    ============    ============    ============    ============

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

                                                                                              Period
                                                                                           April 9, 1973
                                                                 Six Months Ended            (date of
                                                                     June 30,              inception) to
                                                            ------------    ------------      June 30,
                                                               2004           2003              2004
                                                            ------------    ------------    ------------
Cash flows from development activities:
    Net loss                                                $ (3,864,789)   $ (2,651,585)   $(49,384,633)
    Adjustments to reconcile net loss to net cash
      used in development activities:
      Depreciation and amortization                              441,510         436,984       6,835,389
      Shares issued for services                                    --            89,298         392,723
      Shares issued for interest                                    --            97,037       1,249,752
      Issuance of common stock options to non-employees          253,700          30,256       3,349,187
      Issuance of common stock options to employees               39,001            --           117,221
      Variable accounting on stock options                       (78,078)           --           825,590
      Issuance of common stock warrants                             --            37,066       1,026,277
      Amortization of discount on note payable                    95,396          88,966       1,076,175
      Amortization of debt issuance costs                           --              --           504,567
      Asset impairment                                              --              --         2,759,956
      Loss on extinguishment of debt                                --              --           914,667
      Loss on redemption of convertible debentures                  --              --           193,256
      Gain on forgiveness of debt                                   --              --          (795,972)
      Loss on disposal of fixed assets                            33,393            --            60,999
      Gain on foreign currency translation                          --              --          (559,581)
      Deferred financing costs written off                          --              --           515,842
    Changes in assets and liabilities (net of effects
      of acquisition):
      Accounts receivable                                        (45,406)        132,323         (58,730)
      Other current assets                                        38,422          (4,144)      1,693,833
      Other assets                                                  --              --          (170,720)
      Trade accounts payable                                     191,514          (6,664)        284,800
      Accrued liabilities                                        350,930          93,109         385,571
                                                            ------------    ------------    ------------

Net cash used in development activities                       (2,544,407)     (1,657,354)    (28,783,831)
                                                            ------------    ------------    ------------

Cash flows from investing activities:
    Asset acquisition                                               --              --        (9,625,154)
    Purchase of property and equipment                          (178,857)        (17,394)     (3,932,682)
    Proceeds received from sale of property and equipment           --              --             4,675
    Purchase of patents                                             --              --        (1,882,187)
                                                            ------------    ------------    ------------

Net cash used in investing activities                           (178,857)        (17,394)    (15,435,348)
                                                            ------------    ------------    ------------

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

                                                                                      Period
                                                                                  April 9, 1973
                                                           Six Months Ended          (date of
                                                               June 30,           inception) to
                                                    ---------------------------       June 30,
                                                         2004          2003            2004
                                                    --------------------------------------------
Cash flows from financing activities:
  Issuance of common shares for cash, net of
    issuance costs                                  $       --     $  2,367,103    $ 26,394,979
  Issuance of shares under Employee Stock
    Purchase Plan                                           --          277,212         698,858
  Issuance of convertible debenture                         --             --         5,000,000
  Proceeds from exercise of common stock options         737,709         98,000       3,935,036
  Proceeds from exercise of common stock warrants      8,296,356           --        16,631,270
  Issuance of related party notes                           --             --           174,243
  Issuance of notes payable                                 --             --        19,130,540
  Payment of notes payable                                  --         (280,000)    (14,663,579)
  Payment of related party notes                            --             --          (174,243)
  Payment on capital lease                                  --             --           (27,075)
  Purchase of call options                                  --             --          (449,442)
  Redemption of convertible debentures                      --             --        (2,250,938)
                                                    ------------   ------------    ------------

Net cash provided by financing activities              9,034,065      2,462,315      54,399,649
                                                    ------------   ------------    ------------

Net increase in cash and cash equivalents              6,310,801        787,567      10,180,470

Cash and cash equivalents, beginning of period         3,869,669        244,681            None
                                                    ------------   ------------    ------------

Cash and cash equivalents, end of period            $ 10,180,470   $  1,032,248    $ 10,180,470
                                                    ============   ============    ============

Supplemental disclosures:
Cash paid for interest                              $      --      $    80,289
                                                    ============   ============

Cash paid for income taxes                              None            None
                                                    ============   ============


Supplemental schedule of non-cash investing and financing activities:
For the six months ended June 30, 2004:
   - None
For the six months ended June 30, 2003:
  - We issued 681,994 common shares to Doral 18, LLC in payment of $266,290 of principal on our note payable.
  - We repriced warrants, held by a shareholder, for 796,331 common shares. The repriced warrants have an incremental fair value of $176,472 and have been accounted for as a preferential warrant dividend.
                                                                 (concluded)
              See notes to the consolidated financial statements.

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

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. We are in the process of developing and commercializing our nanomaterials and titanium dioxide pigment technology. We have financed operations primarily through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and by the issuance of debt (term notes). Additional funds will be required to complete development activities. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern through 2005.

         The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


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

         Deferred Income Taxes - We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

         Stock-Based Compensation - Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. As allowed by the provisions of SFAS 123, employee and director stock-based compensation expense is measured using the intrinsic-value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method described in SFAS 123. We have elected to follow the accounting provisions of APB 25 for our employee and director stock-based awards and to furnish the pro forma disclosures required under SFAS 123.

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

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                     -----------------------   ------------------------
                                                        2004         2003        2004        2003
                                                     -----------------------   ------------------------
Net loss applicable to shareholders:
  As reported                                        $2,154,032   $1,511,063   $3,864,789   $2,828,057
  Add: stock-based employee compensation
    income calculated under APB Opinion
    No. 25 included in reported net loss                139,661         --         39,077         --
  Add: stock-based employee compensation
    expense determined under value based
    method for all awards                               649,218       69,362      964,409       77,997
                                                     ----------   ----------   ----------   ----------

  Pro forma                                          $2,942,911   $1,580,425   $4,868,275   $2,906,054
                                                     ==========   ==========   ==========   ==========
Loss per common share (both basic and diluted):
  As reported                                        $     0.04   $     0.04   $     0.08   $     0.09
                                                     ==========   ==========   ==========   ==========
  Pro forma                                          $     0.06   $     0.04   $     0.10   $     0.09
                                                     ==========   ==========   ==========   ==========

          We estimated the fair value of options and rights granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

                                                        Six Months Ended
                                                            June 30,
                                                  ------------------------------
                                                      2004           2003
                                                  ------------------------------
         Dividend yield                                    None            None
         Expected volatility                                61%             66%
         Risk-free interest rate                          3.29%           2.40%
         Expected life (years)                              4.2             5.0
         Weighted average fair value of grants          $   .99        $   0.36

         Revenue Recognition - Revenue is generated from product sales and services performed under contract. Revenue is recognized for product sales at the time the purchaser has accepted delivery of the product and for services when the service has been performed and is billable in accordance with contract terms. For the three months ended June 30, 2004, we recognized $1,221 from product sales and $153,012 from contract services. For the six months ended June 30, 2004, we recognized $2,843 from product sales and $291,139 from contract services.

         Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and cost of sales based on labor costs.

         Recent Accounting Pronouncements - In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No.03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This pronouncement provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Management believes the adoption of Issue No. 03-1 will not have a material impact on the financial statements.


Note 3.  Common Stock

         Common stock transactions during the six months ended June 30, 2004 were as follows:

                                                      Common Stock
                                               ---------------------------
                                                                 Stated
                                                  Shares         Amount
                                               ------------   ------------
Balance, December 31, 2003                       43,188,362   $ 54,789,896
Exercise of common stock warrants                 5,254,462      8,296,356
Exercise of common stock options                    423,900        737,709
Variable accounting on common stock options            --          (78,078)
Common stock options issued to employees               --           39,001
Common stock options issued to non-employees           --          253,700
                                               ------------   ------------
Balance, June 30, 2004                           48,866,724   $ 64,038,584
                                               ============   ============



Note 4.  Notes Payable

         Notes payable consisted of the following at June 30, 2004 and December 31, 2003:


                                              June 30, 2004          December 31, 2003
                                              -------------        ---------------------
         Note payable to BHP Minerals
            International, Inc.                $2,781,526               $2,686,130
         Less current portion                       --                       --
                                               ----------               ----------
         Long-term portion of notes payable    $2,781,526               $2,686,130
                                               ==========               ==========

         The note payable to BHP Minerals International, Inc. is in the face amount of $3,000,000. Interest on the note does not begin to accrue until August 8, 2005. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763, an amount that is being amortized to interest expense over the life of the note. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 5.  Intangible Assets

         Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of June 30, 2004 was:

                                      Gross                            Net
                                    Carrying        Accumulated      Carrying
                                     Amount         Amortization      Amount
                                 ---------------- --------------- --------------
         Patents and related
           expenditures           $   1,517,736   $  (500,007)    $   1,017,729


         The weighted average amortization period for intangible assets is approximately 16.5 years. Amortization expense was $42,840 for the six months ended June 30, 2004, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in our financial condition between December 31, 2003 and June 30, 2004 and the material changes in our results of operations and financial condition between the three-and six-month periods ended June 30, 2003 and June 30, 2004. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

         We are a development-stage Canadian company, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We have organized into two divisions: Life Sciences and Performance Materials. Our research, development, production and marketing efforts are currently directed toward six market applications that utilize our proprietary technologies:

The Performance Materials Division
         o    Advanced Materials for Paints and Coatings
              o    The production of titanium dioxide pigments;
              o The production of nano-structured powders for thermal spray applications.
         o    Advanced Materials for Improving Process Technologies
              o The development of titanium dioxide electrode structures in connection with a research program aimed at developing a lower-cost process for producing titanium metals and related alloys;
              o The development and production of NanoCheck TM phosphate binding materials for prevention of algae growth.
         o    Advanced Materials for Alternative Energy
              o The development of materials for high performance batteries, fuel cells and photovoltaics.
The Life Sciences  Division
         o    Pharmaceutical Products
              o RenaZorb(TM), a new active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.
         o    Drug Delivery Products
              o TiNano SpheresTM and No-DefeatTM are rigid, hollow, porous high surface area ceramic micro structures that are derived from Altair's proprietary process technology.
         o    Dental  Materials
              o The development of nanomaterials for use in various products for dental fillings.

         We acquired the technology that serves as the original source for our nanomaterial and titanium dioxide pigment technologies from BHP Minerals International, Inc. in 1999.

         We expected to be able to produce titanium dioxide ("TiO2") nanoparticles for sale in established markets within a short period of time. Our expectation was that revenues from these sales, combined with external financing, would provide adequate cash flow to fund our development activities for the nanomaterial and titanium dioxide pigment technologies and our Tennessee mineral property and the Altair Centrifugal Jig (the "Centrifugal Jig"). We underestimated the difficulty of entering the markets for TiO2 nanoparticles with the result that sales revenues have been below expectations and our external financing needs have been greater than anticipated.

         During much of the period from 2001 through 2003, we suffered cash shortages as our share price declined and financing became more difficult. In response to this, we reduced cash expenditures to the extent possible while still continuing to develop the nanomaterials and titanium dioxide pigment technology. At the same time, we reduced expenditures for the Tennessee mineral property and Centrifugal Jig and finally suspended work on these assets during 2003.

         During the remainder of 2004, we expect sales revenues to come from contracts in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense and (3) license and evaluate our pigment production process for the production of TiO2 pigment and pigment-related products from titanium-bearing oil sands. In addition, we expect to realize revenues from agreements involving the development of our drug delivery system and water treatment products. Such agreements are not currently in place and will likely require additional testing and development work by Altair before customers will commit funds for joint development.

Recent Business Developments

Life Science Division

RenaZorb(TM) Products
---------------------

         In 2005, we hope to generate revenues through the licensing of RenaZorb(TM), a potential drug we developed that may be useful in phosphate control in kidney dialysis patients. A drug of similar compounds has been submitted for FDA approval by Shire Pharmaceuticals Group plc, which indicated in a recent press release that it has received a letter from the FDA indicating a 90-day extension to the review period to complete evaluation of new data relating to the formulation and dosage strengths. If this similarly compounded drug is approved, we hope to be able to quickly negotiate a license agreement for RenaZorb(TM) with one or more pharmaceutical companies. We do not expect to be able to negotiate a license agreement for RenaZorb(TM) unless and until the similar drug is approved by the FDA. We can provide no assurance that we will enter into such a license agreement or that such license agreement would generate significant revenue in the short term.

Drug Delivery System
--------------------

         We are continuing the test and development work on our drug delivery system and have filed additional patent applications related to it. The system uses rigid, hollow ceramic structures into which drugs can be loaded for release at therapeutic concentrations. The structures resist crushing, thereby making them an ideal delivery system for drugs that are subject to abuse such as amphetamines, narcotics or pain management drugs. We are continuing discussions with potential market partners interested in this system but have not yet signed any development contracts.


Performance Materials Division

Nanocheck(TM) Products
----------------------

         Nanocheck(TM) is a lanthanum-based compound that can be used to treat water for the removal of a wide range of deleterious impurities. It has no reported human health hazards and works effectively in existing filtration units without the need for purchasing additional equipment. We have conducted in-house tests of Nanocheck(TM) for phosphate removal in swimming pool simulations, and a pool and spa chemical company has performed materials testing that shows effective phosphate removal and high kinetics. Larger scale swimming pool tests being performed by a pool chemical company began in mid-August 2004. Significant sales of products incorporating Nanocheck(TM), if any, will not occur until at least mid-2005.

         During the second quarter of 2004, we performed a study using Nanocheck(TM) to remove arsenic from drinking water. The results of the study are currently being analyzed.

Battery Applications
--------------------

         In June 2004, we were awarded a National Science Foundation grant of $100,000 to fund joint development work on next generation lithium ion power sources with Hosokawa Micron's Nanoparticle Technology Center and Rutgers University's Energy Storage Research Group. The grant was effective July 1, 2004 with the work to be done over a six-month period. We expect to supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications. Nanomaterials are expected to improve the performance of these systems and enable their use in applications where immediate high power delivery is necessary.

Other
         With respect to TIMET and the Altair Hydrochloride Pigment Process, there are no significant changes or recent developments to report that would change the discussion contained in our Form 10-Q for the quarter ended March 31, 2004.

         Contract documents between the Vietnam project sponsor, AVIRECO, and the Company have been updated to reflect a current project start date and contract milestone dates. Contract finalization is scheduled for September 2004.

Restructuring Plans and Progress
--------------------------------

         In June 2004, we completed a reorganization of the Company in order to concentrate resources on the nanomaterials and titanium dioxide pigment business. The reorganization will maximize management focus on nanomaterials, nanotechnology and material science in targeted markets for TiO2 pigment, TiO2 electrodes for titanium metal, pharmaceutical delivery structures, pharmaceuticals, dental materials and nanostructured materials for lithium ion batteries and fuel cells.

Life Sciences Division. As part of the restructuring, we have created a new life sciences division that will focus on the continued development of pharmaceutical delivery structures (TiNano Spheres(TM)), dental materials and new nano-based pharmaceuticals including Altair's drug candidate, RenaZorb(TM).

Performance Materials Division. We also created a performance materials division that will focus on developing and licensing technologies for the manufacture of nano- to micron-sized ceramic materials. This includes the Altair Hydrochloride Pigment Process, production of nano-structured materials and contract research and development work in the materials sciences.

Disposition of Mineral Business. In March 2004, our Board received and reviewed various summary presentations about our mineral business and various alternatives for its disposition. The Board's initial review of disposition alternatives (including spin-off, sale, abandonment and joint venture) indicated that a spin-off would best effect the Board's desires to dispose of the mineral assets quickly and in a manner that enhances shareholder value (without excessive costs). However, after further consideration, the Board has abandoned the proposed spin-off and has concluded that the most cost-effective course of action with respect to the Tennessee mineral property is to terminate the mineral leases on the Tennessee mineral property, dispose of the related assets and remediate the subject property to the extent required by regulatory authorities. We expect to dispose of our interest in the Tennessee mineral property by the end of fiscal 2004 and expect that costs associated with the abandonment of the Tennessee mineral property will equal or exceed any proceeds from the disposition of related assets. Remediation work, which involves, among other things, the removal of the pilot plant and related facilities and restoration of the property, will begin after the remediation plan is approved by the applicable regulatory authorities. Costs of remediation are uncertain until such plan approval is obtained and the scope of the work is determined. We expect that the mineral leases, except those involved in remediation, will be terminated by the end of 2004. We expect that the remediation work will not be complete until early 2005.

A major minerals processing firm is currently testing the Centrifugal Jig The carrying costs associated with it are minimal, and the Board believes that, by retaining the Centrifugal Jig at least until the minerals processing firm has completed its testing and development work, we may be able to generate limited revenue (through licensing fees or in sale transaction) from the Centrifugal Jig in the foreseeable future. Accordingly, the Board has determined to maintain ongoing efforts to sell or license the Centrifugal Jig technology without additional investment.


Liquidity and Capital Resources
-------------------------------

         We generated $293,982 of sales revenues in the first six months of 2004 but incurred a net loss of $3,864,789, resulting in an accumulated deficit of $50,078,201 at June 30, 2004.

         Our cash and short-term investments increased from $3,869,669 at December 31, 2003 to $10,180,470 at June 30, 2004 due primarily to the receipt of $737,709 from the exercise of common stock options and receipt of $8,296,356 from the exercise of warrants. These increases in cash and short-term investments were partially offset by normal cash operating expenditures.

         Current and Expected Liquidity. At June 30, 2004, we had cash and cash equivalents of $10,180,470, an amount that would be sufficient to fund our basic operations through December 31, 2005 at current working capital expenditure levels. We will, however, increase expenditure levels in 2004 and 2005 as we execute on existing and expected contracts. Accordingly, if we are unable to increase our revenues proportionately, we will require additional financing to provide working capital to fund our day-to-day operations. As described above, we expect that revenues from our contract work will continue to expand incrementally in 2004.

         We do not, however, expect to receive significant licensing or produce sales revenue unless, and until, we are able to enter into licensing agreements related to Renazorb(TM), Nanocheck(TM), or our drug delivery systems. We do not expect to sign any such licensing agreements before late 2004, if at all, and expect that, other than a possible up-front licensing fee, a significant revenue stream would not develop from any such licenses until mid-2005 or later.

         Although we currently have capital sufficient to fund our operations at current levels, we expect our capital needs to increase during 2004 and 2005. We have hired, and expect to continue to hire, additional personnel to satisfy our contractual obligations under existing and anticipated services agreements, and to provide administrative support. In addition, our management is focused on facilitating the commercialization of one or more of its products in the foreseeable future. Substantially all of our products are at a conceptual or development stage and, if we are to commercialize one or more products ourselves (as opposed to licensing it for commercialization by the licensee), we will likely be required to hire additional employees, purchase additional equipment, and engage the research, marketing and other services of third parties. This may require significant additional capital. We believe our ability to find strategic partners would be enhanced if we had a stronger balance sheet.

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

         Capital Commitments. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments and contractual service agreements, and the periods in which payments are due as of June 30, 2004:

                                               Less Than                                 After
Contractual Obligations             Total        1 Year     1 - 3 Years  4 - 5 Years   5 Years
-----------------------          ----------    ----------   ----------   ----------   ----------
Notes Payable                    $3,000,000*   $     --     $1,200,000   $1,200,000   $  600,000
Mineral Leases**                  1,018,652       371,958      326,974      239,691       80,029
Contractual Service Agreements      574,339       486,839       87,500         --           --
                                 ----------    ----------   ----------   ----------   ----------
                                 $4,592,991    $  858,797   $1,614,474   $1,439,691   $  680,029
                                 ==========    ==========   ==========   ==========   ==========

* Before discount of $218,474.
* Although we expect to terminate substantially all mineral leases by the end of 2004, the obligations are included here because they are not yet terminated.


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

         o Long-lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. At June 30, 2004, the carrying value of these assets was $7,359,729, or 42% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

         o Stock-Based Compensation. We have two stock option plans which provide for the issuance of common stock options to employees and service providers. Although Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS No. 123 for employees and directors, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS No. 123. We calculate compensation expense under SFAS No. 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

         o Revenue Recognition. Revenue is generated from product sales and services performed under contract. Revenue is recognized for product sales at the time the purchaser has accepted delivery of the product and for services when the service has been performed and is billable in accordance with contract terms.

         o Overhead Allocation. Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and cost of sales based on labor costs.

Results of Operations
---------------------

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

         The net loss applicable to shareholders for the quarter ended June 30, 2004, which was the second quarter of our 2004 fiscal year, totaled $2,154,032 ($.04 per share) compared to a net loss of $1,511,063 ($.04 per share) in the second quarter of 2003. The principal factors contributing to the losses during these periods were the lack of substantial revenue combined with the incurrence of operating expenses.

         Sales revenues in the second quarter of 2004 were as follows:

                                                          Sales Revenues
                                                        Three Months Ended
                                                           June 30, 2004
                                                      ------------------------
                  Contract research:
                  ------------------
                    Western Oil Sands                       $ 71,534
                    Western Michigan University               35,768
                    Other                                     45,710
                                                            --------
                                Subtotal                     153,012
                  Nanoparticle products                        1,221
                                                            --------

                                Total                       $154,233
                                                            ========


         The revenues from contract research work include $35,768 earned under an agreement with Western Michigan University ("WMU") for research services involving a technology used in the detection of chemical, biological and radiological agents. We expect to generate approximately $120,000 of revenues in connection with this contract during 2004. Contracted services revenues also includes $71,534 received from Western Oil Sands, Inc. in connection with an agreement to license our Altair Hydrochloride Pigment Process (the "AHPP") for its possible use of the AHPP for the production of titanium dioxide pigment and pigment-related products at the Athabasca Oil Sands Project in Alberta, Canada, and elsewhere. Upon execution of the agreement, we granted Western Oil Sands an exclusive, conditional license to use the AHPP on heavy minerals derived from oil sands in Alberta, Canada. The agreement also contemplates a three-phase, five-year program pursuant to which the parties will work together to further evaluate, develop and commercialize the AHPP. We expect to generate approximately $490,000 of revenues in 2004 in connection with the first phase of this contract. During the quarter ended June 30, 2004, we also generated $45,710 of revenues from two other development contracts. We expect to supply additional materials and services through follow-on contracts with these customers in 2004 with a contract value of $45,000. In the second quarter of 2003, we generated sales revenues of $4,434, all of which, was from sales of titanium dioxide nanoparticles.

         Gross margin in the second quarter of 2004 was a negative $46,207, primarily due to a change in the method of recording facilities overhead costs. In prior years, overheads were recorded as general and administrative ("G&A") expenses and remained in G&A. In 2004, these overheads, which totaled $82,000 for the second quarter of 2004, are allocated between G&A, research and development ("R&D") and cost of sales. This allocation methodology was adopted in response to a material increase in contract services revenues in 2004 and the need to obtain cost reimbursement for these overheads in future contracts. Our existing customer contracts, which are principally contract R&D work, were negotiated with the goal of providing cost reimbursement and little or no margin, but significant potential for the development of valuable intellectual property. As a result of this and the change in accounting for overhead costs, we expect that margins will be slightly positive or negative until we enter into substantial product sales and/or agreements to license our technologies and/or additional contract R&D work which provides better margins.

         Our R&D efforts in the second quarter of 2004 were directed principally to contract research, pharmaceuticals and titanium pigment process development. R&D expenses increased by $137,040 from $202,388 in the second quarter of 2003 to $339,428 in the same period of 2004, principally as a result of increased labor hours, overheads and animal testing costs for RenaZorb(TM). This increase was partially offset by an increase in contract research R&D expense transferred to cost of sales. Costs for contract research are accumulated in R&D accounts and transferred to cost of sales when the customer is billed for the work and revenue is recorded. We expect our R&D expenses for the remainder of fiscal 2004 to remain at levels higher than those of fiscal 2003.

         Professional services, which consist principally of legal, consulting and audit expenses, increased by $321,534, from $157,208 during the second quarter of 2003, to $478,742 in the second quarter of 2004. Accounting fees increased by $19,000 as a result of compliance costs associated with the Sarbanes-Oxley Act. Legal expenses increased by $48,000 due primarily to legal costs associated with a shareholder proposal and other issues involving a shareholder. Legal expenses also increased as a result of patent costs associated with performance materials. Consulting fees increased by $254,000, from $27,000 in the second quarter of 2003 to $281,000 in the second quarter of 2004, as a result of consultants hired to assist with marketing and product development in both the performance materials and life sciences divisions. Of this amount, $135,000 represents non-cash expense associated with stock options granted to service providers.

         General and administrative expenses increased by $389,789 from $599,050 in second quarter of 2003 to $988,839 in the second quarter of 2004. Salaries and related overheads increased by $110,000, from $325,000 in the second quarter of 2003 to $435,000 in the second quarter of 2004, due to salary increases, bonuses and the addition of three new employees. Investor relations expenses increased by $69,000 from $54,000 in the second quarter of 2003 to $123,000 in the second quarter of 2004 as a result of programs designed to increase institutional investor ownership of Altair shares. Shareholder information expenses increased by $47,000, from $41,000 in the second quarter of 2003 to $88,000 in the second quarter of 2004, due to annual report printing and mailing costs; the number of shareholders owning our stock increased substantially in 2004. General office expenses increased by $75,000 from $96,000 in the second quarter of 2003 to $171,000 in the second quarter of 2004 primarily as a result of additional purchases of office supplies, increased travel and increased directors' fees. Technical operating expenses increased by $45,000 from $47,000 in 2003 to $92,000 in 2004 due primarily to increased product sample costs, laboratory costs and small equipment purchases. We also recorded an expense of $235,000 representing the value of common shares to be issued to a shareholder in connection with a settlement agreement involving certain issues raised by the shareholder. In addition, insurance expense increased by $17,000 as a result of higher premiums for liability and property coverages and we incurred a loss of $33,000 on disposal of property. These increases were partially offset by $82,000 of facilities overheads allocated to cost of sales and R&D as explained in the gross margin discussion above. In addition, stock option compensation expense decreased by $163,000 from the second quarter of 2003 to second quarter of 2004 as a result of a reduction in value of repriced stock options.

         Interest expense decreased by $98,005, from $146,119 in the second quarter of 2003 to $48,114 in the second quarter of 2004. The decrease is due to the payoff of our note payable to Doral 18, LLC in September 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

        For the six months ended June 30, 2004, the net loss applicable to shareholders was $3,864,789 ($.08 per share) compared to $2,828,057 ($.09 per share) for the same period of 2003.

        During the six months ended June 30, 2004, we generated $291,139 of revenues from contract research work and $2,843 from sales of nanoparticle products as follows:

                                                         Sales Revenues
                                                        Six Months Ended
                                                         June 30, 2004
                                                      ---------------------
                  Contract research:
                  ------------------
                       Western Oil Sands                   $114,205
                       Western Michigan University           56,224
                       TIMET                                 75,000
                       Other                                 45,710
                                                           --------
                                   Subtotal                 291,139
                  Nanoparticle products                       2,843
                                                           --------

                                   Total                   $293,982
                                                           ========


        The contract research revenues received from Titanium Metals Corporation ("TIMET") were generated under a contract to provide them with custom oxide feedstocks for a four-year, titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency. We expect to generate approximately $150,000 of revenues in connection with this contract during 2004. The other listed contracts are described above in "Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003".

        Gross margin for the six months ended June 30, 2004 was a negative $16,850, compared to positive $8,823 for the six months ended June 30, 2003. The decline in margin is attributable to the factors described above in "Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003".

        R&D expenses increased by $179,646 from $415,181 in the six months ended June 30, 2003 to $594,827 in the same period of 2004, principally as a result of increased labor hours, overheads, temporary employees working on R&D projects and animal testing costs for RenaZorb(TM). This increase was partially offset by an increase in contract research R&D expense transferred to cost of sales.

        Professional services increased by $389,770 from $341,566 during the six months ended June 30, 2003 to $731,336 in the same period of 2004. Accounting fees increased by $35,000 as a result of compliance costs associated with the Sarbanes-Oxley Act. Legal expenses increased by $115,000 due primarily to legal expenses for work associated with contract research agreements, preparation of a shelf registration statement for our common shares, legal costs associated with a shareholder proposal and other issues involving a shareholder. Legal expenses also increased as a result of patent costs associated with performance materials. Consulting fees increased by $240,000 as a result of consultants hired to assist with marketing and product development in both the performance materials and life sciences divisions. Included in this amount is $160,000 of non-cash expense representing the value of options granted to the service providers.

        General and administrative expenses increased by $787,907 from $1,156,888 in the six months ended June 30, 2003 to $1,944,795 in the same period of 2004. Salaries and related overheads increased by $306,000 from $607,000 in 2003 to $913,000 in 2004 due to salary increases, bonuses and the addition of three new employees. Investor relations expenses increased by $181,000 from $124,000 in the six months ended June 30, 2003 to $305,000 in the six months ended June 30, 2004 as a result of programs designed to increase institutional investor ownership of Altair shares. Shareholder information expenses increased by $47,000 from $41,000 in the six months ended June 30, 2003 to $88,000 in the six months ended June 30, 2004 due to annual report printing and mailing costs; the number of shareholders owning our stock increased substantially in 2004. General office expenses increased by $99,000 from $209,000 in the six months ended June 30, 2003 to $308,000 in the six months ended June 30, 2004 primarily as a result of additional purchases of office supplies and equipment, increased travel and increased directors' fees. We also recorded an expense of $235,000 representing the value of common shares to be issued to a shareholder in connection with a settlement agreement involving certain issues raised by the shareholder. In addition, insurance expense, corporate services and other operating expenses increased by $139,000, principally as a result of increased activity levels and rising insurance rates. These increases were partially offset by $170,000 of general and administrative overheads allocated to R&D as explained in the gross margin discussion above and a decrease in stock option compensation expense of $46,000 as a result of a reduction in value of repriced stock options.

        Interest expense decreased by $170,896, from $266,292 in the six months ended June 30, 2003 to $95,396 in the six months ended June 30, 2004. The decrease is due to the payoff of our note payable to Doral 18, LLC in September 2003.



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

         Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

         o To date, we have not generated substantial revenues from operations. As of June 30, 2004, we have generated $265,712 of revenues from our nanomaterials and titanium dioxide pigment technology and $28,270 from the use of our Centrifugal Jig in consulting contracts. Although we currently have approximately $903,000 in unfulfilled contractual commitments, such commitments primarily relate to our provision of research and development services or to sales of products for experimental purposes. We have no sales or other commitments with respect to on-going revenues from our nanomaterials and titanium dioxide pigment technology and can provide no assurance that we will ever generate significant revenues.

         o As of August 6, 2004, we had $9.7 million in cash, an amount sufficient to fund our ongoing operations until December 31, 2005 at current working capital expenditure levels. However, we may use our existing capital sooner than projected in connection with an unanticipated transaction, litigation or another unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise significant amounts of additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

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

         o We do not presently have the technical or financial resources to conduct clinical tests on, and take to market, any pharmaceutical application of our titanium and nanoparticle processing technology. In order for us to get any significant, long-term benefit from any potential pharmaceutical application of our technology, the following must occur:

              (1) we must enter into an evaluation license or similar agreement with a pharmaceutical company under which such company would pay a fixed or contingent fee for the right to evaluate a pharmaceutical use of our technology for a specific period of time and for an option to purchase or receive a license for such use of our technology;

              (2) clinical tests conducted by such pharmaceutical company would have to indicate that the pharmaceutical use of our technology is safe, technically viable and financially viable;

              (3) such pharmaceutical company would have to apply for and obtain FDA approval of the pharmaceutical use of our technology, or any related products, which would involve extensive additional testing; and

              (4) such pharmaceutical company would have to successfully market the product incorporating our technology.

         o The products we intend to initially produce or license with the titanium and nanoparticle processing technology generally must be customized for a specific application working in cooperation with the end user. We are still testing and customizing our prospective products, including Nanocheck(TM) and our drug delivery systems, for various applications and have no long-term agreements with end users to purchase any of our nanoparticle products. We may be unable to recoup our investment in the titanium and nanoparticle processing technology and titanium and nanoparticle processing equipment for various reasons, including the following:

              (1) products being developed by our potential customers that could use our nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end users;

              (2) even if our potential customers complete development of and find a market for their products, such potential customers may determine to use nanoparticle products of our competitors for various reasons, including:

              (3) we may be unable to customize our nanoparticle products to meet the distinct needs of potential customers;

              (4) potential customers may purchase from competitors because of perceived or actual quality or compatibility differences; and

              (5) our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

              (6)  because of our limited funding,  we may be unable to continue
                   our   development   efforts   until  a  strong   market   for
                   nanoparticles develops

         o We regard our intellectual property, particularly our proprietary rights in our titanium and nanoparticle processing technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our titanium and nanoparticle processing technology and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

              (1) Our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications;

              (2) The patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

              (3) Parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

              (4) The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;

              (5) Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

              (6) Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach our patented or unpatented proprietary rights.

              Because the value of our company and common shares is rooted primarily in our proprietary intellectual property rights, our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could have a material adverse effect on our business.

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

         o As described in "Restructuring plans and Progress" above, we have determined to dispose of the Tennessee mineral property and expect such disposition to take place by the end of fiscal 2004. We do not expect to receive significant value for the project's assets, even if they are sold, and believe that costs to Altair associated with the disposition transaction will equal or exceed proceeds to Altair from the disposition transaction.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.       Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

         (b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2004, we made a commitment to issue 100,000 common shares to a shareholder in a private placement as part of a settlement of various issues and claims made on Altair by Toyota on Western and Louis Schnur, the sole owner of Toyota on Western. Such common shares will be offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following: (a) the investor represents and warrants to the Company that it is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there is no public offering or general solicitation with respect to the offering; the investor is any existing shareholder of the Company and the investor represents and warrants that it is acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor is provided with an offering summary, a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) the investor acknowledges that all securities being purchased are "restricted securities" for purposes of the Securities Act, and agrees to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend is placed on the certificates and other documents representing each such security stating that it is restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

        We held an Annual Meeting of Shareholders on June 24, 2004 at which the shareholders considered and voted as follows on the items described below:

        1. The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        ---------------             ---------       --------------------------       ----------------
        Jon Bengtson                39,844,606               150,618                        -0-
        James Golla                 39,801,901               193,323                        -0-
        George Hartman              39,829,856               165,368                        -0-
        David King                  39,875,286               119,938                        -0-
        Christopher Jones           39,869,356               125,868                        -0-
        Rudi Moerck                 39,798,416               196,808                        -0-


        2. The shareholders considered whether to appoint Deloitte & Touche, LLP as auditors and authorize the Board of Directors to fix their remuneration. There were 39,849,250 votes cast in favor, no votes cast against, 36,042 votes withheld, and no broker non-votes, which vote was sufficient for approval.

        The proxy statement with respect to the Annual Meeting described a shareholder proposal regarding the director nomination process submitted by Louis Schnur and indicated that, if neither Mr. Schnur nor his authorized representative attended the Annual Meeting in order to present his shareholder proposal, the Company reserved the right to withdraw it. Because neither Mr. Schnur nor his authorized representative attended the Annual Meeting, the shareholder proposal was not formally presented or considered at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

a) See Exhibit Index attached hereto.

b) On May 18, 2004, we filed a Form 8-K to clarify development progress with respect to the Avireco project.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Altair Nanotechnologies Inc.


    August 13, 2004          By:  /s/ Rudi E. Moerck
    ---------------               ----------------------------------------------
             Date                 Rudi E. Moerck, President


    August 13, 2004          By:  /s/ Edward H. Dickinson
    ---------------               -----------------------
             Date                 Edward H. Dickinson, Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.                          Exhibit                            Incorporated by Reference/ Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
      3.1         Articles of Continuance                                Incorporated by reference to the Company's
                                                                         Current Report on Form 8-K filed with the
                                                                         SEC on July 18, 2002, File No. 001-12497.

      4.1         Bylaws                                                 Incorporated by reference to the Company's
                                                                         Quarterly Reporton Form 10-Q filed with
                                                                         the SEC on August 13, 2003, File No.001-12497.

     10.1         Settlement Agreement with Louis Schnur et al           Incorporated by reference to the Company's
                                                                         Amendment No. 2 to Registration Statement
                                                                         on Form S-3, File No. 333-117125, filed
                                                                         with the SEC on July 30, 2004.

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