Form 10-Q
period 2004-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2004-11-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004



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



         As of November 10, 2004 the registrant had 49,855,201 Common Shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                                                 September 30,   December 31,
                                                                     2004           2003
                                                                 ------------    ------------
                              ASSETS
Current Assets
     Cash and cash equivalents                                   $  8,868,422    $  3,869,669
     Accounts receivable, net                                         213,684          13,324
     Other current assets                                             118,886          79,187
                                                                 ------------    ------------
         Total current assets                                       9,200,992       3,962,180

Property, Plant and Equipment, net                                  6,322,783       6,618,805
Patents, net                                                          996,299       1,060,569
Other Assets                                                           18,200          18,200
                                                                 ------------    ------------

                           Total Assets                          $ 16,538,274    $ 11,659,754
                                                                 ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                      $    224,574    $     85,255
     Accrued liabilities                                              696,073         311,886
                                                                 ------------    ------------
         Total current liabilities                                    920,647         397,141
                                                                 ------------    ------------

Note Payable, Long-Term Portion                                     2,830,488       2,686,130
                                                                 ------------    ------------

Commitments and Contingencies (Note 4)

Shareholders' Equity
     Common stock, no par value, unlimited shares authorized;
        49,288,703 and 43,188,362 shares issued and
       outstanding at September 30, 2004 and December 31, 2003     64,305,664      54,789,896
     Deficit accumulated during the development stage             (51,518,525)    (46,213,413)
                                                                 ------------    ------------

                    Total Shareholders' Equity                     12,787,139       8,576,483
                                                                 ------------    ------------

            Total Liabilities and Shareholders' Equity           $ 16,538,274    $ 11,659,754
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

                                                                                                                Period
                                                                                                             April 9, 1973
                                                                                                               (date of
                                                    Three Months Ended              Nine Months Ended        inception) to
                                                       September 30,                   September 30,         September 30,
                                              ----------------------------    ----------------------------
                                                  2004             2003           2004            2003            2004
                                              ------------    ------------    ------------    ------------    ------------
Sales                                         $    346,907    $     17,318    $    640,889    $     42,029    $  1,010,051
Cost of Sales                                      293,685          16,706         604,517          32,594         778,434
                                              ------------    ------------    ------------    ------------    ------------
Gross Margin                                        53,222             612          36,372           9,435         231,617
                                              ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Mineral exploration and development             6,250          25,522          88,982          69,403       6,762,333
     Research and development                      221,054         246,585         815,881         661,766       5,437,434
     Professional services                         386,331         111,753       1,117,667         453,319       4,970,436
     General and administrative expenses           632,819         584,937       2,577,614       1,741,825      20,065,062
     Depreciation and amortization                 226,823         220,259         668,333         657,243       7,062,212
     Asset impairment                                 --              --              --              --         2,759,956
                                              ------------    ------------    ------------    ------------    ------------
       Total operating expenses                  1,473,277       1,189,056       5,268,477       3,583,556      47,057,433
                                              ------------    ------------    ------------    ------------    ------------
Loss from Operations                             1,420,055       1,188,444       5,232,105       3,574,121      46,825,816
                                              ------------    ------------    ------------    ------------    ------------
Other (Income) Expense:
     Interest expense                               50,336         141,658         145,732         407,950       5,135,486
     Interest income                               (29,706)           (631)        (73,080)         (1,015)       (890,904)
     Loss (gain) on foreign exchange                  (361)           --               356            --          (557,393)
     Loss on extinguishment of debt                   --              --              --              --           914,667
     Gain on forgiveness of debt                      --              --              --              --          (795,972)
     Loss on redemption of convertible
       debentures                                     --              --              --              --           193,256
                                              ------------    ------------    ------------    ------------    ------------
       Total other expense, net                     20,269         141,027          73,008         406,935       3,999,140
                                              ------------    ------------    ------------    ------------    ------------
Net Loss                                         1,440,324       1,329,471       5,305,113       3,981,056      50,824,956
Preferential Warrant Dividend                         --           416,014            --           592,486         693,569
                                              ------------    ------------    ------------    ------------    ------------
Net Loss Applicable to Shareholders           $  1,440,324    $  1,745,485    $  5,305,113    $  4,573,542    $ 51,518,525
                                              ============    ============    ============    ============    ============


Loss per Common Share - Basic and Diluted     $       0.03    $       0.05    $       0.11    $       0.13    $       4.70
                                              ============    ============    ============    ============    ============

Weighted Average Shares - Basic and Diluted     49,121,984      38,129,702      48,401,132      34,676,028      10,970,673
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

                                                                                            Period
                                                                                         April 9, 1973
                                                                 Nine Months Ended         (date of
                                                                   September 30,         inception) to
                                                           ----------------------------  September 30,
                                                                2004           2003          2004
                                                           ------------    ------------    ------------
Cash flows from development activities:
     Net loss                                              $ (5,305,113)   $ (3,981,056)   $(50,824,957)
     Adjustments to reconcile net loss to net cash
       used in development activities:
       Depreciation and amortization                            668,333         657,243       7,062,212
       Shares issued for services                               178,000          89,298         570,723
       Shares issued for interest                                  --           133,315       1,249,752
       Issuance of common stock options to non-employees        262,045          30,256       3,357,532
       Issuance of common stock options to employees             39,001          33,600         117,221
       Variable accounting on stock options                    (406,848)           --           496,820
       Issuance of common stock warrants                           --            37,065       1,026,277
       Amortization of discount on note payable                 144,358         134,626       1,125,137
       Amortization of debt issuance costs                         --              --           504,567
       Asset impairment                                            --              --         2,759,956
       Loss on extinguishment of debt                              --              --           914,667
       Loss on redemption of convertible debentures                --              --           193,256
       Gain on forgiveness of debt                                 --              --          (795,972)
       Loss on disposal of fixed assets                          33,393            --            60,999
       Gain on foreign currency translation                        --              --          (559,581)
       Deferred financing costs written off                        --              --           515,842
     Changes in assets and liabilities (net of effects
       of acquisition):
       Accounts receivable                                     (200,360)        115,803        (213,684)
       Other current assets                                     (39,699)        (42,757)      1,615,712
       Other assets                                                --              --          (170,720)
       Trade accounts payable                                   139,319        (120,242)        232,605
       Accrued liabilities                                      384,187         (24,674)        418,828
                                                           ------------    ------------    ------------

Net cash used in development activities                      (4,103,384)     (2,937,523)    (30,342,808)
                                                           ------------    ------------    ------------

Cash flows from investing activities:
     Asset acquisition                                             --              --        (9,625,154)
     Purchase of property and equipment                        (341,433)        (68,476)     (4,095,258)
     Proceeds received from sale of property
       and equipment                                               --              --             4,675
     Purchase of patents                                           --              --        (1,882,187)
                                                           ------------    ------------    ------------

Net cash used in investing activities                          (341,433)        (68,476)    (15,597,924)
                                                           ------------    ------------    ------------

                                                                  (continued)

                             ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Expressed in United States Dollars)
                                              (Unaudited)
                                                                                       Period
                                                                                    April 9, 1973
                                                                                      (date of
                                                          Nine Months Ended         inception) to
                                                            September 30,           September 30,
                                                     ---------------------------    ------------
                                                         2004           2003            2004
                                                     ------------   ------------    ------------
Cash flows from financing activities:
   Issuance of common shares for cash, net of
     issuance costs                                   $      --     $  4,324,898    $ 26,394,979
   Issuance of shares under Employee Stock
     Purchase Plan                                           --          442,230         698,858
   Issuance of convertible debenture                         --             --         5,000,000
   Proceeds from exercise of common stock options         737,709         98,000       3,935,036
   Proceeds from exercise of common stock warrants      8,705,861        631,882      17,040,775
   Issuance of related party notes                           --             --           174,243
   Issuance of notes payable                                 --             --        19,130,540
   Payment of notes payable                                  --       (1,120,000)    (14,663,579)
   Payment of related party notes                            --             --          (174,243)
   Payment on capital lease                                  --             --           (27,075)
   Purchase of call options                                  --             --          (449,442)
   Redemption of convertible debentures                      --             --        (2,250,938)
                                                     ------------   ------------    ------------

Net cash provided by financing activities               9,443,570      4,377,010      54,809,154
                                                     ------------   ------------    ------------

Net increase in cash and cash equivalents               4,998,753      1,371,011       8,868,422

Cash and cash equivalents, beginning of period          3,869,669        244,681            --
                                                     ------------   ------------    ------------

Cash and cash equivalents, end of period             $  8,868,422   $  1,615,692    $  8,868,422
                                                     ============   ============    ============

Supplemental disclosures:
Cash paid for interest                               $       --     $   84,009
                                                     ============   ============


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

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended September 30, 2004:
---------------------------------------------
    - None

For the nine months ended September 30, 2003:
---------------------------------------------
   - We issued 695,052 common shares to Doral 18, LLC in payment of $280,000 of principal on our note payable. The conversion of the note resulted in additional interest expense of $133,315.
   - On or about June 2, 2003, we repriced warrants, held by a shareholder, for 796,331 common shares. The repriced warrants have an incremental fair value of $176,472 and have been accounted for as a preferential warrant dividend.
   - In September 2003, we entered an agreement with a shareholder wherein the shareholder agreed to exercise 631,882 warrants that had an exercise price of $1.00 each. In return, we issued the shareholder 631,882 new warrants having an exercise price of $1.75 each. The new warrants have a fair value of $416,014 and have been accounted for as a preferential warrant dividend.

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

         The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                  -----------------------   -----------------------
                                                    2004          2003         2004         2003
                                                  ----------   ----------   ----------   ----------
Net loss applicable to shareholders:
   As reported                                    $1,440,324   $1,745,485   $5,305,113   $4,573,542
   Add : stock-based employee compensation
     income calculated under APB Opinion No. 25
     included in reported net loss                   328,770       33,600      367,847       33,600
   Add: stock-based employee compensation
     expense determined under value based
     method for all awards                           208,030      184,951    1,172,439      262,948
                                                  ----------   ----------   ----------   ----------

   Pro forma                                      $1,977,124   $1,964,036   $6,845,399   $4,870,090
                                                  ==========   ==========   ==========   ==========
Loss per common share (both basic and diluted):
   As reported                                    $     0.03   $     0.05   $     0.11   $     0.13
                                                  ==========   ==========   ==========   ==========
   Pro forma                                      $     0.04   $     0.05   $     0.14   $     0.14
                                                  ==========   ==========   ==========   ==========

         We estimated the fair value of options and rights granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

                                                      Nine Months Ended
                                                        September 30,
                                                ------------------------------
                                                     2004          2003
                                                ------------------------------
         Dividend yield                                   None           None
         Expected volatility                               73%            65%
         Risk-free interest rate                         4.23%          2.92%
         Expected life (years)                             6.4            5.0
         Weighted average fair value of grants        $   1.15       $   0.48

         In August 2004, we issued 300,000 stock options to an employee that vest ratably based on the market value of our common shares. As of September 30, 2004, management did not believe it was probable that the stock price would reach the stated market price and therefore did not include the fair value of the stock options in the disclosure above. Management will reevaluate the probability of this contingency at each reporting period and include the fair value of these stock options when they believe it is probable they will achieve the stated market price.

         Revenue Recognition - Revenue is generated from product sales and services performed under contract. Revenue is recognized for product sales at the time the purchaser has accepted delivery of the product and for services when the service has been performed and is billable in accordance with contract terms. Based on the specific terms and conditions of each contract/grant, revenues may be recognized on a time and materials basis as costs are incurred, a percentage of completion basis as stipulated milestones are achieved, or after final project reports are submitted. For the three months ended September 30, 2004, we recognized $4,018 from product sales and $342,889 from contract services. For the nine months ended September 30, 2004, we recognized $6,861 from product sales and $634,028 from contract services.

         Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and cost of sales based on labor costs.

         Recent Accounting Pronouncements - In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No.03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This pronouncement provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 did not have a material impact on our financial statements.

Note 3.  Common Stock

         Common stock transactions during the nine months ended September 30, 2004 were as follows:

                                                      Common Stock
                                               ---------------------------
                                                  Shares         Amount
                                               ------------   ------------
Balance, December 31, 2003                       43,188,362   $ 54,789,896
Exercise of common stock warrants                 5,576,441      8,705,861
Exercise of common stock options                    423,900        737,709
Common stock issued for services                    100,000        178,000
Variable accounting on common stock options            --         (406,848)
Common stock options issued to employees               --           39,001
Common stock options issued to non-employees           --          262,045
                                               ------------   ------------
Balance, September 30, 2004                      49,288,703   $ 64,305,664
                                               ============   ============

Note 4.  Notes Payable

         Notes payable consisted of the following at September 30, 2004 and December 31, 2003:

                                            September 30,       December 31,
                                                2004               2003
                                             ----------         ----------
Note payable to BHP Minerals
   International, Inc.                       $2,830,488         $2,686,130
Less current portion                               --                 --
                                             ----------         ----------
Long-term portion of notes payable           $2,830,488         $2,686,130
                                             ==========         ==========

         The note payable to BHP Minerals International, Inc. is in the face amount of $3,000,000. Interest on the note does not begin to accrue until August 8, 2005. As a result, we imputed the interest and reduced the face amount of the note payable by $566,763 at the date of issuance, an amount that is being amortized to interest expense over the life of the note. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 5.  Intangible Assets

         Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of September 30, 2004 was:

                                      Gross                            Net
                                     Carrying       Accumulated      Carrying
                                      Amount       Amortization      Amount
                                  --------------- --------------- --------------
         Patents and related
            expenditures           $ 1,517,736      $ (521,437)     $  996,299

         The weighted average amortization period for patents and related expenditures is approximately 16.5 years. Amortization expense was $64,270 for the nine months ended September 30, 2004, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles will be $85,680 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6.  Related Party Transactions

         In July 2004, we incurred a liability of $6,000 payable to Advanced Technology Group LLC ("ATG") in connection with a consulting agreement. David King, a member of our board of directors, is the managing partner of ATG. Under the terms of the agreement, ATG provides consulting services in reviewing federal grant opportunities and provides proposal development assistance on selected programs. These services are paid at the rate of 6% of the first $1,000,000 and 3.5% of amounts over $1,000,000 in grant monies secured from federal grants obtained through assistance by ATG.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion summarizes the material changes in our financial condition between December 31, 2003 and September 30, 2004 and the material changes in our results of operations and financial condition between the three-and nine-month periods ended September 30, 2003 and September 30, 2004. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Overview
--------
         We are a development-stage Canadian company, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We have recently organized into two divisions, Life Sciences and Performance Materials, in anticipation of generating a substantial amount of business activity and revenues from life sciences products, specifically pharmaceuticals and drug delivery products. At present, these revenues are not significant. Our research, development, production and marketing efforts are currently directed toward six market applications that utilize our proprietary technologies:

The Performance Materials Division
         o    Advanced Materials for Paints, Coatings and Sensors;
                  o  The production of titanium dioxide pigments;
                  o The production of nano-structured powders for thermal spray applications;
                  o The production of nano-structured powders for nano-sensor applications.
         o    Advanced Materials for Improving Process Technologies
                  o The development of titanium dioxide electrode structures in connection with a research program aimed at developing a lower-cost process for producing titanium metals and related alloys;
                  o The development and production of NanoCheck TM phosphate binding materials for prevention of algae growth.
         o    Advanced Materials for Alternative Energy
                  o The development of materials for high performance batteries, fuel cells and photovoltaics.
The Life Sciences Division
         o    Pharmaceutical   Products
                  o RenaZorb(TM), a new active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.
         o    Drug Delivery Products
                  o TiNano SpheresTM and No-DefeatTM are rigid, hollow, porous high surface area ceramic micro structures that are derived from Altair's proprietary process technology.
         o    Dental Materials
                  o The development of nanomaterials for use in various products for dental fillings.

         We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

         During the remainder of 2004, we expect sales revenues to come from contracts in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense, (3) license and evaluate our pigment production process for the production of TiO2 pigment and pigment-related products from titanium-bearing oil sands and (4) produce lithium titanate battery materials under a development program funded by a National Science Foundation Small Business Innovative Research grant. See Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 below for additional information regarding customer contracts and revenue expectations for the fourth quarter of 2004.

Recent Business Developments
----------------------------
         On August 16, 2004, we announced the appointment of Alan J. Gotcher, Ph.D., as Chief Executive Officer and director of the Company. Dr. Gotcher filled the position created by the May 1, 2004 retirement of Dr. William P. Long. Dr. Gotcher had been working with Altair as a management consultant since May 2004. Before joining Altair, Dr. Gotcher was chairman and CEO of Nevada-based InDelible Technologies, Inc., a development stage company that provides secure logistics through covert bar code marking systems and invisible bar code reading technologies. Prior to founding InDelible, Dr. Gotcher spent fourteen years with Avery Dennison where he served as senior vice president, Manufacturing & Technology, and chief technology officer. Prior to that, he was laboratory director, U.S. Corporate Research and Development, Raychem Corporation.

Performance Materials Division

Nanosensors Program
-------------------

         In September 2003, we entered into an agreement with Western Michigan University ("WMU") to provide research services and materials to support research involving a technology used in the detection of chemical, biological and radiological agents. The teaming/research agreement with WMU, funded by the Department of Energy ("DOE"), provided for total payments to Altair of $356,500 over a two-year period. Total revenues generated by Altair under this agreement through September 30, 2004 were $246,353. On September 30, 2004, we announced that the DOE awarded a stage 2 contract for the project under which we will continue joint development work for the design, synthesis and characterization of nanosensors for chemical, biological and radiological agents. Altair will receive an additional $672,000 over the two-year term of the stage 2 contract.

Nanocheck(TM) Products
----------------------

         Nanocheck(TM) is a lanthanum-based compound that can be used to treat water for the removal of a wide range of deleterious impurities. It has no reported human health hazards and works effectively in existing filtration units without the need for purchasing additional equipment. Nanocheck(TM) limits algae growth by removing the phosphate nutrients that algae require in order to reproduce. We have conducted in-house tests of Nanocheck(TM) for phosphate removal in swimming pool simulations, and a pool and spa chemical company has performed materials testing that shows effective phosphate removal and high kinetics. Larger scale swimming pool tests being performed by a pool chemical company began in mid-August 2004 and are continuing. These were delayed first due to internal issues within the pool chemical company and then due to the effects of hurricanes in the locale where tests were to be conducted. As a result, tests are now scheduled through the summer of 2005. Negotiations with major pool chemical companies are underway and if testing is successful and sales agreements are entered into, significant sales of products incorporating Nanocheck(TM), if any, may begin in 2006.

         During the second quarter of 2004, we performed a study using Nanocheck(TM) to remove arsenic from drinking water. The results of the study indicate that Nanocheck's performance is not significantly superior to other less costly products that are commercially available. As a result, we have elected not to pursue this application of Nanocheck(TM) at this time.

Battery Applications
--------------------

         In August 2004, we began work under a $100,000 Small Business Innovative Research grant awarded by the National Science Foundation to fund joint development work on next generation lithium ion power sources with Hosokawa Micron's Nanoparticle Technology Center and Rutgers University's Energy Storage Research Group. The grant was effective July 1, 2004 with the work to be done over a six-month period. We expect to supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications. Nanomaterials are expected to improve the performance of these systems and enable their use in applications where immediate high power delivery is necessary.

         During October, 2004 we were awarded a European patent for our "Process For Making Lithium Titanate", a product used in the development of lithium ion batteries and super capacitors.

Other
-----

         Our development agreement with Titanium Metals Corporation provides us with the opportunity to supply enough titanium dioxide micro porous electrodes to produce 50 pounds of titanium metal per day. We have met the contract and project goals and the project continues to move forward successfully.

         A contract to supply testing quantities of customized nano-sized coating materials was awarded, the third such contract we have entered with this customer.

         We have now completed approximately 50% of the Phase 1 workscope for the Western Oil Sands Project.

Life Science Division

RenaZorb(TM) Products
---------------------

         In 2005, we plan to generate revenues through the licensing of RenaZorb(TM), a potential drug we developed that may be useful in phosphate control in kidney dialysis patients. In September 2004, we announced the results of a pre-clinical animal study of RenaZorb(TM) which was conducted to determine its phosphate binding efficiency. The results indicated that RenaZorb(TM) bound more phosphate than Renagel, a drug currently on the market, and Fosrenol, a drug of similar compounds produced by Shire Pharmaceuticals Group plc ("Shire"). Fosrenol was approved by the FDA on October 26, 2004. As a result, we hope to be able to begin negotiating a license agreement for RenaZorb(TM) with one or more pharmaceutical companies. We have concentrated our efforts on making contacts with interested pharmaceutical companies, producing an information package for use in marketing RenaZorb(TM), and continuing with product development and testing work in our laboratories. We have sent the RenaZorb(TM) information package to over 40 pharmacuetical and biotechnology companies and preliminary discussions are underway which may lead to a licensing agreement for RenaZorb(TM). We can provide no assurance that we will enter into such a license agreement or that such license agreement would generate significant revenue in the short term.

Other
-----

         Two patent applications were filed for the TiNano Sphere drug delivery technology platform.

         We continue to work with a research consortium sponsored by the National Institutes of Health to strengthen polymer-based dental fillings utilizing our nano-zirconia.

         With respect to the Tennessee mineral property, we are continuing our efforts to terminate leases and draft a remediation plan. Remediation work, which involves, among other things, the removal of the pilot plant and related facilities and restoration of the property, will begin after the remediation plan is approved by the applicable regulatory authorities. Costs of remediation are uncertain until such plan approval is obtained and the scope of the work is determined. We expect this process to continue through the first quarter of 2005.

         A major minerals processing firm is currently testing the Centrifugal Jig. The carrying costs associated with it are minimal, and we plan to retain the Centrifugal Jig at least until the minerals processing firm has completed its testing and development work. We may be able to generate limited revenue (through licensing fees or in sale transaction) from the Centrifugal Jig in the foreseeable future.

Liquidity and Capital Resources
-------------------------------

         We generated $640,889 of sales revenues in the first nine months of 2004 but incurred a net loss of $5,305,113, resulting in an accumulated deficit of $51,518,525 at September 30, 2004.

         Our cash and short-term investments increased from $3,869,669 at December 31, 2003 to $8,868,422 at September 30, 2004 due primarily to the receipt of $737,709 from the exercise of common stock options and receipt of $8,705,861 from the exercise of warrants. These increases in cash and short-term investments were partially offset by normal cash operating expenditures.

         Current and Expected Liquidity. At September 30, 2004, we had cash and cash equivalents of $8,868,422, an amount that would be sufficient to fund our basic operations through December 31, 2005 at current working capital expenditure levels. We will, however, increase expenditure levels during the remainder of 2004 and in 2005 as we execute on existing and expected contracts. Accordingly, if we are unable to increase our revenues proportionately, we will require additional financing to provide working capital to fund our day-to-day operations. As described above, we expect that revenues from our contract work will continue to expand incrementally in 2004.

         We do not, however, expect to receive significant licensing or product sales revenue unless, and until, we are able to enter into licensing agreements related to Renazorb(TM), Nanocheck(TM), or our drug delivery systems. We do not expect to sign any such licensing agreements until early 2005, if at all, and expect that, when such licensing agreements are in place, we will generate a revenue stream consisting of an up-front licensing fee, milestone payments as development progresses and royalties when the products are brought to market.

         Although we currently have capital sufficient to fund our operations at current levels, we expect our capital needs to increase during the remainder of 2004 and 2005. We have hired, and expect to continue to hire, additional personnel to satisfy our contractual obligations under existing and anticipated services agreements, and to provide administrative support. In addition, our management is focused on facilitating the commercialization of one or more of its products in the foreseeable future. Substantially all of our products are at a conceptual or development stage and, if we are to commercialize one or more products ourselves (as opposed to licensing it for commercialization by the licensee), we will likely be required to hire additional employees, purchase additional equipment, and engage the research, marketing and other services of third parties. This may require significant additional capital.

         Accordingly, we may raise additional capital during the remainder of 2004 or 2005. We would most likely generate such financing through the issuance of equity securities in one or more private placements of common shares (probably with accompanying re-sale registration rights and warrants to purchase common shares) or public offerings of our common shares. We do not expect to, but may also issue debt securities or enter into loan or capital leasing arrangements, with one or more financial institutional investors. Any financing, especially an issuance of equity securities in a public offering or large private placement, may dilute existing shareholders and have an adverse effect on the market price of our common shares. We can provide no assurance that, if we determine to seek additional financing, we will be able to obtain additional financing at a reasonable cost, or at all.

         At November 10, 2004, we had 49,455,894 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 4,855,201 shares of common stock and options to purchase up to 3,556,700 shares of common stock.

         Capital Commitments. The following table discloses aggregate information about our contractual obligations including notes payable, mineral lease payments and contractual service agreements, and the periods in which payments are due as of September 30, 2004:

                                                Less Than                                            After
Contractual Obligations           Total           1 Year        1 - 3 Years     4 - 5 Years         5 Years
------------------------------ -----------      ----------      -----------     -----------      ------------
Notes Payable                  $ 3,000,000*     $     --        $ 1,200,000     $ 1,200,000      $   600,000
Mineral Leases**                 1,018,652         371,958          326,974         239,691           80,029
Contractual Service Agreements     427,648         352,648           75,000            --               --
                               -----------      ----------      -----------     -----------      ------------
Total Contractual Obligations  $ 4,446,300      $  724,606      $ 1,601,974     $ 1,439,691      $   680,029
                               ===========      ==========      ===========     ===========      ===========

* Before discount of $169,512
** Although we expect to terminate substantially all mineral leases by mid-2005, the obligations are included here because they are not yet terminated.

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

         o Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. At September 30, 2004, the carrying value of these assets was $7,296,659, or 44% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

         o Stock-Based Compensation. We have two stock option plans which provide for the issuance of common stock options to employees and service providers. Although Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS 123 for employees and directors, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS 123. We calculate compensation expense under SFAS 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key variables used in the model. We believe the estimates we use are appropriate and reasonable.

         o Revenue Recognition. Revenue is generated from product sales and services performed under contract. Revenue is recognized for product sales at the time the purchaser has accepted delivery of the product and for services when the service has been performed and is billable in accordance with contract terms. Based on the specific terms and conditions of each contract/grant, revenues may be recognized on a time and materials basis as costs are incurred, a percentage of completion basis, as stipulated milestones are achieved, or after final project reports are submitted.

         o Overhead Allocation. Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated monthly to research and development and cost of sales based on labor costs.

Results of Operations
---------------------

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
--------------------------------------------------------------------------------
         The net loss applicable to shareholders for the quarter ended September 30, 2004, which was the third quarter of our 2004 fiscal year, totaled $1,440,324 ($.03 per share) compared to a net loss of $1,745,485 ($.05 per share) in the third quarter of 2003. The principal factors contributing to the losses during these periods were the lack of substantial revenue combined with the incurrence of operating expenses.

         Sales revenues in the third quarter of 2004 were as follows:

                                                          Sales Revenues
                                                        Three Months Ended
                                                         September 30,2004
                                                      ------------------------
                  Contract research:
                  ------------------
                     Western Oil Sands                       $ 101,003
                     Western Michigan University               153,576
                     TIMET                                      39,310
                     National Science Foundation                49,000
                                                      ------------------------
                                Subtotal                       342,889
                  Nanoparticle products                          4,018
                                                      ------------------------

                                 Total                       $ 346,907
                                                      ========================

         The revenues from contract research work include $153,576 earned under an agreement with Western Michigan University ("WMU") for research services involving  a  technology  used in the  detection  of  chemical,  biological  and radiological agents. The agreement provides for total payments to Altair of $356,500 over a two-year period through August 2005. In September 2004, we were awarded a stage 2 contract for the project under which we will receive $672,000 over a two-year period. We expect to generate approximately $198,000 of revenues in connection with this contract during the fourth quarter of 2004.

         Contracted services revenues also includes $101,003 received from Western Oil Sands, Inc. in connection with an agreement to license our Altair Hydrochloride Pigment Process (the "AHPP") for its possible use for the production of titanium dioxide pigment and pigment-related products at the Athabasca Oil Sands Project in Alberta, Canada, and elsewhere. Upon execution of the agreement, we granted Western Oil Sands an exclusive, conditional license to use the AHPP on heavy minerals derived from oil sands in Alberta, Canada. The agreement also contemplates a three-phase, five-year program pursuant to which the parties will work together to further evaluate, develop and commercialize the AHPP. We expect to generate approximately $90,000 of revenues in the fourth quarter of 2004 in connection with this contract.

         During the quarter ended September 30, 2004, we also generated $39,310 of revenues from TIMET in connection with an agreement to design and develop a titanium oxide electrode structure and provide TIMET optimized titanium oxide feedstock to produce 50 pounds of titanium metal per day in batch production demonstrations. We expect to generate approximately $116,000 of revenues in the fourth quarter of 2004 in connection with this contract.

         We also generated $49,000 of revenues under a grant awarded by the National Science Foundation to fund joint development work on next generation lithium ion power sources. We expect to generate approximately $51,000 of revenues in the fourth quarter of 2004 in connection with this contract.

         In the third quarter of 2003, we generated sales revenues of $17,318, which consisted of $16,507 billed under the WMU contract and $811 from sales of nanoparticle products.

         Gross margin in the third quarter of 2004 was $53,222 on sales of $346,907, an improvement over the second quarter 2004 gross margin of negative $46,207 on sales of $154,233. This change in margin is the result of 1) the addition of new contracts, 2) changes in the mix of billable contracts and 3) redefining billable work under the WMU contract to increase the hourly billable rates and purchase capital assets necessary to complete the work. Our margins are generally adversely affected during 2004 as compared to earlier years by a change in the method of recording facilities overhead costs. In prior years, overhead costs were recorded as general and administrative ("G&A") expenses and remained in G&A. In 2004, these overhead costs, which totaled $127,000 for the third quarter of 2004, are allocated between G&A, research and development ("R&D") and cost of sales. This allocation methodology was adopted in response to a material increase in contract services revenues in 2004 and the need to obtain cost reimbursement for these overhead costs in future contracts. Our existing customer contracts, which are principally contract R&D work, were negotiated with the goal of providing cost reimbursement and little or no margin, but significant potential for the development of valuable intellectual property. As a result of this and the change in accounting for overhead costs, we expect that margins will be slightly positive or negative until we enter into substantial product sales and/or agreements to license our technologies and/or additional contract R&D work which provides better margins.

         We incur R&D expenses for development of new products and intellectual property and for contract research work that is billable to customers. Contract research expenses are recorded as costs of sale when the customer is billed for the work and revenue is recorded. Consequently, R&D expenses are reflected in both the "Research and development" and "Cost of sales" lines in our income statements. In the third quarter of 2004, total R&D expenditures were $514,126, with $221,054 being recorded in R&D and $293,072 being recorded in cost of sales. In the third quarter of 2003, total R&D expenditures were $263,092, with $246,585 being recorded in R&D and $16,507 being recorded in cost of sales. The increase in total R&D expenditures of $251,034 from the third quarter of 2003 to the third quarter of 2004 is due to an increase in staffing and the allocation of facilities overhead costs to R&D. The increase in R&D charged to cost of sales of $276,565 from the third quarter of 2003 to the third quarter of 2004 is the result of our entering into several new contract research agreements with customers. We expect our total R&D expenditures for the remainder of fiscal 2004 to remain at levels higher than those of fiscal 2003.

         Professional services, which consist principally of legal, consulting and audit expenses, increased by $274,578, from $111,753 during the third quarter of 2003, to $386,331 in the third quarter of 2004. Consulting fees increased by $134,000, from $13,000 in the third quarter of 2003 to $147,000 in the third quarter of 2004, primarily as a result of consultants hired to assist with marketing and product development in both the performance materials and life sciences divisions. Legal expenses increased by $58,000, from $79,000 in the third quarter of 2003 to $137,000 in the same quarter of 2004 due to patent costs associated with performance materials and life sciences products, and a settlement agreement involving a shareholder. Audit expenses increased by $82,000, from $18,000 during the third quarter of 2003, to $100,000 in the third quarter of 2004, primarily as a result of compliance costs associated with the Sarbanes-Oxley Act.

         General and administrative expenses increased by $47,882 from $584,937 in third quarter of 2003 to $632,819 in the third quarter of 2004. Salaries and related overhead costs increased by $109,000, from $314,000 in the third quarter of 2003 to $423,000 in the third quarter of 2004, due to salary increases and the addition of five new employees. Investor relations expenses increased by $227,000 from $20,000 in the third quarter of 2003 to $247,000 in the third quarter of 2004 as a result of programs designed to increase institutional investor ownership of Altair shares. This amount includes $178,000 which represents the value of Altair common shares issued to a financial advisor in connection with these programs. Technical operating expenses increased by $66,000 from $62,000 in 2003 to $128,000 in 2004 due primarily to increased product sample costs. General insurance expense increased by $47,000 from

$51,000 in 2003 to $98,000 in 2004 due to increases in rates and coverages. General office expenses increased by $94,000 from $151,000 in the third quarter of 2003 to $245,000 in the third quarter of 2004 primarily as a result of additional purchases of office supplies, increased directors' fees and higher occupancy costs for utilities and facilities maintenance. These increases were partially offset by $127,000 of facilities overhead costs allocated to cost of sales and R&D as explained in the gross margin discussion above. In addition, stock option compensation expense decreased by $362,000 from the third quarter of 2003 to third quarter of 2004 as a result of a reduction in value of repriced stock options.

         Interest expense decreased by $91,322, from $141,658 in the third quarter of 2003 to $50,336 in the third quarter of 2004. The decrease is due to the payoff of our note payable to Doral 18, LLC in September 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------
        For the nine months ended September 30, 2004, the net loss applicable to shareholders was $5,305,113 ($0.11 per share) compared to $4,573,542 ($0.13 per share) for the same period of 2003.

        During the nine months ended September 30, 2004, we generated $634,028 of revenues from contract research work and $6,861 from sales of nanoparticle products as follows:

                                                         Sales Revenues
                                                        Nine Months Ended
                                                        September 30,2004
                                                      ----------------------

                  Contract research:
                  ------------------
                     Western Oil Sands                       $ 215,208
                     Western Michigan University               209,280
                     TIMET                                     114,310
                     National Science Foundation                49,000
                     Other                                      45,710
                                                      ------------------------
                                Subtotal                       634,028
                  Nanoparticle products                          6,861
                                                      ------------------------

                                 Total                       $ 640,889
                                                      ========================

        See "Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003" above for a discussion of contract research agreements, our revenue expectations for the fourth quarter of 2004 and factors affecting gross margins.

        For the nine months ended September 30, 2004, total R&D expenditures were $1,419,248, with $815,881 being recorded in R&D and $603,367 being recorded in cost of sales. For the nine months ended September 30, 2003, total R&D expenditures were $679,749, with $661,766 being recorded in R&D and $17,983 being recorded in cost of sales. The increase in total R&D expenditures of $739,499 from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is due to an increase in staffing, the allocation of facilities overhead costs to R&D and animal testing costs for RenaZorb(TM). The increase in R&D charged to cost of sales of $585,384 from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is the result of our entering into several new contract research agreements with customers.

        Professional services increased by $664,348, from $453,319 during the nine months ended September 30, 2003 to $1,117,667 in the same period of 2004. Accounting fees increased by $116,000, from $96,000 in the nine months ended September 30, 2003 to $212,000 in the comparable period of 2004, as a result of compliance costs associated with the Sarbanes-Oxley Act. Legal expenses increased by $174,000, from $238,000 in the nine months ended September 30, 2003 to $412,000 in the comparable period of 2004, due primarily to legal expenses for work associated with contract research agreements, preparation of a shelf registration statement for our common shares, legal costs associated with a shareholder proposal and other issues involving a shareholder. Legal expenses also increased as a result of patent costs associated with performance materials and life sciences products. Consulting fees increased by $374,000 as a result of consultants hired to assist with marketing and product development in both the performance materials and life sciences divisions. Included in this amount is $168,000 of non-cash expense representing the value of options granted to the service providers.

        General and administrative expenses increased by $835,789 from $1,741,825 in the nine months ended September 30, 2003 to $2,577,614 in the same period of 2004. Salaries and related overhead costs increased by $426,000 from $937,000 in the nine months ended September 30, 2003 to $1,363,000 in the nine months ended September 30, 2004 due to salary increases, bonuses and the addition of five new employees. Investor relations expenses increased by $643,000 from $144,000 in the nine months ended September 30, 2003 to $787,000 in the nine months ended September 30, 2004, primarily as a result of programs designed to increase institutional investor ownership of Altair shares. This amount includes a non-cash charge of $78,000 for the value of options granted to service providers and $178,000 for the value of common shares issued to a service provider. Investor relations expenses for the nine months ended September 30, 2004 also includes a non-cash charge of $235,000 for the value of common shares issued to a shareholder in connection with a settlement agreement involving certain issues raised by the shareholder. Shareholder information expenses increased by $45,000 from $65,000 in the nine months ended September 30, 2003 to $110,000 in the nine months ended September 30, 2004 due to annual report printing and mailing costs; the number of shareholders owning our stock increased substantially in 2004. General insurance expense increased by $68,000 from $112,000 in 2003 to $180,000 in 2004 due to increases in rates and coverages. General office expenses increased by $239,000 from $382,000 in the nine months ended September 30, 2003 to $621,000 in the nine months ended September 30, 2004 primarily as a result of additional purchases of office supplies and equipment, increased travel and increased directors' fees. Technical operating expenses increased by $82,000 from $103,000 in 2003 to $185,000 in 2004 due primarily to increased product sample costs. These increases were partially offset by $297,000 of general and administrative overhead costs allocated to R&D as explained in the gross margin discussion above and a decrease in stock option compensation expense of $409,000 as a result of a reduction in value of repriced stock options.

        Interest expense decreased by $262,218, from $407,950 in the nine months ended September 30, 2003 to $145,732 in the nine months ended September 30, 2004. The decrease is due to the payoff of our note payable to Doral 18, LLC in September 2003.

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

         Among the key factors that may have a direct bearing on the Company's operating results are various risks and uncertainties including, but not limited to, the following:

         o To date, we have not generated substantial revenues from operations. As of September 30, 2004, we have generated $981,781 of revenues from our nanomaterials and titanium dioxide pigment technology and $28,270 from the use of our Centrifugal Jig in consulting contracts. Although we currently have approximately $1,332,000 in unfulfilled contractual commitments, such commitments primarily relate to our provision of research and development services or to sales of products for experimental purposes. We have no sales or other commitments with respect to on-going revenues from our nanomaterials and titanium dioxide pigment technology and can provide no assurance that we will ever generate significant revenues.

         o As of November 10, 2004, we had $8.3 million in cash, an amount sufficient to fund our ongoing operations until December 31, 2005 at current working capital expenditure levels. However, we may use our existing capital sooner than projected in connection with an unanticipated transaction, litigation or another unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise significant amounts of additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

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

              (2) Even if our potential  customers  complete  development of and find a market for their products, such potential customers may determine to use nanoparticle products of our competitors for various reasons, including:

                  o We may be unable to customize our nanoparticle products to meet the distinct needs of potential customers;

                  o   Potential  customers may purchase from competitors because
                      of   perceived   or  actual   quality   or   compatibility
                      differences; and

                  o Our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

              (3) Because of our limited  funding,  we may be unable to continue
                  our   development   efforts   until  a   strong   market   for
                  nanoparticles develops

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

         o We have determined to dispose of the Tennessee mineral property and expect such disposition to take place during 2005. We do not expect to receive significant value for the project's assets, even if they are sold, and believe that costs associated with the disposition transaction will equal or exceed proceeds to Altair from the disposition transaction. We will not be able to begin remediation work of the Tennessee mineral property until after the remediation plan is approved by the applicable regulatory authorities, and costs of remediation are uncertain until such plan approval is obtained and the scope of the work is determined.

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

Item 4.       Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2004, we issued 100,000 common shares to a service provider in return for investor relations services. Such common shares will be offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following:
(a) the investor represents and warrants to the Company that it is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there is no public offering or general solicitation with respect to the offering; the investor is any existing shareholder of the Company and the investor represents and warrants that it is acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor is provided with an offering summary, a copy of the most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K of the Company and all other information requested by the investor with respect to the Company, (d) the investor acknowledges that all securities being purchased are "restricted securities" for purposes of the Securities Act, and agrees to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend is placed on the certificates and other documents representing each such security stating that it is restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 5. Other Information

On November 10, 2004 we entered into employment agreements with certain of our executive officers and other employees, including Mr. Douglas Ellsworth, Senior Vice President, and Mr. Edward Dickinson, Chief Financial Officer. Each of the agreements are 18 months in duration and provide for base salaries, bonuses at the discretion of the board of directors, standard company benefits available to all employees and severance payments equal to base salary plus COBRA health insurance premiums for a nine-month period in the event of early termination by the Company without cause. The base salary for Mr. Ellsworth is $125,000, and the base salary for Mr. Dickinson is $115,000. The agreements also contain non-compete and non-solicitation covenants on the part of the executives while they are employed by the Company and during a period of 12-24 months following the termination of employment.

On August 16, 2004, we entered into an employment agreement with Dr. Alan Gotcher, our new Chief Executive Officer. The agreement is 24 months in duration (subject to an option on the part of the Company to extend for an additional year) and provides for base salaries, bonuses at the discretion of the board of directors, standard company benefits available to all employees and severance payments equal to base salary plus COBRA health insurance premiums for a nine-month period in the event of early termination by the Company without cause. The base salary for Dr. Gotcher is $275,000. In addition, the Company granted Dr. Gotcher an option to purchase, during a ten-year term, up to 300,000 shares of common stock of the Company at an exercise price equal to the closing price of such shares on August 16, 2004. Such option is subject to vesting based upon the market price of the Company's common stock. The agreement also contains non-compete and non-solicitation covenants on the part of Dr. Gotcher while he is employed by the Company and during a period of 12 months following the termination of his employment.


Item 6.  Exhibits

         See Exhibit Index attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Altair Nanotechnologies Inc.


November 15, 2004           By:  /s/ Alan J. Gotcher
-----------------                -----------------------------------------------
          Date                   Alan J. Gotcher, Chief Executive Officer


November 15, 2004           By:  /s/ Edward H. Dickinson
-----------------                -----------------------------------------------
          Date                   Edward H. Dickinson, Chief Financial Officer


                                  EXHIBIT INDEX

  Exhibit No.                          Exhibit                           Incorporated by Reference/Filed Herewith
----------------  ---------------------------------------------------    ---------------------------------------------
     10.1         Employment Agreement of Douglas Ellsworth              Filed herewith
     10.2         Employment Agreement of Edward Dickinson               Filed herewith
     10.3         Employment Agreement of Alan J. Gotcher, Ph.D.         Filed herewith
     31.1         Section 302 Certification of Chief Executive
                  Officer                                                Filed herewith
     31.2         Section 302 Certification of Chief Financial
                  Officer                                                Filed herewith
     32.1         Section 906 Certification of Chief Executive
                  Officer                                                Filed herewith
     32.2         Section 906 Certification of Chief Financial
                  Officer                                                Filed herewith