Form 10-K/A
period 2004-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2005-03-10
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                   FORM 10-K/A

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

Item 13.   Certain Relationships and Related Transactions...................................................42

Item 14.   Principal Accountant Fees and Services...........................................................42


PART IV.....................................................................................................43

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................43


                                     PART I

                               Explanatory Note:

This Amendment to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, is being filed solely to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the prior filing. The remainder of the document is restated exactly as previously filed.

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