Form 10-Q
period 2005-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2005-05-13
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (775) 856-2500

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES |X|  NO |_|.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES |_|  NO |X|

As of May 5, 2005 the registrant had 58,788,789 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$31,632,286	$7,357,843
Accounts receivable, net	293,101	499,599
Prepaid expenses and other current assets	85,321	182,595

Total current assets	32,010,708	8,040,037

Investment in available for sale securities	597,000	-

Property, Plant and Equipment, net	6,555,191	6,513,907

Patents, net	953,673	974,877

Other Assets	18,200	18,200

Total Assets	$40,134,772	$15,547,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$274,128	$81,030
Accrued liabilities	1,029,254	295,743
Note payable, current portion	600,000	-

Total current liabilities	1,903,382	376,773

Note Payable, Long-Term Portion	2,331,011	2,880,311

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value, unlimited shares authorized; 58,785,289 and 49,775,694 shares issued and outstanding at March 31, 2005 and December 31, 2004	91,360,031	65,505,630
Accumulated deficit	(55,461,652)	(53,215,693)
Accumulated other comprehensive income	2,000	-

Total Stockholders’ Equity	35,900,379	12,289,937

Total Liabilities and Stockholders’ Equity	$40,134,772	$15,547,021

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
License fees	$695,000	$-
Product sales	23,108	1,622
Commercial collaborations	96,266	117,671
Contracts and grants	213,206	20,456

Total revenues	1,027,580	139,749

Operating Expenses
Cost of product sales	3,546	347
Research and development	781,535	392,670
Sales and marketing	730,438	132,138
General and administrative expenses	1,565,435	1,076,413
Depreciation and amortization	244,630	221,196

Total operating expenses	3,325,584	1,822,763

Loss from Operations	2,298,004	1,683,014

Other (Income) Expense
Interest expense	50,700	47,282
Interest income	(103,276)	(19,938)
Loss on foreign exchange	531	399

Total other (income) expense, net	(52,045)	27,743

Net Loss	$2,245,959	$1,710,757

Loss per common share - Basic and diluted	$0.04	$0.04

Weighted average shares - Basic and diluted	54,237,653	47,333,219

 See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)
(Unaudited)

	Common Stock			Accumulated Other
	Shares	Stated Amount	Accumulated Deficit	Comprehensive Income	Total
BALANCE, DECEMBER 31, 2004	49,775,694	$65,505,630	$(53,215,693)	$-	$12,289,937

Comprehensive loss:
Net loss	-	-	(2,245,959)	-	(2,245,959)
Other comprehensive income,
net of taxes of $0	-	-	-	2,000	2,000

Comprehensive loss	-	-	-	-	(2,243,959)

Variable accounting on stock options	-	648,339	-	-	648,339
Exercise of stock options	1,092,000	1,625,990	-	-	1,625,990
Exercise of warrants	2,879,281	4,259,672	-	-	4,259,672
Common stock issued, net of
issuance costs	5,038,314	19,320,400	-	-	19,320,400

BALANCE, MARCH 31, 2005	58,785,289	$91,360,031	$(55,461,652)	$2,000	$35,900,379

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,245,959)	$(1,710,757)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	244,630	221,196
Stock options issued to non-employees	-	118,274
Variable accounting on stock options	648,339	100,584
Securities received in payment of license fees	(595,000)	-
Amortization of discount on note payable	50,700	47,282
Changes in assets and liabilities:
Accounts receivable, net	206,498	(78,232)
Prepaid expenses and other current assets	97,274	(30,892)
Trade accounts payable	193,098	137,424
Accrued liabilities	733,511	47,457

Net cash used in operating activities	(666,909)	(1,147,664)

Cash flows from investing activities:
Purchase of property and equipment	(264,710)	(35,922)

Net cash used in investing activities	(264,710)	(35,922)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	19,320,400	-
Proceeds from exercise of stock options	1,625,990	705,114
Proceeds from exercise of warrants	4,259,672	8,099,021

Net cash provided by financing activities	25,206,062	8,804,135

Net increase in cash and cash equivalents	24,274,443	7,620,549

Cash and cash equivalents, beginning of period	7,357,843	3,869,669

Cash and cash equivalents, end of period	$31,632,286	$11,490,218

Supplemental disclosures:
Cash paid for interest	None	None

Cash paid for income taxes	None	None

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

Supplemental schedule of non-cash investing and financing activities:
For the three months ended March 31, 2005:
- None

For the three months ended March 31, 2004:
- None

(concluded)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Preparation of Financial Statements

          These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on March 10, 2005.

          The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and debt (term notes). Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales and funding through sales of common stock will be sufficient to enable us to fund our ongoing operations for approximately four to five years at current working capital expenditure levels.

          The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Summary of Significant Accounting Policies

          Net Loss Per Common Share – Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

          Investment in Available for Sale Securities – Available for sale securities includes publicly-traded equity investments which are classified as available for sale and recorded at market using the specific identification method. Unrealized gains and losses (other than temporary impairments) are recorded in other comprehensive income, which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

          Accumulated Other Comprehensive Income – Accumulated other comprehensive income consists entirely of unrealized gain on the investment in available for sale securities.

          Long-Lived Assets – We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection. Management believes the net carrying amount of long-lived assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

          Deferred Income Taxes – We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

          Stock-Based Compensation – Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS 123, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method described in SFAS 123. We have elected to follow the accounting provisions of APB 25 for our employee and director stock-based awards and to furnish the pro forma disclosures required under SFAS 123.

          In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility	103%	62%
Risk-free interest rate	3.86%	3.03%
Expected life (years)	2.83	5.00

          To estimate compensation expense that would be recognized under SFAS 123 for all stock-based awards, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options issued to employees and directors using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

	Three Months Ended March 31,
	2005	2004
Net loss (basic and diluted) as reported	$2,245,959	$1,710,757
Deduct: stock-based employee compensation
expense included in reported net loss, net of
$0 related tax effects	(648,339)	(100,584)
Add: total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effects	347,036	321,627

Pro forma net loss	$1,944,656	$1,931,800

Loss per common share (basic and diluted):
As reported	$0.04	$0.04

Pro forma	$0.04	$0.04

          Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  During the three months ended March 31, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

          Recent Accounting Pronouncements – As described above in Stock-Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

          We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above in Stock-Based Compensation. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as described below) chosen for adopting SFAS 123R.

          SFAS 123R will be effective for our fiscal year beginning January 1, 2006, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method.  Under the Modified Prospective Method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

          Overhead Allocation – Facilities overhead, which is comprised primarily of occupancy and related expenses, is allocated to research and development based on labor costs.

          Reclassifications – Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3.   Notes Payable

          Notes payable consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Note payable to BHP Minerals
International, Inc.	$2,931,011	$2,880,311
Less current portion	600,000	-

Long-term portion of notes payable	$2,331,011	$2,880,311

          The note payable to BHP Minerals International, Inc. is in the face amount of $3,000,000. Interest on the note does not begin to accrue until August 8, 2005. As a result, we imputed the interest at a rate of 11% and reduced the face amount of the note payable by $566,763 at the date of issuance, an amount that is being amortized to interest expense over the life of the note. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 4.   Intangible Assets

          Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of March 31, 2005 was:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and related
expenditures	$1,517,736	$(564,063)	$953,673

          The weighted average amortization period for patents and related expenditures is approximately 16.5 years. Amortization expense was $21,204 for the three months ended March 31, 2005, which represented the amortization relating to the identified intangible assets amortized under SFAS No. 142. For each of the next five years, amortization expense relating to intangibles is expected to be $84,816 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 5.   Related Party Transactions

          On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a Director of the Company. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs for a period of one year. The agreement was subsequently extended for an additional year through December 31, 2005. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. In March 2005, ATG performed certain consulting services for us for which we paid $2,833.

Note 6.   Business Segment Information

          In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, management views the Company as operating in four business segments: Performance Materials, Life Sciences, Tennessee Mineral Property, and the Altair Jig. Reportable segment data reconciled to the consolidated financial statements as of and for the three-month periods ended March 31, 2005 and 2004 is as follows:

	Net Sales	(Income) Loss From Operations	Depreciation and Amortization	Assets
Three Months Ended March 31, 2005
Performance Materials	$332,580	$1,090,729	$220,897	$5,025,476
Life Sciences	695,000	(529,591)	2,690	706,739
Tennessee Mineral Property	-	3,215	-	-
Altair Jig	-	2,450	-	-
Corporate and other	-	1,731,201	21,043	34,402,557

Consolidated Total	$1,027,580	$2,298,004	$244,630	$40,134,772

Three Months Ended March 31, 2004
Performance Materials	$139,749	$906,417	$203,609	$5,321,772
Life Sciences	-	22,907	-	-
Tennessee Mineral Property	-	62,400	-	-
Altair Jig	-	2,136	-	-
Corporate and other	-	689,154	17,587	13,882,382

Consolidated Total	$139,749	$1,683,014	$221,196	$19,204,154

          For the three months ended March 31, 2005, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2005 and the balance of their accounts receivable at March 31, 2005 were as follows:

Customer	Sales - 3 Months Ended March 31, 2005	Accounts Receivable at March 31, 2005
Performance Materials Division:
Western Michigan University	$109,709	$30,938

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	695,000	-

          For the three months ended March 31, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2004 and the balance of their accounts receivable at March 31, 2004 were as follows:

Customer	Sales - 3 Months Ended March 31, 2004	Accounts Receivable at March 31, 2004
Performance Materials Division:
Titanium Metals Corp.	$75,000	$37,500
Western Michigan University	20,456	10,420
Western Oil Sands	42,671	42,671

Note 7.    Investment in Available for Sale Securities

          Investment in available for sale securities consists of 100,000 restricted shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005. The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb™. On receipt, the shares were recorded at their market value of $595,000 as measured by their closing price on the Nasdaq SmallCap Stock Market. At March 31, 2005, their fair value was $597,000, representing an unrealized holding gain of $2,000.

Note 8.   Other Transactions

          On February 14, 2005, we sold 5,000,000 common shares to institutional investors. The sales were made at $4.05 per share with net proceeds to the Company, after expenses, of approximately $19.2 million. The placement agent also received a warrant to purchase 250,000 shares of our common stock at $5.27 per share. The warrant has a four-year term. Using a Black-Scholes pricing model, we estimate these warrants have a value of approximately $581,000 at their date of issuance.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion summarizes the material changes in our financial condition between December 31, 2004 and March 31, 2005 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2004 and March 31, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Overview

          We are a Canadian company, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into two divisions, a Performance Materials Division and a Life Sciences Division. Our research, development, production and marketing efforts are currently directed toward six market applications that utilize our proprietary technologies:

The Performance Materials Division.
•	Advanced Materials
•	The marketing of titanium dioxide pigments;
•	The marketing and production of nano-structured powders for thermal spray applications;
•	The development of nano-structured powders for nano-sensor applications;
•	The development of titanium dioxide electrode structures in connection with a research program aimed at developing a lower-cost process for producing titanium metals and related alloys;
•	Air and Water Treatment
•	The development of photovoltaics for air cleansing.
•	The marketing and production of Nanocheck ™ phosphate binding materials for prevention of algae growth.
•	Alternative Energy
•	The development of materials for high performance batteries, photovoltaics for hydrogen generation and fuel cells.

The Life Sciences Division.
•	Pharmaceutical Products
•	The co-development of RenaZorb™, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.
•	Chemical Delivery Products
•	The development of TiNano Spheres™, which are rigid, hollow, porous, high surface area ceramic micro structures that are derived from Altair’s proprietary process technology.
•	Biocompatible Materials
•	The development of nanomaterials for use in various products for dental fillings.

          We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

          We have generated, and expect to continue to generate, revenues from license fees, product sales, commercial collaborations, contracts and grants.

General Outlook

          During the quarter ended March 31, 2005, we licensed RenaZorb™ to Spectrum Pharmaceuticals, Inc. (“Spectrum”) and recognized $695,000 of licensing revenue in connection with the licensing agreement. Prior to this transaction, substantially all of our revenues came from commercial collaborations, grants and other research or development work which we have undertaken primarily in order to benefit from the resulting technology. Our gross profit margins on such research and development work is very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, product sales and other sources.

          As we attempt to significantly expand our revenues from licensing, sales and other sources, some of the key near-term events that will affect our long term success prospects include the following:

•	We must complete animal testing of our RenaZorb™ product demonstrating specified result levels for RenaZorb™, which we expect to be performed by September 2005. Successful completion of this milestone under our license agreement with Spectrum will result in Spectrum’s release of the associated milestone payment to Altair, an additional 100,000 restricted shares of Spectrum common stock. In the meantime, Altair and Spectrum are continuing with their development work, and Altair will receive additional revenues if and when specified milestone results are achieved.

•	Licensing and product purchase commitments for our Nanocheck™ swimming pool product are currently under discussion. Successful completion of potential license agreement(s) and product purchase commitments are essential for the commercialization of the Nanocheck™ product, which could bring manufacturing and licensing revenue in late 2005 or 2006.

•	The initial phase of work for the Western Oil Sands license agreement is approximately 80% complete. In order for this project to move toward commercialization, we must successfully complete the initial phase, it must be determined that the oil sands tailings have sufficient titanium to allow the process to be economically viable and Western Oil Sands must decide to proceed with phase two.

•	We have completed phase one work under a National Science Foundation grant to produce materials enabling a next generation of rechargeable batteries and have applied for a phase two grant of $500,000. Phase two grants are scheduled to be announced during July 2005. The ultimate commercialization of our battery materials will be dependant upon our ability to secure a technology license or similar agreement with one or more battery manufacturers. We have entered into a development agreement with one battery materials manufacturer and are currently in discussions with other battery manufacturers but cannot project when, or if, we will enter into a partnering agreement with respect to our battery materials technology and what the terms of such agreement may be.

          Although it is not essential that all of these projects be successful in order to permit substantial long-term revenue growth, we believe that full commercialization of several of our technologies will be necessary in order to expand our revenues enough to create a likelihood of our becoming profitable in the long term. We are optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, partnering and other risks to be overcome.

Recent Business Developments

          On March 10, 2005, we announced that Rudi Moerck, our former President, was terminated and that Alan J. Gotcher, our Chief Executive Officer, assumed the additional responsibilities of President.

Performance Materials Division

Altair Hydrochloride Pigment Process

          In April 2005, we signed a memorandum of understanding with Bateman Engineering BV (“Bateman”) to form a joint venture combining our hydrochloride pigment process technology with Bateman’s engineering, design and construction expertise. The joint venture, Altairnano-Bateman Titania, Inc., will offer customers an integrated resource for technology development, engineering, design and construction of pigment processing projects. The joint venture will be funded entirely by Altair and Bateman, with each having equal shareholding and voting control. We expect the joint venture to help in marketing the hydrochloride pigment process, particularly in developing countries which have little or no local production capacity. We subsequently announced that two projects have been initiated involving Altairnano-Bateman Titania, Inc.

Battery Applications

          In December 2004, we completed work under a National Science Foundation grant for development of electrode nanomaterials for next generation lithium ion power sources where the results of our research indicated that our materials provide a significant improvement over conventional lithium ion battery materials. We have submitted a proposal for a second phase project totaling $500,000 to continue and expand the work of phase 1. We expect to learn the result of our proposal during July 2005. In February 2005, we announced the development of new battery electrode materials that will allow the manufacture of rechargeable batteries with three times the power and much faster recharge times than existing lithium ion batteries.

           In April 2005, we signed a partnering agreement with Advanced Battery Technologies, Inc. (“ABAT”), a U.S. and Chinese-owned company, for the development of lithium polymer batteries in China. The agreement covers the incorporation of our battery electrode nanomaterials into ABAT’s existing polymer battery product lines on a testing and development basis. It specifically focuses on development of high power, lithium polymer batteries for use in electric vehicles where long life cycles and fast charge times are desirable. We have provided ABAT with sample nanomaterials for their use in design and development of the batteries. A multi-phased material and battery performance testing program is being designed and will be conducted to refine the product and process specifications for the electrode materials and new battery products. We anticipate that ABAT will be able to produce batteries for testing in standard battery test protocols and in real world tests using electric vehicles (i.e. cars and buses) in late 2005.

Catalyst Support and Electrode Structures for Titanium Metals

          In January 2004, we entered into a contract with Titanium Metals Corporation (“TIMET”) to provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency (“DARPA”). We became a subcontractor for the DARPA program with responsibility to design and develop a titanium oxide electrode structure and supply TIMET optimized titanium oxide feedstock to produce 50 pounds of titanium metal per day in batch production demonstrations. During 2004, we provided TIMET with over 100 pounds of titania electrodes in accordance with the agreement, the first phase of which expired on December 31, 2004. In April 2005, TIMET was notified by DARPA that a six-month extension of the project was granted. In connection with the extension, we expect to sign a contract with TIMET during the second quarter of 2005 under which we may supply up to 200 pounds of titania electrodes.

Thermal Spray Grade Powders

          In March 2005, we announced that two papers had recently been published describing the durability of our titanium dioxide nanoparticles when used as coatings on titanium metal or other high performance metal alloys. Dr. R. S. Lima and Dr. B. R. Marple, at the National Research Council of Canada, conducted tests which demonstrated that Altair’s nano-structured particles deliver superior strength and durability, compared to traditional materials, when used as a coating on surfaces. Altair nanosized titanium dioxide materials act as crack arresters that enhance toughness, a critical factor in coatings applied to materials used in harsh environments. Coating strength increased significantly as the porosity of the Altair material was 2.5 times less than that of conventionally applied traditional materials. Drs. Lima and Marple also demonstrated that the coatings can be applied with a lower cost, high velocity oxy-fuel process, versus the traditional method of air plasma spray, which may provide a significant cost improvement for these coatings.

Air Cleansing

          In February 2005, we entered into a partnership agreement with Genesis Air to produce specialized, surface activated, nano-sized titanium dioxide compounds for use in an innovative HVAC air cleaning system. The system is marketed by Genesis Air domestically and internationally. Under the terms of the partnership agreement, Altair will provide Genesis with product design services, proprietary nano-sized titanium dioxide materials and ongoing chemical engineering support services.

Life Sciences Division

RenaZorb™ Products

          In January 2005, we signed a licensing agreement with Spectrum Pharmaceuticals, Inc. which grants Spectrum exclusive worldwide rights to develop, market and sell RenaZorb™. We are currently producing the quantities of RenaZorb™ required for use in animal testing and expect that it will be performed by September 2005. We have also filed numerous national patent applications in other countries to protect our RenaZorbTM intellectual property.

TiNano Spheres™

          In March 2005, a patent application was filed for the TiNano Sphere™ drug delivery technology platform.

Other

          With respect to the Tennessee mineral property, we are continuing our efforts to terminate leases and draft a remediation plan. Remediation work, which involves, among other things, the removal of the pilot plant and related facilities and restoration of the property, will begin after the remediation plan is approved by the applicable regulatory authorities. Costs of remediation are uncertain until such plan approval is obtained and the scope of the work is determined. We expect this process to continue through the second quarter of 2005.

          A major minerals processing firm is currently testing our Centrifugal Jig. While the Centrifugal Jig is not believed to be a core part of our business going forward, the carrying costs associated with the Jig are minimal, and we plan to retain it at least until the minerals processing firm has completed its testing and development work. We may be able to generate limited revenue (through licensing fees or through a sale transaction) from the Centrifugal Jig in the foreseeable future.

Liquidity and Capital Resources

Current and Expected Liquidity

          Our cash and short-term investments increased from $7,357,843 at December 31, 2004 to $31,632,286 at March 31, 2005 due primarily to the sale of 5,000,000 common shares on February 14, 2005, which provided net proceeds of $19.2 million, and the exercise of stock options and warrants which provided $6.1 million. We intend to use these funds for working capital, capital expenditures, research and development activities and the possible acquisition of other technologies.

          We expect to see an increase in our net cash outflow to approximately $550,000 per month in 2005 compared to average cash outflow of $530,000 per month in 2004. During the latter half of 2004 and early 2005, we added nine new employees in both technical and administrative positions in order to meet the demand for contract research services, comply with regulatory requirements and improve our marketing capabilities. This increase in staffing, combined with increased expenses for patent work, RenaZorb™ development, other internal R&D projects, capital asset expenditures, and compliance with the Sarbanes-Oxley Act, will significantly increase our expenses. However, we expect an increase in revenue in 2005 that will largely offset these increased expense levels.

          During the remainder of 2005, we expect to generate revenues from licensing, product sales, commercial collaborations, contracts and grants by utilizing our nanomaterials and titanium dioxide pigment technology. We currently have four contracts in place that will generate revenues in 2005. These are:

•	a licensing agreement with Spectrum Pharmaceuticals, Inc. for RenaZorb™ under which we realized $695,000 of revenue in the first quarter of 2005. We expect to receive approximately $500,000 of additional revenue during the remainder of 2005 in the form of restricted shares of Spectrum common stock, contingent on successful completion of animal testing;
•	a contract with Western Oil Sands, Inc. for the production of titanium dioxide pigment and pigment-related products from oil sands. We have approximately $100,000 of work remaining to be done on an existing contract and expect to enter into a second phase contract for additional work in 2005.
•	a contract with Western Michigan University to develop nanosensors for the detection of chemical, biological and radiological agents. We have approximately $150,000 of work to be done under existing contracts during the remainder of 2005.
•	an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a $3,000,000 grant awarded to them by the U.S. Department of Energy for joint research activities related to solar hydrogen production. We have approximately $300,000 of work remaining to be done in 2005 under the agreement.

          In addition to these existing collaborations, contracts and grants, we hope to commence generating revenue from certain of our products, including Nanocheck™, a lanthanum-based compound that can be used to treat water for the removal of a wide range of deleterious impurities, and yttria stabilized zirconia, a product that may be used in solid oxide fuel cells and as a thermal barrier coating. Contributions to total revenues from these products during 2005 will not likely be significant, but such increases may lay the foundation for more substantial revenue in future years.

          At May 5, 2005, we had 58,788,789 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 1,867,453 shares of common stock and options to purchase up to 2,621,700 shares of common stock.

Capital Commitments

          The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2005:

Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$3,000,000	*	$600,000	$1,200,000	$1,200,000	$-
Interest on notes payable	525,000		105,000	294,000	126,000	-
Mineral Leases**	124,509		40,362	56,548	27,599	-
Contractual Service Agreements	238,700		176,200	62,500	-	-
Unfulfilled Purchase Orders	117,327		117,327	-	-	-

Total Contractual Obligations	$4,005,536		$1,038,889	$1,613,048	$1,353,599	$-

* Before discount of $68,989.
** Although we expect to terminate substantially all mineral leases by mid-2005, the obligations are included because they are not yet terminated.

Critical Accounting Policies and Estimates

          The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

•	Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with those assets, and a building. At March 31, 2005, the carrying value of these assets was $7,277,666, or 18% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•	Stock-Based Compensation. We have two stock option plans which provide for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS 123 for employees and directors, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS 123. We calculate compensation expense under SFAS 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 2 of the Notes to Consolidated Financial Statements included above in this Form 10-Q, are appropriate and reasonable. As explained in Note 2 to the Consolidated Financial Statements, the Financial Accounting Standards Board has issued a revision to SFAS 123 that eliminates the alternative of applying the intrinsic value measurement provisions of APB 25. We are required to adopt the revised SFAS 123 no later than January 1, 2006. Although we have not yet quantified the effects of adoption, it is expected that the new standard will result in significant additional expense, depending upon the nature and amount of stock-based compensation awards which may be granted.

•	Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable. During the three months ended March 31, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants. License fees are recognized when the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract or grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones. As these milestones are achieved, revenue is recognized. From time to time, facts develop that may require us to revise our estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

•	Overhead Allocation. Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated monthly to research and development expense based on labor costs. Facilities overhead allocated to research and development projects may be chargeable when invoicing customers under certain research and development contracts.

•	Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          The net loss for the quarter ended March 31, 2005, which was the first quarter of our 2005 fiscal year, totaled $2,245,959 ($.04 per share) compared to a net loss of $1,710,757 ($.04 per share) in the first quarter of 2004.

          Total revenues for the three months ended March 31, 2005 were $1,027,580. We recorded $695,000 of license fees as the result of licensing RenaZorb™, a potential drug candidate for patients with kidney disease. Additional licensing revenues are contingent upon the achievement of various milestones in the testing and development of RenaZorb™, receipt of regulatory approvals and subsequent sale of RenaZorb™ products by our licensing partner. We had no licensing revenue during the quarter ended March 31, 2004.

          Revenues from contracts and grants increased by $192,750, from $20,456 in the quarter ended March 31, 2004 to $213,206 in the same quarter of 2005. Revenues were generated under three contracts to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, and (3) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. At March 31, 2005, our backlog of work under existing contracts was approximately $700,000. We anticipate that $400,000 to $500,000 of this work may be completed during the remainder of 2005.

          Revenues from commercial collaborations decreased from $117,671 in the first quarter of 2004 to $96,266 in the first quarter of 2005 as a result of the completion of work on a project to provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense. The primary contractor has received a six-month extension to continue work and we expect to continue as a subcontractor in the extension period. A contract is expected to be signed during the second quarter of 2005.

          Research and development (“R&D”) expenses increased by $388,865, from $392,670 in the quarter ended March 31, 2004 to $781,535 in the same quarter of 2005. Labor costs increased significantly, from $188,000 in the first quarter of 2004 to $359,000 in the same quarter of 2005 due to new employee additions, salary increases and benefit cost increases. Costs also increased primarily as a result of expenditures on new contract R&D projects, including battery materials and materials for use in solar hydrogen production, increased expenditures for internal R&D, including battery materials and pigment processing technology, and temporary employees hired for R&D projects.

          Sales and marketing expenses increased by $598,300, from $132,138 in the first quarter of 2004 to $730,438 in the first quarter of 2005. The increase is due to payment of a $500,000 fee to a consultant in connection with the RenaZorb™ licensing agreement, increased payroll expense resulting from the addition of a senior vice president of sales and marketing in January 2005, and increased business development activities.

          General and administrative expenses increased by $489,022, from $1,076,413 in first quarter of 2004 to $1,565,435 in the first quarter of 2005. Stock option compensation expense, a non-cash item, increased by $532,000 from the first quarter of 2004 to the first quarter of 2005, as a result of an increase in the value of repriced stock options that were repriced during 2001 through 2003. Legal expenses increased by $116,000 from the first quarter of 2004 to the first quarter of 2005, primarily due to increased patent attorney fees paid in connection with new patent work. Accounting and audit fees increased by $39,000 from the first quarter of 2004 to the first quarter of 2005 due to fee increases. These cost increases were partially offset by a decrease in investor relations expense of $143,000. This resulted from a cutback in our investor relations programs.

          Interest income increased by $83,338 from the first quarter of 2004 to the first quarter of 2005 due to the significant increase in cash available for investment that was generated through the sale of common shares and the exercise of warrants and options in early 2005.

Forward-Looking Statements

          This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. Statements in this report regarding the ability of the Company to raise working capital necessary to fund our operations, development of the nanomaterials and titanium dioxide pigment processing technology and assets (including for pharmaceutical and battery uses), and other future activities are forward-looking statements. You should keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.

          Among the key factors that may have a direct bearing on the Company’s future results and value are various risks and uncertainties including, but not limited to, the following:

We may continue to experience significant losses from operations.

          We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $6,904,955 in 2004 and $2,298,004 in the quarter ended March 31, 2005. We will continue to experience a net operating loss at least until the applications of our nanomaterials and titanium dioxide pigment technology begin generating revenues in excess of our operating expenses. Even if any or all applications of the nanomaterials and titanium dioxide pigment technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

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

          We regard our intellectual property, particularly our proprietary rights in our nanomaterials and titanium dioxide pigment technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nanomaterials and titanium dioxide pigment technology and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	Our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications;
•	The patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
•	Parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;
•	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
•	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
•	Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our proprietary intellectual information and techniques, do not breach our patented or unpatented proprietary rights.

Because the value of our company and common stock is rooted primarily in our proprietary intellectual property rights, our inability to protect these rights, or gain a competitive advantage from such rights, could have a material adverse effect on our business.

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

          As of May 5, 2005, there were outstanding warrants to purchase up to 1,867,453 shares of common stock and options to purchase up to 2,621,700 shares of common stock. The existence of such warrants and options, and any additional warrants and options we issue in the future, may hinder future equity offerings, and the exercise of such warrants and options may further dilute the interests of all shareholders. The shares of common stock issuable upon the exercise of many of our outstanding warrants are subject to resale registration statements, and all of our options are subject to a registration statement on Form S-8. Accordingly, future resale of the shares of common stock issuable on the exercise of such warrants and options in most cases occurs immediately after exercise and may have an adverse effect on the prevailing market price of the shares of common stock.

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

We may not be able to generate substantial revenues from the licensing of RenaZorb™.

          On January 28, 2005, we entered into a license agreement with Spectrum Pharmaceuticals, Inc. under which we granted Spectrum the exclusive worldwide rights to develop, market and sell RenaZorb™, a potential drug candidate for patients with kidney disease, for human therapeutic and diagnostic applications. Under the terms of the license, we will not generate substantial recurring revenues unless and until Spectrum completes clinical testing of RenaZorbTM and applies for and receives marketing approval from the FDA and similar regulatory agencies worldwide, begins marketing products containing RenaZorb™ and experiences substantial, sustained market penetration with such products. There are substantial risks associated with that process, including the following:

•	further testing conducted by Spectrum may indicate that RenaZorb™ is less effective than existing products, is unsafe, has significant side effects or is otherwise not viable;
•	Spectrum may be unable to obtain FDA or other regulatory approval of RenaZorb™ for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis;
•	products containing RenaZorb™ may not be accepted in the market for various reasons, including questions about its efficacy, safety and side effects or because of poor marketing by Spectrum;
•	Spectrum may terminate the license agreement, experience financial or other problems or otherwise fail to effectively test, seek approval for and market RenaZorb™; and
•	prior to or following regulatory approval, superior products may be developed and introduced into the market.

          If any or the foregoing risks, or other risks associated with developing pharmaceutical products were to occur, we would not receive substantial, recurring revenue from our license with Spectrum.

Our nanomaterial technology with potential applications in rechargeable batteries has not been incorporated into any commercial products.

          We are still testing and developing our Altairnano™ Lithium Titanate Spinel nanomaterial technology, which has potential applications in rechargeable batteries. Although we have entered a partnering agreement with ABAT for the development of lithium polymer batteries in China and have supplied them with nanomaterials for their use in design and development of the batteries, the project is in the early stages and substantial design, development and testing work remains to be done. Even if ABAT or other potential partners are successful in producing battery products with our nanomaterial technology:

•	products utilizing the technology may not exhibit expected charge rates, discharge rates or durability, or may otherwise not prove competitive with existing technologies or those being created by other persons;
•	products incorporating the technology may not meet the distinct needs of potential customers, applications or industries; and
•	marketing and branding efforts by us, a potential strategic partner or others may be insufficient to attract a sufficient number of customers.

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

          We plan to use the nanomaterials and titanium dioxide pigment technology to produce titanium dioxide nanoparticles. Titanium dioxide nanoparticles and other products we intend to initially produce with the nanomaterials and titanium dioxide pigment technology generally must be customized for a specific application working in cooperation with the end-user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide pigment technology and nanomaterials and titanium dioxide pigment equipment for various reasons, including the following:

•	products utilizing our titanium dioxide nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end-users;
•	we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;
•	potential customers may purchase from competitors because of perceived or actual quality or compatibility differences;
•	our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and
•	because of our limited funding, we may be unable to continue our development efforts until a strong market for nanoparticles develops.

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

          As of April 27, 2005, we had $30.4 million in cash, an amount which we believe will be sufficient to fund our ongoing operations for approximately four to five years at current expenditure levels. However, we may use our existing capital sooner than projected in connection with an unanticipated transaction, litigation or other unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

          We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

•	market factors affecting the availability and cost of capital generally;
•	the price, volatility and trading volume of our shares of common stock;
•	our financial results, particularly the amount of revenue we are generating from operations;
•	the amount of our capital needs;
•	the market’s perception of nanotechnology and/or chemical stocks;
•	the economics of projects being pursued; and
•	the market’s perception of our ability to generate revenue through the licensing or use of our nanoparticle technology for pharmaceutical, pigment production, nanoparticle production and other uses.

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

          Virtually any prior or future use of the nanomaterials and titanium dioxide pigment technology is subject to federal, state and local environmental laws. In addition, we have constructed a pilot plant on, and are in the process of reclaiming, our Tennessee mineral property. Under such laws, we may be jointly and severally liable for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances.

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

We are dependent on key personnel.

          Our continued success will depend to a significant extent on the services of Dr. Alan J. Gotcher, our Chief Executive Officer and President, Douglas Ellsworth and Roy Graham, our Senior Vice Presidents and Edward Dickinson, our Chief Financial Officer. The loss or unavailability of any or all of these individuals could have a material adverse effect on our business and the market price of our shares of common stock. We do not carry key man insurance on the lives of any of our personnel.

We may issue substantial amounts of additional shares without stockholder approval.

          Our articles of incorporation authorize the issuance of an unlimited number of shares of common stock that may be issued without any action or approval by our stockholders. In addition, we have two stock option plans and a stock purchase plan that have potential for diluting the ownership interests of our stockholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of our company held by existing stockholders.

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

          The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, uncertainty regarding the viability of the nanomaterials and titanium dioxide pigment technology, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business or future prospects, including the following:

•	Intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;
•	A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
•	The interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;
•	Positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;
•	The adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure;
•	Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust; and
•	Speculation by short sellers of our common stock or other persons who stand to profit from a rapid increase or decrease in the price of our common stock.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

          We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future.

We are subject to various regulatory regimes, and may be adversely affected by allegations that we have not complied with governing rules and laws.

          In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the Nasdaq SmallCap Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts   Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan.   In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance may divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.   Controls and Procedures

          (a) Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

          (b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.

PART II – OTHER INFORMATION

Item 6.   Exhibits

a)	See Exhibit Index attached hereto.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 13, 2005	By: /s/ Alan J. Gotcher

Date	Alan J. Gotcher, Chief Executive Officer

May 13, 2005	By: /s/ Edward H. Dickinson

Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.1	Letter agreement with RBC Dain Rauscher Inc.	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith