Form 10-Q
period 2005-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2005-08-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

 204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X[ NO [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ]  NO [X]

As of August 8, 2005 the registrant had 58,919,289 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$29,686,129	$7,357,843
Accounts receivable	380,377	499,599
Prepaid expenses and other current assets	94,538	182,595
Total current assets	30,161,044	8,040,037

Investment in Available for Sale Securities	420,000	-

Property, Plant and Equipment, net	6,579,867	6,513,907

Patents, net	932,470	974,877

Other Assets	23,200	18,200

Total Assets	$38,116,581	$15,547,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$757,088	$81,030
Accrued liabilities	615,893	295,743
Note payable, current portion	600,000	-
Total current liabilities	1,972,981	376,773

Note Payable, Long-Term Portion	2,382,603	2,880,311

Commitments and Contingencies

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
58,898,789 and 49,775,694 shares issued and
outstanding at June 30, 2005 and December 31, 2004	91,483,656	65,505,630
Accumulated deficit	(57,380,730)	(53,215,693)
Deferred compensation expense	(166,929)	-
Accumulated other comprehensive loss	(175,000)	-

Total Stockholders' Equity	33,760,997	12,289,937

Total Liabilities and Stockholders' Equity	$38,116,581	$15,547,021

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
License fees	$-	$-	$695,000	$-
Product sales	42,485	1,221	65,593	2,843
Commercial collaborations	160,775	117,244	257,041	234,915
Contracts and grants	299,621	35,768	512,827	56,224
Total revenues	502,881	154,233	1,530,461	293,982
Operating Expenses
Cost of product sales	12,461	189	16,007	536
Research and development	744,142	595,185	1,525,677	987,855
Sales and marketing	190,670	67,579	921,108	199,716
General and administrative expenses	1,355,698	1,400,002	2,921,133	2,476,415
Depreciation and amortization	251,455	220,314	496,085	441,510
Total operating expenses	2,554,426	2,283,269	5,880,010	4,106,032
Loss from Operations	2,051,545	2,129,036	4,349,549	3,812,050
Other (Income) Expense
Interest expense	51,592	48,114	102,292	95,396
Interest income	(184,383)	(23,436)	(287,659)	(43,374)
Loss on foreign exchange	324	318	855	717
Total other (income) expense, net	(132,467)	24,996	(184,512)	52,739

Net Loss	$1,919,078	$2,154,032	$4,165,037	$3,864,789

Loss per common share - Basic and diluted	$0.03	$0.04	$0.07	$0.08

Weighted average shares - Basic and diluted	58,814,970	48,740,271	56,524,538	48,036,745

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

				Deferred	Accumulated
				Compen-	Other
	Common Stock		Accumulated	sation	Comprehensive
	Shares	Amount	Deficit	Expense	Loss	Total
BALANCE, JANUARY 1, 2005	49,775,694	$65,505,630	$(53,215,693)	$-	$-	$12,289,937

Comprehensive loss:
Net loss	-	-	(4,165,037)	-	-	(4,165,037)
Other comprehensive loss,
net of taxes of $0	-	-	-	-	(175,000)	(175,000)
Comprehensive loss:	-	-	-	-	-	(4,340,037)
Variable accounting on stock options	-	477,364	-	-	-	477,364
Exercise of stock options	1,145,500	1,740,190	-	-	-	1,740,190
Exercise of warrants	2,879,281	4,259,672	-	-	-	4,259,672
Issuance of restricted stock	60,000	171,000	-	(171,000)	-	-
Amortization of deferred
compensation expense	-	-	-	4,071	-	4,071
Common stock issued, net of
issuance costs	5,038,314	19,329,800	-	-	-	19,329,800

BALANCE, JUNE 30, 2005	58,898,789	$91,483,656	$(57,380,730)	$(166,929)	$(175,000)	$33,760,997

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(1,919,078)	$(2,154,032)	$(4,165,037)	$(3,864,789)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	251,455	220,314	496,085	441,510
Stock options issued to non-employees	-	135,426	-	253,700
Stock options issued to employees	-	39,001	-	39,001
Variable accounting on stock options	(170,975)	(178,662)	477,364	(78,078)
Securities received in payment of license fees	-	-	(595,000)	-
Amortization of discount on note payable	51,592	48,114	102,292	95,396
Amortization of deferred compensation expense	4,071	-	4,071	-
Loss on disposal of fixed assets	-	33,393	-	33,393
Changes in assets and liabilities:
Accounts receivable, net	(87,276)	32,826	119,222	(45,406)
Prepaid expenses and other current assets	(9,217)	69,314	88,057	38,422
Other assets	(5,000)	-	(5,000)	-
Trade accounts payable	482,960	54,090	676,058	191,514
Accrued liabilities	(413,361)	303,473	320,150	350,930

Net cash used in operating activities	(1,814,829)	(1,396,743)	(2,481,738)	(2,544,407)

Cash flows from investing activities:
Purchase of property and equipment	(254,928)	(142,935)	(519,638)	(178,857)

Cash flows from financing activities:
Issuance of common shares for cash, net of
issuance costs	9,400	-	19,329,800	-
Proceeds from exercise of stock options	114,200	32,595	1,740,190	737,709
Proceeds from exercise of warrants	-	197,335	4,259,672	8,296,356

Net cash provided by financing activities	123,600	229,930	25,329,662	9,034,065

Net increase (decrease) in cash and cash equivalents	(1,946,157)	(1,309,748)	22,328,286	6,310,801

Cash and cash equivalents, beginning of period	31,632,286	11,490,218	7,357,843	3,869,669

Cash and cash equivalents, end of period	$29,686,129	$10,180,470	$29,686,129	$10,180,470

Supplemental disclosures:
Cash paid for interest	None	None	None	None

Cash paid for income taxes	None	None	None	None

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Preparation of Financial Statements

These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on March 10, 2005.

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

The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

Net Loss Per Common Share - Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

Investment in Available for Sale Securities - Available for sale securities includes publicly-traded equity investments which are classified as available for sale and recorded at market using the specific identification method. Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Accumulated Other Comprehensive Income (Loss) - Accumulated other comprehensive income (loss) consists entirely of unrealized loss on the investment in available for sale securities. The components of comprehensive loss for the three- and six-month periods ended June 30, 2005 and 2004 are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$1,919,078	$2,154,032	$4,165,037	$3,864,789
Unrealized loss on investment in available for
sale securities, net of taxes of $0	177,000	-	175,000	-

Comprehensive loss	$2,096,078	$2,154,032	$4,340,037	$3,864,789

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

Stock-Based Compensation - Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS 123, employee and director stock-based compensation expense can be measured using either the intrinsic-value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method described in SFAS 123. We have elected to follow the accounting provisions of APB 25 for our employee and director stock-based awards and to furnish the pro forma disclosures required under SFAS 123.

In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Six Months Ended
	June 30,
	2005	2004
Dividend yield	None	None
Expected volatility	106%	61%
Risk-free interest rate	3.84%	3.29%
Expected life (years)	3.06	4.20

To estimate compensation expense that would be recognized under SFAS 123 for all stock-based awards, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options issued to employees and directors using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss (basic and diluted) as reported	$1,919,078	$2,154,032	$4,165,037	$3,864,789
Add (Deduct): change in stock-based employee compensation
included in reported net loss,
net of $0 related tax effects	170,975	139,661	(477,364)	39,077
Add: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of $0 related tax effects	196,029	649,218	614,454	964,409

Pro forma net loss applicable to shareholders	$2,286,082	$2,942,911	$4,302,127	$4,868,275

Loss per common share (basic and diluted):
As reported	$0.03	$0.04	$0.07	$0.08
Pro forma	$0.04	$0.06	$0.08	$0.10

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  During the six months ended June 30, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed and there are no future obligations. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

Included in sales and marketing expenses, for the six months ended June 30, 2005 is $500,000 that was paid to a consultant in connection with the RenaZorb™ licensing agreement.

Recent Accounting Pronouncements - As described above in Stock-Based Compensation, we account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB 25. Accordingly, no compensation expense has been recorded for stock options granted to employees with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Deferred Compensation Expense - The issuance of restricted stock under our stock incentive plan is recorded as deferred compensation expense in the shareholders’ equity section of the balance sheet and is amortized to expense over the period in which the shares are subject to restriction.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3. Notes Payable

	June 30, 2005	December 31, 2004
Note payable to BHP Minerals
International, Inc.	$2,982,603	$2,880,311
Less current portion	600,000	-
Long-term portion of notes payable	$2,382,603	$2,880,311

The note payable to BHP Minerals International, Inc. is in the face amount of $3,000,000 and is secured by the property we acquired. Interest on the note does not begin to accrue until August 8, 2005. As a result, we imputed the interest at a rate of 11% and reduced the face amount of the note payable by $566,763 at the date of issuance, an amount that is being amortized to interest expense over the life of the note. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 4. Intangible Assets

Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. In accordance with SFAS No. 142, we are amortizing these assets over their useful lives. The amortized intangible asset balance as of June 30, 2005 was:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Patents and related expenditures	$1,517,736	$(585,266)	$932,470

The weighted average amortization period for patents and related expenditures is approximately 16.5 years. Amortization expense was $42,407 for the six months ended June 30, 2005, which represented the amortization relating to the identified amortizable intangible assets. For each of the next five years, amortization expense relating to intangibles is expected to be $84,816 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

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

Note 6. Business Segment Information

In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, management views the Company as operating in four business segments: Performance Materials, Life Sciences, Tennessee Mineral Property, and the Altair Jig. Reportable segment data reconciled to the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2005 and 2004 is as follows:

		(Income)	Depreciation
		Loss From	and
	Net Sales	Operations	Amortization	Assets

Three Months Ended June 30, 2005
Performance Materials	$476,999	$259,186	$228,133	$5,493,323
Life Sciences	25,882	89,008	303	457,294
Tennessee Mineral Property	-	36,318	-	18,200
Altair Jig	-	732	-	-
Corporate and other	-	1,666,301	23,019	32,147,764

Consolidated Total	$502,881	$2,051,545	$251,455	$38,116,581

Three Months Ended June 30, 2004
Performance Materials	$154,234	$1,057,227	$205,926	$5,126,306
Life Sciences	-	170,947	-	-
Tennessee Mineral Property	-	82,079	-	-
Altair Jig	-	18	-	-
Corporate and other	-	818,765	14,388	12,555,188

Consolidated Total	$154,234	$2,129,037	$220,314	$17,681,494

Six Months Ended June 30, 2005
Performance Materials	$809,579	$1,349,915	$449,030	$5,493,323
Life Sciences	720,882	(440,583)	2,993	457,294
Tennessee Mineral Property	-	39,533	-	18,200
Altair Jig	-	3,182	-	-
Corporate and other	-	3,397,503	44,062	32,147,764

Consolidated Total	$1,530,461	$4,349,549	$496,085	$38,116,581

Six Months Ended June 30, 2004
Performance Materials	$293,982	$1,963,644	$409,535	$5,126,306
Life Sciences	-	193,854	-	-
Tennessee Mineral Property	-	144,479	-	-
Altair Jig	-	2,154	-	-
Corporate and other	-	1,507,919	31,975	12,555,188

Consolidated Total	$293,982	$3,812,050	$441,510	$17,681,494

In the table above, corporate and other expense in the (Income) Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, non-employee and employee variable accounting stock option compensation expense, shareholder information expense and general office expense.

For the three months ended June 30, 2005, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2005 and the balance of their accounts receivable at June 30, 2005 were as follows:

	Sales - 3 Months	Accounts
	Ended	Receivable at
Customer	June 30, 2005	June 30, 2005
Performance Materials Division:
Western Michigan University	$138,730	$98,930
Western Oil Sands	69,854	56,674
UNLV Research Foundation	160,890	104,702

For the three months ended June 30, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2004 and the balance of their accounts receivable at June 30, 2004 were as follows:

	Sales - 3 Months	Accounts
	Ended	Receivable at
Customer	June 30, 2004	June 30, 2004
Performance Materials Division:
Western Oil Sands	$71,534	$16,651
Western Michigan University	35,768	27,511
Kumba Resources	20,000	-

For the six months ended June 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2005 and the balance of their accounts receivable at June 30, 2005 were as follows:

	Sales - 6 Months	Accounts
	Ended	Receivable at
Customer	June 30, 2005	June 30, 2005
Performance Materials Division:
Western Michigan University	$248,439	$98,930
Western Oil Sands, Inc.	165,235	56,674
UNLV Research Foundation	231,054	104,702

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	720,881	25,881

For the six months ended June 30, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2004 and the balance of their accounts receivable at June 30, 2004 were as follows:

	Sales - 6 Months	Accounts
	Ended	Receivable at
Customer	June 30, 2004	June 30, 2004
Performance Materials Division:
Titanium Metals Corp.	$75,000	$-
Western Michigan University	56,224	27,511
Western Oil Sands, Inc.	114,205	16,651

Revenues for the three-month periods ended June 30, 2005 and 2004 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	June 30, 2005	June 30, 2004

United States	$416,527	$62,699
Canada	82,354	71,534
Other foreign countries	4,000	20,000
Total	$502,881	$154,233

(a) Revenues are attributed to countries based on location of customer.

Revenues for the six-month periods ended June 30, 2005 and 2004 by geographic area were as follows:

	Revenues -	Revenues -
	6 Months Ended	6 Months Ended
Geographic information (a):	June 30, 2005	June 30, 2004

United States	$1,363,404	$179,777
Canada	166,416	114,205
Other foreign countries	641	-
Total	$1,530,461	$293,982

(a) Revenues are attributed to countries based on location of customer.

Note 7. Investment in Available for Sale Securities

Investment in available for sale securities consists of 100,000 restricted shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005. The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorbTM. On receipt, the shares were recorded at their market value of $595,000 as measured by their closing price on the Nasdaq SmallCap Stock Market. At June 30, 2005, their fair value was $420,000, representing an unrealized holding loss of $175,000. We do not believe that there is an other than temporary impairment at June 30, 2005. As of August 12, 2005, $90,000 of the unrealized holding loss has been recovered.

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

In May 2005, shareholders approved the 2005 Stock Incentive Plan (the “Plan”) under which 3,000,000 common shares are available for issuance to employees, officers and directors of Altair as well as selected service providers. In June 2005, the Board of Directors granted 60,000 shares of restricted stock under the Plan. A total of 30,000 shares vest on the later of March 21, 2006 or the date of the 2006 annual shareholders meeting of the Company, and the remaining 30,000 shares vest on the later of March 21, 2007 or the date of the 2007 annual shareholders meeting of the Company. The shares were recorded as deferred compensation expense in the shareholders’ equity section of the balance sheet at their fair value on the date of issue and are being amortized to expense over the vesting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the material changes in our financial condition between December 31, 2004 and June 30, 2005 and the material changes in our results of operations and financial condition between the three- and six-month periods ended June 30, 2004 and June 30, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Overview

We are a Canadian company, with principal assets and operations in the United States, whose primary business is developing and commercializing advanced ceramic nanomaterials and titanium dioxide pigment technologies. We are organized into two divisions, a Performance Materials Division and a Life Sciences Division. Our research, development, production and marketing efforts are currently directed toward six market applications that utilize our proprietary technologies:

The Performance Materials Division.
•	Advanced Materials
o	The marketing of titanium dioxide pigment production technology.
o	The marketing and production of nano-structured ceramic powders for thermal spray applications.
o	The development of nano-structured ceramic powders for nano-sensor applications.
o	The development of titanium dioxide electrode structures in connection with a research program aimed at developing a lower-cost process for producing titanium metals and related alloys.
•	Air and Water Treatment
o	The development of photocatalytic materials for air cleansing.
o	The marketing, licensing and production of Nanocheck TM products for phosphate binding to prevent or reduce algae growth.
•	Alternative Energy
o	The development of materials for high performance batteries, photovoltaics and transparent electrodes for hydrogen generation and fuel cells.

The Life Sciences Division.
•	Pharmaceutical Products
o
The co-development of RenaZorb™, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.

o
The co-development of Renalan, a test stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in companion animals suffering from chronic renal failure.

•	Chemical Delivery Products
o
The development of TiNano SpheresTM, which are rigid, hollow, porous, high surface area ceramic micro structures that are derived from Altair’s proprietary process technology for the delivery of chemicals, drugs and biocides.

•	Biocompatible Materials
o	The development of nanomaterials for use in various products for dental fillings and dental products.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property for our core technology and/or new products.

We have generated, and expect to continue to generate, revenues from license fees, product sales, commercial collaborations, contracts and grants.

We have discontinued work on both the Tennessee mineral property and Altair jig segments and are in the process of disposing of the mineral leases and other property in Tennessee.

General Outlook

During the six-month period ended June 30, 2005, we licensed RenaZorb™ to Spectrum Pharmaceuticals, Inc. (“Spectrum”) and recognized $695,000 of licensing revenue in connection with the licensing agreement. Prior to this transaction, substantially all of our revenues came from commercial collaborations, grants and other research or development work which we have undertaken primarily in order to benefit from the resulting technology. Our gross profit margins on such research and development work is very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, product sales and other sources.

As we attempt to significantly expand our revenues from licensing, sales and other sources, some of the key near-term events that will affect our long term success prospects include the following:

•
Spectrum must complete animal testing of our RenaZorb™ product demonstrating specified result levels for RenaZorb™, which we expect to be performed by September 2005. Successful completion of this milestone under our license agreement with Spectrum will result in Spectrum’s release of the associated milestone payment to Altair, an additional 100,000 restricted shares of Spectrum common stock. In the meantime, Altair and Spectrum are continuing with their development work, and Altair will receive additional revenues if and when specified milestone results are achieved.

•
Licensing and product purchase commitments for our Nanocheck™ swimming pool product are currently under discussion. Successful completion of potential license agreement(s) and product purchase commitments are essential for the commercialization of the Nanocheck™ product, which could bring manufacturing and licensing revenue in late 2005, 2006 and beyond.

•
The initial phase of work for the Western Oil Sands license agreement is expected to be complete by December 31, 2005. In order for this project to move toward commercialization, we must successfully complete the initial phase, it must be determined that the oil sands tailings have sufficient economic value to allow the process to be viable, and Western Oil Sands must decide to proceed with phase two.

•
We have completed phase one work under a National Science Foundation grant to produce materials enabling a next generation of rechargeable batteries and have been awarded a phase two grant of $476,850. The ultimate commercialization of our battery materials will be dependant upon our ability to secure a technology license or similar agreement with one or more battery manufacturers. We have entered into a development agreement or material evaluation agreement with a number of battery manufacturers and are currently in discussions with other battery manufacturers but cannot project when, or if, we will enter into a commercialization agreement with respect to our battery materials technology and what the terms of such agreement may be.

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

Recent Business Developments

Performance Materials Division

Altair Hydrochloride Pigment Process

Altair has entered into an additional agreement with Western Oil Sands, Inc. (“Western”) to provide pilot plant and office space within our facilities for Western’s five employees and consultants to facilitate on-site collaboration between the two companies in furthering the engineering study of manufacturing titanium dioxide pigment from Western’s tar sand tailings using the Altair Hydrochloride Pigment Process. Revenues from leasing the office and pilot plant space are expected to be minor.

Thermal Spray Grade Powders

During the quarter ended June 30, 2005, we made additional shipments of titanium dioxide coating materials for thermal spray applications, and we began marketing of our yttria stabilized zirconia coating powders for the industrial engine market where potential applications could include coatings for turbine blades used in power production turbines.

Catalyst Support and Electrode Structures for Titanium Metals

In January 2004, we entered into a contract with Titanium Metals Corporation (“TIMET”) to provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency (“DARPA”). We became a subcontractor for the DARPA program with responsibility to design and develop a titanium oxide electrode structure and supply TIMET optimized titanium oxide feedstock to produce 50 pounds of titanium metal per day in batch production demonstrations. During 2005, we have provided TIMET with over 100 pounds of titania electrode materials in accordance with the agreement. This agreement has been extended by TIMET, and we will continue to ship titanium dioxide feedstock materials to TIMET as requested for this research and development project.

Air Cleansing

In February 2005, we entered into a partnership agreement with Genesis Air to develop specialized, surface activated, nano-sized titanium dioxide compounds for use in an innovative HVAC air cleaning system. Under the terms of the partnership agreement, Altair is providing Genesis with product design services, proprietary nano-sized titanium dioxide materials and ongoing chemical engineering support services. Genesis filtration systems incorporating Altair nanomaterials are being tested in 12 sites worldwide.

Lithium Ion Battery Electrode Materials

In December 2004, we completed work under Phase I of a National Science Foundation (“NSF”) grant for development of electrode nanomaterials for next generation lithium ion power sources. The results of the research indicated that lithium ion batteries prepared with nano-structured lithium titanate spinel anode materials exhibit rapid charge and discharge rates, improved cycle life performance and a decrease in specific energy density when compared to conventional lithium ion, nickel cadmium and nickel metal hydride battery materials.

On June 30, 2005, we announced that we received a grant of $476,850 from the NSF for Phase II. Phase I work was designed to optimize the anode electrode materials and Phase II is designed to develop cathode electrode materials, thus resulting in matched anode-cathode electrode materials for optimum electrochemical performance.

We are focusing our marketing and development efforts on markets presently dominated by nickel cadmium or nickel metal hydride batteries, such as power tools and automobiles, in which rapid charging, long cycle life and the additional power from the rapid discharge should prove advantageous. Secondarily, we intend to pursue markets, such as cell phone batteries, presently dominated by lithium ion batteries, which are characterized by slow charge and discharge rates and high specific energy density. A battery with high specific energy density requires less volume per Watt hour and, if the discharge rate is limited, discharges slower than a battery with low specific energy density. We believe that, as our battery materials improve and the market realizes the benefits of our rapid charge/discharge “contrarian strategy,” our battery materials will become competitive in markets presently dominated by lithium ion batteries; however, because of the importance presently placed on specific energy density in such markets, we expect that our best short-term opportunities do not lie in this area.

Further, another aspect of our development focus is on product life, initially cycle life, then charge retention and calendar life. In cycle life, each charge/discharge cycle tends to cause a loss of capacity. Controlling this rate of capacity loss is essential to producing batteries that have 3,000 to 5,000 cycle life, important for electric vehicles. Charge retention life describes how fast a charged lithium ion battery loses it charge in storage. Calendar life describes how quickly lithium ion batteries lose their charge over time, whether in use or in storage.

 In April 2005, we signed a partnering agreement with Advanced Battery Technologies, Inc. (“ABAT”), a U.S. and Chinese-owned company, for the development of lithium polymer batteries in China. The agreement covers the incorporation of our battery electrode nanomaterials into ABAT's existing polymer battery product lines on a testing and development basis. It specifically focuses on development of high power, lithium polymer batteries for use in electric vehicles where long life cycles and fast charge times are desirable. We have provided ABAT with sample nanomaterials for their use in design and development of the batteries. ABAT’s phase I testing of batteries using our battery electrodes showed significantly improved recharging capability. We are currently producing additional anode materials at ABAT’s request. We anticipate that ABAT will be able to produce batteries for testing in standard battery test protocols and in real world tests using electric vehicles (i.e. cars and buses) in late 2005.

Hydrogen Generation

In November 2004, we entered into an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a $3,000,000 grant awarded to them by the U.S. Department of Energy for joint research activities related to solar hydrogen production at a refilling station under development in Las Vegas. The agreement, which is effective through December 31, 2005, provides for payments to Altair of $400,000 for research and development work utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. In connection with this, we are providing thin films of transparent iron oxide for use in solar generation cells. The project is on track for completion by December 31, 2005.

Manufacturing Operations

We have created a manufacturing group within Altair to provide production control, quality assurance, current good manufacturing practices (cGMP) capabilities and to address issues related to the possible production of large, multiple-product orders for lithium ion anode and cathode electrode materials and for NanoCheckTM, RenaZorbTM and Renalan products.

Life Sciences Division

RenaZorb™ Products

In January 2005, we signed a licensing agreement with Spectrum which grants them exclusive worldwide rights to develop, market and sell RenaZorb™. We have supplied Spectrum with test quantities of RenaZorb™ in order to conduct in-life animal testing. They expect to complete this testing by the end of summer 2005 in preparation for pre-Investigational New Drug consultations with the FDA.

Renalan Products

We are also conducting third-party discussions toward the potential licensing of Renalan (similar chemistry to RenaZorb™) for use in companion animal applications, primarily dogs and cats with chronic renal failure. Renalan, as a phosphate binder, has the potential to alleviate hyperphosphatemia, a condition associated with chronic renal failure in companion animals.

TiNanoSpheresTM

We have identified initial target applications where TiNanoSpheresTM may be used as a chemical delivery device. These include cancer therapy, where TiNanoSpheresTM may be used as a drug delivery mechanism targeting very localized areas of the human body, and cell-based immune response applications such as viral vaccine delivery. We are currently negotiating agreements for investigation and possible testing of these and other applications.

Other Developments

With respect to the Tennessee mineral property, we are continuing our efforts to terminate leases. Our remediation plan, which is expected to cost between $100,000 and $200,000, has been approved by the applicable regulatory authorities. We expect to perform the remediation work during the third quarter of 2005 and will then be responsible for site monitoring for a period of two years. In May 2005, we completed the sale of the pilot plant processing equipment and reserved the proceeds for payment of remediation costs.

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash and short-term investments increased from $7,357,843 at December 31, 2004 to $29,686,129 at June 30, 2005 due primarily to the sale of 5,000,000 common shares on February 14, 2005, which provided net proceeds of $19.2 million, and the exercise of stock options and warrants which provided $6.1 million. We intend to use these funds for working capital, capital expenditures, research and development activities and the possible acquisition of other technologies.

We expect to see an increase in our net cash outflow to approximately $550,000 per month in 2005 compared to average cash outflow of $530,000 per month in 2004. During the second half of 2004 and the first half of 2005, we added eleven new employees in both technical and administrative positions in order to meet the demand for contract research services, comply with regulatory requirements and improve our marketing capabilities. This increase in staffing, combined with increased expenses for patent work, other internal R&D projects, capital asset expenditures, and compliance with the Sarbanes-Oxley Act, will significantly increase our expenses. However, we expect an increase in revenue in 2005 that will largely offset these increased expense levels.

During the remainder of 2005, we expect to generate revenues from licensing, product sales, commercial collaborations, contracts and grants by utilizing our nanomaterials and titanium dioxide pigment technology. We currently have five contracts in place that will generate revenues in 2005. These are:

•
a licensing agreement with Spectrum Pharmaceuticals, Inc. for RenaZorb™ under which we realized $695,000 of revenue in the first quarter of 2005. We expect to receive approximately $500,000 of additional revenue during the remainder of 2005 in the form of restricted shares of Spectrum common stock, contingent on successful completion of animal testing.

•
a contract with Western Oil Sands, Inc. for the production of titanium dioxide pigment and pigment-related products from oil sands. We have approximately $30,000 of work remaining to be done on an existing contract and expect to enter into a second phase contract for additional work in late 2005 or early 2006.

•
a contract with Western Michigan University to develop nanosensors for the detection of chemical, biological and radiological agents. We have approximately $10,000 of work to be done under existing contracts during the remainder of 2005.

•
an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a $3,000,000 grant awarded to them by the U.S. Department of Energy for joint research activities related to solar hydrogen production. We have approximately $150,000 of work remaining to be done in 2005 under the agreement.

•
a contract with NSF for Phase II work on the development of advanced battery materials which begins October 1, 2005. We expect to generate approximately $80,000 of revenues during the remainder of 2005 in connection with this contract.

In addition to these existing collaborations, contracts and grants, we hope to commence generating revenue from certain of our products, including NanocheckTM, a lanthanum-based compound that can be used to treat water for the removal of a wide range of deleterious impurities, and yttria stabilized zirconia, a product that may be used in solid oxide fuel cells and as a thermal barrier coating. Contributions to total revenues from these products during 2005 will not likely be significant, but such increases may lay the foundation for more substantial revenue in future years.

At August 8, 2005, we had 58,919,289 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 1,867,453 shares of common stock and options to purchase up to 2,514,200 shares of common stock.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2005:

Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$3,000,000	*	$600,000	$1,200,000	$1,200,000	$-
Interest on notes payable	525,000		105,000	294,000	126,000	-
Mineral Leases**	124,509		40,362	56,548	27,599	-
Contractual Service Agreements	326,803		289,303	37,500	-	-
Unfulfilled Purchase Orders	94,985		94,985	-	-	-
Total Contractual Obligations	$4,071,297		$1,129,650	$1,588,048	$1,353,599	$-

* Before discount of $17,397.
** Although we expect to terminate substantially all mineral leases by the end of 2005, the obligations are included here because they are not yet terminated.

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

•
Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with those assets, and a building. At June 30, 2005, the carrying value of these assets was $7,512,339, or 20% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Stock-Based Compensation. We have stock option plans which provide for the issuance of common stock options to employees and service providers. Although SFAS No. 123, Accounting for Stock Based Compensation, encourages entities to adopt a fair-value-based method of accounting for stock options and similar equity instruments, it also allows an entity to continue measuring compensation cost for stock-based compensation for employees and directors using the intrinsic-value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees. We have elected to follow the accounting provisions of APB 25 and to furnish the pro forma disclosures required under SFAS 123 for employees and directors, but we also issue warrants and options to non-employees that are recognized as expense when issued in accordance with the provisions of SFAS 123. We calculate compensation expense under SFAS 123 using a modified Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 2 of the Notes to Consolidated Financial Statements included above in this Form 10-Q, are appropriate and reasonable. As explained in Note 2 to the Consolidated Financial Statements, the Financial Accounting Standards Board has issued a revision to SFAS 123 that eliminates the alternative of applying the intrinsic value measurement provisions of APB 25. We are required to adopt the revised SFAS 123 no later than January 1, 2006. Although we have not yet quantified the effects of adoption, it is expected that the new standard will result in significant additional expense, depending upon the nature and amount of stock-based compensation awards which may be granted.

•
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.  During the six months ended June 30, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract or grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The net loss for the quarter ended June 30, 2005, which was the second quarter of our 2005 fiscal year, totaled $1,919,078 ($.03 per share) compared to a net loss of $2,154,032 ($.04 per share) in the second quarter of 2004.

Total revenues for the three months ended June 30, 2005 were $502,881. Revenues from contracts and grants increased by $263,853, from $35,768 in the quarter ended June 30, 2004 to $299,621 in the same quarter of 2005. Revenues were generated under two contracts to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, and (2) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. At June 30, 2005, our backlog of work under existing contracts was approximately $884,000. We anticipate that $250,000 to $300,000 of this work may be completed during the remainder of 2005.

Revenues from commercial collaborations increased from $117,244 in the second quarter of 2004 to $160,775 in the second quarter of 2005 as a result of work on a project to provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense, billings for work on the joint development of NanocheckTM and billings to Spectrum Pharmaceuticals in connection with RenazorbTM.

Product sales increased by $41,264, from $1,221 in the second quarter of 2004 to $42,485 in the second quarter of 2005, primarily due to increased sales of thermal spray grade powders and sales of NanocheckTM.

Research and development (“R&D”) expenses increased by $148,957, from $595,185 in the quarter ended June 30, 2004 to $744,142 in the same quarter of 2005. Labor costs increased significantly, from $216,000 in the second quarter of 2004 to $364,000 in the same quarter of 2005 due to new employee additions, salary increases and benefit cost increases. Costs also increased primarily as a result of expenditures on new contract R&D projects, including battery materials and materials for use in solar hydrogen production, increased expenditures for internal R&D and temporary employees hired for R&D projects.

Sales and marketing expenses increased by $123,091, from $67,579 in the second quarter of 2004 to $190,670 in the second quarter of 2005. The increase is due to increased payroll expense resulting from the addition of a senior vice president of sales and marketing in January 2005 and increased business development activities.

General and administrative expenses decreased by $44,304, from $1,400,002 in second quarter of 2004 to $1,355,698 in the second quarter of 2005. Investor relations expense decreased by $320,000 as a result of a cutback in our investor relations programs; general consulting decreased by $160,000 and stock option compensation expense decreased by $31,000. These decreases were partially offset by an increase in legal expenses of $125,000, primarily due to increased patent attorney fees paid in connection with patent work and increased attorney fees in connection with regulatory work. Consulting fees associated with Sarbanes-Oxley Act compliance increased by $170,000; shareholder information expenses increased by $35,000 and payroll expense increased by $123,000 as a result of additional staff, salary increases and benefit cost increases.

Interest income increased by $160,947, from $23,436 in the second quarter of 2004 to $184,383 in the second quarter of 2005 due to the significant increase in cash available for investment that was generated through the sale of common shares and the exercise of warrants and options in early 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

For the six months ended June 30, 2005, the net loss was $4,165,037 ($.07 per share) compared to a net loss of $3,864,789 ($.08 per share) for the same period of 2004.

Total revenues for the six months ended June 30, 2005 were $1,530,461. Included in revenues was $695,000 representing the initial license fee paid by Spectrum Pharmaceuticals in connection with the license of RenazorbTM. Contract and grant revenues increased by $456,603, from $56,224 in the six months ended June 30, 2004 to $512,827 in the same period of 2005. The increase is due to increased revenues under the Western Michigan University contract (nanosensor technology) and new agreements with the University of Nevada, Las Vegas Research Foundation (solar hydrogen generation) and the NSF (advanced battery materials). Product sales increased by $62,750, from $2,843 in the six months ended June 30, 2004 to $65,593 in the same period of 2005, primarily due to increased sales of thermal spray grade powders and sales of NanocheckTM.

R&D expenses increased by $537,822, from $987,855 in the six months ended June 30, 2004 to $1,525,677 in the same period of 2005. Labor costs increased from $444,000 in the six months ended June 30, 2004 to $686,000 in the same period of 2005 due to new employee additions, salary increases and benefit cost increases. Costs also increased primarily as a result of expenditures on new contract R&D projects, including battery materials and materials for use in solar hydrogen production, increased expenditures for internal R&D and temporary employees hired for R&D projects.

Sales and marketing expenses increased by $721,392, from $199,716 in the six months ended June 30, 2004 to $921,108 in the same period of 2005. The increase is due to payment of a $500,000 fee to a consultant in connection with the RenaZorbTM licensing agreement and increased payroll expense resulting from the addition of a senior vice president of sales and marketing in January 2005 and increased business development activities.

G&A expenses increased by $444,718, from $2,476,415 in the six months ended June 30, 2004 to $2,921,133 in the same period of 2005. Stock option compensation expense, a non-cash item, increased by $500,678, from $(23,313) in the six months ended June 30, 2004 to $477,365 in the same period of 2005 due to an increase in value of stock options repriced in prior years. Legal expense increased by $239,947, from $271,911 in the six months ended June 30, 2004 to $511,858 in the same period of 2005 due to increased patent attorney fees paid in connection with patent work and increased attorney fees in connection with regulatory work. Payroll increased from $838,000 in the six months ended June 30, 2004 to $1,160,000 in the same period of 2005 due to staff increases, salary increases and increased costs for employee benefits. In addition, consulting fees associated with Sarbanes-Oxley Act compliance increased by $173,000. These increases were partially offset by decreases in certain expenses. Investor relations expense decreased by $463,000 as a result of a cutback in our investor relations programs and general consulting decreased by $231,000. In addition, facilities overhead costs transferred from G&A to R&D increased by $63,000.

Interest income increased by $244,285, from $43,374 in the six months ended June 30, 2004 to $287,659 in the same period of 2005 due to the significant increase in cash available for investment that was generated through the sale of common shares and the exercise of warrants and options in early 2005.

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

Among the key factors that may have a direct bearing on the Company's future results and value are various risks and uncertainties including, but not limited to, the following:

We may continue to experience significant losses from operations.

We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $6,904,955 in 2004 and $4,349,549 in the six months ended June 30, 2005. We will continue to experience a net operating loss at least until the applications of our nanomaterials and titanium dioxide pigment technology begin generating revenues in excess of our operating expenses. Even if any or all applications of the nanomaterials and titanium dioxide pigment technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

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

As of August 8, 2005, there were outstanding warrants to purchase up to 1,867,453 shares of common stock and options to purchase up to 2,514,200 shares of common stock.  The existence of such warrants and options, and any additional warrants and options we issue in the future, may hinder future equity offerings, and the exercise of such warrants and options may further dilute the interests of all shareholders. The shares of common stock issuable upon the exercise of many of our outstanding warrants are subject to resale registration statements, and all of our options are subject to a registration statement on Form S-8. Accordingly, future resale of the shares of common stock issuable on the exercise of such warrants and options in most cases occurs immediately after exercise and may have an adverse effect on the prevailing market price of the shares of common stock.

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

On January 28, 2005, we entered into a license agreement with Spectrum Pharmaceuticals, Inc. under which we granted Spectrum the exclusive worldwide rights to develop, market and sell RenaZorbTM, a potential drug candidate for patients with kidney disease, for human therapeutic and diagnostic applications. Under the terms of the license, we will not generate substantial recurring revenues unless and until Spectrum completes clinical testing of RenaZorbTM and applies for and receives marketing approval from the FDA and similar regulatory agencies worldwide, begins marketing products containing RenaZorbTM and experiences substantial, sustained market penetration with such products. There are substantial risks associated with that process, including the following:

•	further testing conducted by Spectrum may indicate that RenaZorbTM is less effective than existing products, is unsafe, has significant side effects or is otherwise not viable;
•
Spectrum may be unable to obtain FDA or other regulatory approval of RenaZorbTM for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis;

•	products containing RenaZorbTM may not be accepted in the market for various reasons, including questions about its efficacy, safety and side effects or because of poor marketing by Spectrum;
•	Spectrum may terminate the license agreement, experience financial or other problems or otherwise fail to effectively test, seek approval for and market RenaZorbTM; and
•	prior to or following regulatory approval, superior products may be developed and introduced into the market.

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

We are still testing and developing our AltairnanoTM Lithium Titanate Spinel nanomaterial technology, which has potential applications in rechargeable batteries. Although we have entered a partnering agreement with ABAT for the development of lithium polymer batteries in China and have supplied them with nanomaterials for their use in design and development of the batteries, the project is in the early stages and substantial design, development and testing work remains to be done. Even if ABAT or other potential partners are successful in producing battery products with our nanomaterial technology:

•
batteries utilizing the technology may not exhibit expected charge rates, discharge rates or durability run time or other feature when used in real world applications; batteries incorporating the technology may not meet the distinct needs of potential customers, applications or industries or otherwise prove competitive with existing technologies or technologies under development on account of technical limitations such as a short run time between charges or excessive heat generation; and

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

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a commercial basis. Our actual costs of production, or those of our licensees, may exceed those of competitors. Even if our costs of production are lower, competitors may be able to sell titanium dioxide and other products at a lower price than is economical for us or our licensees.

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

As of August 8, 2005, we had $28.3 million in cash, an amount which we believe will be sufficient to fund our ongoing operations for approximately four to five years at current expenditure levels. However, we may use our existing capital sooner than projected in connection with an acquisition or joint venture transaction, litigation or other unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

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

Our articles of incorporation authorize the issuance of an unlimited number of shares of common stock that may be issued without any action or approval by our stockholders. In addition, we have various stock option plans and stock purchase plans that have potential for diluting the ownership interests of our stockholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock may increase or decrease dramatically at any time for any or no rational reason.

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, uncertainty regarding the viability of the nanomaterials and titanium dioxide pigment technology, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business or future prospects, including the following:

•	Intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;
•	A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
•	The interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;
•	Positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;
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

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

(b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements. In connection with this, effective January 1, 2005, we implemented a new financial software system and, through June 2005, have implemented attendant operating controls that substantially enhance the controls over the processing, recording and reporting of financial transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, the Company filed a Complaint against Rudi E. Moerck, former President and a director of the Company, alleging breach of his Employee Confidential Information and Inventions Agreement (the “Information Agreement”) and seeking declaratory relief, injunctive relief and damages. Specifically, the Company requested that Mr. Moerck be ordered to assign his rights in certain patent applications to the Company, return all Company proprietary information in his possession to the Company and to delete/destroy Mr. Moerck’s copies of all such information. Mr. Moerck filed a timely Answer to the Complaint. Subsequently, in late July 2005, Mr. Moerck offered to have judgment entered against him in the case. The Company is evaluating Mr. Moerck’s offer and is confident that the case can be resolved in the near future in a manner that will fully preserve and protect the Company’s interests in its proprietary information.

On July 29, 2005, the Company was served by mail with a complaint in the matter of Louis Schnur v. Al Moore, Altair Nanotechnologies, Inc. and Does 1 through 10, filed in the U.S. District court, Central District of California. The complaint alleges that Mr. Moore visited the offices of the Company together with William P. Long, our former CEO, on February 7-8, 2005, that they received nonpublic information related to the Company’s battery electrode materials program during the course of such visit, that Mr. Moore proceeded to contact Mr. Schnur and offer to purchase 100,000 shares at $2.25 per share, that such offer was accepted by Mr. Schnur without knowledge of the nonpublic information and that, following the Company’s release of such information in its February 10, 2005 press release regarding its battery materials program, the price of the Company’s common stock increased dramatically. Mr. Schnur alleges that such facts constitute a violation of Rule 10b-5 by Mr. Moore and the Company, constitute a violation of Section 20A of the Securities Exchange Act of 1934, as amended, by Mr. Moore and the Company, constitute common law fraud by Mr. Moore and constitute a breach of a fiduciary duty by the Company. Mr. Schnur seeks $375,000 in damages, punitive damages, costs and other relief as the court deems proper, all for himself.

The Company believes that Mr. Moore is a long-term acquaintance of Mr. Schnur and has acted at the request of Mr. Schnur at various times, including in connection with the February 2005 visit to the Company. Mr. Moore and Mr. Long did, in fact, visit the Company on or about February 7 and/or 8, 2005 and, in the course of such visit, received a standard investor presentation from management. The Company does not believe that Mr. Moore received any material, nonpublic information in the course of his visit and believes that the material factual and legal claims of the complaint are baseless. The Company is disappointed that Mr. Schnur continues to force the Company to expend time and resources in responding to his personal agenda and expects to aggressively defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

We held an Annual Meeting of Shareholders on May 26, 2005 at which the shareholders considered and voted as follows on the items described below:

1.
The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions	Broker Non-Votes
Michel Bazinet	48,132,790	114,408	-0-
Jon Bengtson	47,971,274	275,924	-0-
James Golla	48,124,190	123,008	-0-
Alan J. Gotcher	48,133,990	113,208	-0-
George Hartman	47,972,374	274,824	-0-
Christopher Jones	47,969,474	277,724	-0-
David King	47,970,174	277,024	-0-

2.
The shareholders considered whether to appoint Deloitte & Touche, LLP as auditors and authorize the Board of Directors to fix their remuneration. There were 47,856,782 votes cast in favor, no votes cast against, 138,101 votes withheld, and no broker non-votes, which vote was sufficient for approval.

3.
The shareholders considered a proposal to approve the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan. There were 2,797,232 votes cast in favor, 1,477,248 votes cast against, 86,226 votes withheld, and 43,886,492 broker non-votes, which vote was sufficient for approval.

4.
The shareholders considered a proposal to approve a bylaw amendment increasing the quorum requirement for shareholders meeting from two shareholders to 33⅓ % of the shares entitled to vote at the meeting. There were 4,168,195 votes cast in favor, 133,593 votes cast against, 58,918 votes withheld, and 43,886,492 broker non-votes, which vote was sufficient for approval.

Item 6. Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

Date: August 15, 2005	By:	/s/ Alan J. Gotcher

Alan J. Gotcher, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Edward H. Dickinson

Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
10.1	Subcontract between the UNLV Research Foundation and Altair Nanomaterials, Inc.	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith