Form 10-Q
period 2005-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2005-11-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 4, 2005 the registrant had 58,990,252 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$11,150,620	$7,357,843
Investment in available for sale securities	15,728,213	-
Accounts receivable	514,291	499,599
Prepaid expenses and other current assets	376,198	182,595
Total current assets	27,769,322	8,040,037

Investment in Available for Sale Securities	496,000	-

Property, Plant and Equipment, net	6,698,837	6,513,907

Patents, net	911,266	974,877

Other Assets	75,200	18,200

Total Assets	$35,950,625	$15,547,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$672,647	$81,030
Accrued liabilities	537,132	295,743
Note payable, current portion	600,000	-
Total current liabilities	1,809,779	376,773

Note Payable, Long-Term Portion	2,400,000	2,880,311

Commitments and Contingencies

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
58,990,252 and 49,775,694 shares issued and
outstanding at September 30, 2005 and December 31, 2004	91,603,870	65,505,630
Accumulated deficit	(59,557,556)	(53,215,693)
Deferred compensation expense	(206,468)	-
Accumulated other comprehensive loss	(99,000)	-

Total Stockholders' Equity	31,740,846	12,289,937

Total Liabilities and Stockholders' Equity	$35,950,625	$15,547,021

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
License fees	$-	$-	$695,000	$-
Product sales	8,494	3,728	74,087	6,571
Commercial collaborations	327,479	140,603	584,520	375,518
Contracts and grants	249,432	202,576	762,259	258,800
Total revenues	585,405	346,907	2,115,866	640,889
Operating Expenses
Cost of product sales	1,427	613	17,434	1,149
Research and development	1,290,354	520,376	2,816,031	1,508,231
Sales and marketing	238,151	46,070	1,159,259	245,786
General and administrative	1,146,528	973,080	4,067,661	3,449,495
Depreciation and amortization	263,105	226,823	759,190	668,333
Total operating expenses	2,939,565	1,766,962	8,819,575	5,872,994
Loss from Operations	(2,354,160)	(1,420,055)	(6,703,709)	(5,232,105)
Other Income (Expense)
Interest expense	(52,397)	(50,336)	(154,689)	(145,732)
Interest income	227,503	29,706	515,162	73,080
Gain (Loss) on foreign exchange	2,228	361	1,373	(356)
Total other income (expense), net	177,334	(20,269)	361,846	(73,008)

Net Loss	$(2,176,826)	$(1,440,324)	$(6,341,863)	$(5,305,113)

Loss per common share - Basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.11)

Weighted average shares - Basic and diluted	58,940,760	49,121,984	57,338,796	48,401,132

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
				Deferred	Other
				Compen-	Compre-
	Common Stock		Accumulated	sation	hensive
	Shares	Amount	Deficit	Expense	Income (Loss)	Total
BALANCE, JANUARY 1, 2005	49,775,694	$65,505,630	$(53,215,693)	$-	$-	$12,289,937

Comprehensive loss:
Net loss	-	-	(6,341,863)	-	-	(6,341,863)
Other comprehensive loss,
net of taxes of $0	-	-	-	-	(99,000)	(99,000)
Comprehensive loss:	-	-	-	-	-	(6,440,863)
Variable accounting on stock options	-	433,115	-	-	-	433,115
Exercise of stock options	1,166,000	1,777,290	-	-	-	1,777,290
Exercise of warrants	2,920,244	4,300,635	-	-	-	4,300,635
Issuance of restricted stock	90,000	257,400	-	(257,400)	-	-
Amortization of deferred
compensation expense	-	-	-	50,932	-	50,932
Common stock issued, net of
issuance costs of $1,617,044	5,038,314	19,329,800	-	-	-	19,329,800

BALANCE, SEPTEMBER 30, 2005	58,990,252	$91,603,870	$(59,557,556)	$(206,468)	$(99,000)	$31,740,846

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(2,176,826)	$(1,440,324)	$(6,341,863)	$(5,305,113)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	263,105	226,823	759,190	668,333
Stock options issued to non-employees	-	8,345	-	262,045
Stock options issued to employees	-	-	-	39,001
Shares issued for services	-	178,000	-	178,000
Variable accounting on stock options	(44,249)	(328,770)	433,115	(406,848)
Securities received in payment of license fees	-	-	(595,000)	-
Amortization of discount on note payable	17,397	48,962	119,689	144,358
Amortization of deferred compensation expense	46,861	-	50,932	-
Loss on disposal of fixed assets	-	-	-	33,393
Changes in assets and liabilities:
Accounts receivable, net	(133,914)	(154,954)	(14,692)	(200,360)
Prepaid expenses and other current assets	(281,660)	(78,121)	(193,603)	(39,699)
Other assets	(52,000)	-	(57,000)	-
Trade accounts payable	(84,441)	(52,195)	591,617	139,319
Accrued liabilities	(78,761)	33,257	241,389	384,187

Net cash used in operating activities	(2,524,488)	(1,558,977)	(5,006,226)	(4,103,384)

Cash flows from investing activities:
Purchase of available for sale securities	(15,728,213)	-	(15,728,213)	-
Purchase of property and equipment	(360,871)	(162,576)	(880,509)	(341,433)

Net cash used in investing activities	(16,089,084)	(162,576)	(16,608,722)	(341,433)

Cash flows from financing activities:
Issuance of common shares for cash, net of
issuance costs	-	-	19,329,800	-
Proceeds from exercise of stock options	37,100	-	1,777,290	737,709
Proceeds from exercise of warrants	40,963	409,505	4,300,635	8,705,861

Net cash provided by financing activities	78,063	409,505	25,407,725	9,443,570

Net increase (decrease) in cash and cash equivalents	(18,535,509)	(1,312,048)	3,792,777	4,998,753

Cash and cash equivalents, beginning of period	29,686,129	10,180,470	7,357,843	3,869,669

Cash and cash equivalents, end of period	$11,150,620	$8,868,422	$11,150,620	$8,868,422

Supplemental disclosures:
Cash paid for interest	None	None	None	None

Cash paid for income taxes	None	None	None	None

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Preparation of Financial Statements

These unaudited interim financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on March 10, 2005.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and debt (term notes). Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales and funding through sales of common stock will be sufficient to enable us to fund our ongoing operations for approximately three to four years at current working capital expenditure levels.

The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments which are highly liquid, have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments which do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments purchased with the intent to hold for more than one year are classified as long-term investments.

Investment in Available for Sale Securities (long-term) - Available for sale securities (long-term) includes publicly-traded equity investments which are classified as available for sale and recorded at market using the specific identification method. Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Accumulated Other Comprehensive Income (Loss) - Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on the investment in available for sale securities. The components of comprehensive loss for the three- and nine-month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$2,176,826	$1,440,324	$6,341,863	$5,305,113
Unrealized (gain) loss on investment in available
for sale securities, net of taxes of $0	(76,000)	-	99,000	-

Comprehensive loss	$2,100,826	$1,440,324	$6,440,863	$5,305,113

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

In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2005	2004
Dividend yield	None	None
Expected volatility	105%	73%
Risk-free interest rate	3.89%	4.23%
Expected life (years)	2.83	6.40

To estimate compensation expense that would be recognized under SFAS 123 for all stock-based awards, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options issued to employees and directors using the accounting method prescribed by SFAS 123, our net loss and loss per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss (basic and diluted) as reported	$(2,176,826)	$(1,440,324)	$(6,341,863)	$(5,305,113)
Add (Deduct): change in stock-based employee
compensation included in reported net loss,
net of $0 related tax effects	44,249	328,770	(433,115)	367,847
Add: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of $0 related tax effects	218,260	208,030	832,714	1,172,439

Pro forma net loss applicable to shareholders	$(1,914,317)	$(903,524)	$(5,942,264)	$(3,764,827)

Loss per common share (basic and diluted):
As reported	$(0.04)	$0.03	$(0.11)	$0.11
Pro forma	$(0.03)	$0.04	$(0.10)	$0.14

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  During the nine months ended September 30, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

Included in sales and marketing expenses for the nine months ended September 30, 2005 is $500,000 that was paid to a sales and marketing firm in connection with the RenaZorbTM licensing agreement.

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

SFAS 123R will be effective for our fiscal year beginning January 1, 2006, and requires the use of either the Modified Prospective Application Method or the Modified Retrospective Method.  Under the Modified Prospective Method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3. Notes Payable

	September 30, 2005	December 31, 2004
Note payable to BHP Minerals
International, Inc.	$3,000,000	$2,880,311
Less current portion	(600,000)	-
Long-term portion of notes payable	$2,400,000	$2,880,311

The note payable to BHP Minerals International, Inc., in the face amount of $3,000,000, was entered into on August 8, 2002 and is secured by the property we acquired. Interest on the note did not begin to accrue until August 8, 2005. As a result, we imputed the interest at a rate of 11% and reduced the face amount of the note payable by $566,763 at the date of issuance, then amortized that amount to interest expense from August 8, 2002 through August 8, 2005. The first payment of $600,000 of principal plus accrued interest is due February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 4. Intangible Assets

Our intangible assets consist of patents and related expenditures associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets over their useful lives. The amortized intangible asset balance as of September 30, 2005 was:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Patents and related expenditures	$1,517,736	$(606,470)	$911,266

The weighted average amortization period for patents and related expenditures is approximately 16.5 years. Amortization expense, which represents the amortization relating to the identified amortizable intangible assets, was $63,611 and $64,270 for the nine months ended September 30, 2005 and 2004, respectively, and $21,204 and $21,430 for the three months ended September 30, 2005 and 2004, respectively. For each of the next five years, amortization expense relating to intangibles is expected to be $84,816 per year. Management believes the net carrying amount of intangible assets will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 5. Related Party Transactions

On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a Director of the Company. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs for a period of one year. The agreement was subsequently extended for an additional year through December 31, 2005. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. Through September 30, 2005, ATG earned $2,833 for certain consulting services and $28,611 in connection with our National Science Foundation Phase II grant application.

Note 6. Business Segment Information

Management views the Company as operating in four business segments: Performance Materials, Life Sciences, Tennessee Mineral Property, and the Altair Jig. Reportable segment data reconciled to the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2005 and 2004 is as follows:

		(Income)	Depreciation
		Loss From	and
	Net Sales	Operations	Amortization	Assets
Three Months Ended September 30, 2005
Performance Materials	$581,515	$960,275	$237,746	$5,645,287
Life Sciences	3,890	316,460	446	538,396
Tennessee Mineral Property	-	(138,095)	-	25,143
Altair Jig	-	7,526	-	-
Corporate and other	-	1,207,994	24,913	29,741,799

Consolidated Total	$585,405	$2,354,160	$263,105	$35,950,625

Three Months Ended September 30, 2004
Performance Materials	$346,907	$1,052,190	$212,477	$5,263,759
Life Sciences	-	(22,686)	-	-
Tennessee Mineral Property	-	24,539	-	-
Altair Jig	-	5,734	-	-
Corporate and other	-	360,278	14,346	11,274,515

Consolidated Total	$346,907	$1,420,055	$226,823	$16,538,274

Nine Months Ended September 30, 2005
Performance Materials	$1,391,095	$2,310,192	$690,033	$5,645,287
Life Sciences	724,771	(124,123)	825	538,396
Tennessee Mineral Property	-	(98,563)	-	25,143
Altair Jig	-	10,708	-	-
Corporate and other	-	4,605,495	68,332	29,741,799

Consolidated Total	$2,115,866	$6,703,709	$759,190	$35,950,625

Nine Months Ended September 30, 2004
Performance Materials	$640,889	$3,015,834	$622,012	$5,263,759
Life Sciences	-	171,168	-	-
Tennessee Mineral Property	-	169,018	-	-
Altair Jig	-	7,888	-	-
Corporate and other	-	1,868,197	46,321	11,274,515

Consolidated Total	$640,889	$5,232,105	$668,333	$16,538,274

In the table above, corporate and other expense in the (Income) Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, non-employee and employee variable accounting stock option compensation expense, shareholder information expense and general office expense.

For the three months ended September 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2005 and the balance of their accounts receivable at September 30, 2005 were as follows:

	Sales - 3 Months	Accounts
	Ended	Receivable at
Customer	September 30, 2005	September 30, 2005
Performance Materials Division:
Western Michigan University	$100,595	$68,289
Western Oil Sands	262,846	272,162
UNLV Research Foundation	83,792	58,335
National Science Foundation	65,045	-

For the three months ended September 30, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2004 and the balance of their accounts receivable at September 30, 2004 were as follows:

	Sales - 3 Months	Accounts
	Ended	Receivable at
Customer	September 30, 2004	September 30, 2004
Performance Materials Division:
Titanium Metals Corp.	$39,310	$39,310
Western Michigan University	153,576	117,451
Western Oil Sands	101,013	54,047

For the nine months ended September 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2005 and the balance of their accounts receivable at September 30, 2005 were as follows:

	Sales - 9 Months	Accounts
	Ended	Receivable at
Customer	September 30, 2005	September 30, 2005
Performance Materials Division:
Western Michigan University	$349,034	$68,289
Western Oil Sands	428,080	272,162
UNLV Research Foundation	314,847	58,335

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	724,271	28,881

For the nine months ended September 30, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2004 and the balance of their accounts receivable at September 30, 2004 were as follows:

	Sales - 9 Months	Accounts
	Ended	Receivable at
Customer	September 30, 2004	September 30, 2004
Performance Materials Division:
Titanium Metals Corp.	$114,310	$39,310
Western Michigan University	209,800	117,451
Western Oil Sands	215,218	54,047

Revenues for the three-month periods ended September 30, 2005 and 2004 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	September 30, 2005	September 30, 2004

United States	$310,352	$245,894
Canada	274,164	101,013
Other foreign countries	889	-
Total	$585,405	$346,907

(a) Revenues are attributed to countries based on location of customer.

Revenues for the nine-month periods ended September 30, 2005 and 2004 by geographic area were as follows:

	Revenues -	Revenues -
	9 Months Ended	9 Months Ended
Geographic information (a):	September 30, 2005	September 30, 2004

United States	$1,673,756	$425,671
Canada	440,580	215,218
Other foreign countries	1,530	-
Total	$2,115,866	$640,889

(a) Revenues are attributed to countries based on location of customer.

Note 7. Investment in Available for Sale Securities

Investments in available for sale securities (short-term) consist of auction rate corporate notes. The notes are long-term instruments with expiration dates through 2043.  Interest is settled and the rate is reset every 7 to 28 days.

Investment in available for sale securities (long-term) consists of 100,000 restricted shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005. The shares are "restricted securities," as defined in Rule 144 and are not registered for resale.   They will be eligible for resale under Rule 144 beginning in January 2006. The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorbTM. On receipt, the shares were recorded at their market value of $595,000 as measured by their closing price on the Nasdaq SmallCap Stock Market. At September 30, 2005, their fair value was $496,000, representing an unrealized holding loss of $99,000. We do not believe that there is an other than temporary impairment at September 30, 2005.

Note 8. Other Transactions

On February 15, 2005, we sold 5,000,000 common shares to institutional investors. The sales were made at $4.05 per share with net proceeds to the Company, after expenses, of approximately $19.2 million. The placement agent also received a warrant to purchase 250,000 shares of our common stock at $5.27 per share. The warrant has a four-year term. Using a Black-Scholes pricing model, we estimate these warrants have a value of approximately $581,000 at their date of issuance.

In May 2005, shareholders approved the 2005 Stock Incentive Plan (the “Plan”) under which 3,000,000 common shares are available for issuance to employees, officers and directors of Altair as well as selected service providers. Through September 30, 2005, the Board of Directors has granted 90,000 shares of restricted stock under the Plan. The shares were recorded as deferred compensation expense in the shareholders’ equity section of the balance sheet at their fair value on the date of issue and are being amortized to expense over the vesting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the material changes in our financial condition between December 31, 2004 and September 30, 2005 and the material changes in our results of operations and financial condition between the three- and nine-month periods ended September 30, 2004 and September 30, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

The Performance Materials Division.
•	Advanced Materials
o	The marketing of titanium dioxide pigment production technology.
o	The marketing and production of nano-structured ceramic powders for thermal spray applications.
o	The development of nano-structured ceramic powders for nano-sensor applications.
o	The development of titanium dioxide electrode structures in connection with research programs aimed at developing a lower-cost process for producing titanium metals and related alloys.
•	Air and Water Treatment
o	The development of photocatalytic materials for air cleansing.
o	The marketing, licensing and production of Nanocheck TM products for phosphate binding to prevent or reduce algae growth in recreational and industrial water.
•	Alternative Energy
o	The development of materials for high performance batteries, photovoltaics and transparent electrodes for hydrogen generation and fuel cells.

The Life Sciences Division.
•	Pharmaceutical Products
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

General Outlook

During the nine-month period ended September 30, 2005, we licensed RenaZorb™ to Spectrum Pharmaceuticals, Inc. (“Spectrum”) and recognized $695,000 of licensing revenue in connection with the licensing agreement. Prior to this transaction, substantially all of our revenues came from commercial collaborations, grants and other research or development work which we have undertaken primarily in order to benefit from the resulting technology. Our gross profit margin on such research and development work is very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, product sales and other sources.

As we attempt to significantly expand our revenues from licensing, sales and other sources, some of the key near-term events that will affect our long term success prospects include the following:

•
Spectrum must complete animal testing of our RenaZorb™ product demonstrating specified result levels for RenaZorb™. The tests were completed in September 2005 and, although we have been informed orally that the results were positive, we have not yet received a copy of the test results and Altair has not received the milestone payment of 100,000 shares of Spectrum Pharmaceuticals, Inc. stock. Altair and Spectrum entered the early stages of a dispute resolution process as required by our license agreement. This process may delay the product development process and our receipt of our next milestone payment.

•
We are in discussions with American and European animal health companies with respect to development and licensing of Renalan, a potential drug for treatment of phosphate in dogs and cats with chronic renal disease. In order to commence production and sale of Renalan, we must license the product to an animal health company and it must successfully complete the testing and possibly the approval process of the FDA and/or other regulatory agencies.

•
We must begin receiving commercial orders for NanoCheckTM from pool chemical companies. We are continuing to prepare for the market introduction of NanoCheckTM later this year or next year. Testing of NanoCheckTM products in pools owned or serviced by pool chemical companies that are major suppliers to the recreational water market is continuing, but we do not anticipate that we will generate significant commercial sales of the product in 2005.

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

•
We must successfully develop a profitable battery materials business. The ultimate commercialization of our battery materials will be dependent upon our ability to secure a technology license, product sales agreements or similar agreements with one or more battery manufacturers. We have entered into a development agreement or material evaluation agreement with a number of battery manufacturers and are currently in discussions with other battery manufacturers but cannot project when, or if, we will enter into a commercialization agreement with respect to our battery materials technology and what the terms of such agreement may be.

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

Recent Business Developments

Performance Materials Division

Altair Hydrochloride Pigment Process

Altair has entered into an additional agreement with Western Oil Sands, Inc. (“Western”) to provide pilot plant and office space within our facilities for Western’s five employees and consultants to facilitate on-site collaboration between the two companies in furthering the engineering study of manufacturing titanium dioxide pigment from Western’s tar sand tailings using the Altair Hydrochloride Pigment Process. We subsequently entered into an agreement with Western for the design and construction of the pilot separation plant in our Reno Nevada facility. Revenues from leasing the office and pilot plant space are expected to be minor.

Catalyst Support and Electrode Structures for Titanium Metals

In January 2004, we entered into a contract with Titanium Metals Corporation (“TIMET”) to provide custom oxide feedstocks for a titanium metal research program funded by the Department of Defense, Defense Advanced Research Projects Agency (“DARPA”). We became a subcontractor for the DARPA program with responsibility to design and develop a titanium oxide electrode structure and supply TIMET optimized titanium oxide feedstock to produce 50 pounds of titanium metal per day in batch production demonstrations. During the course of the contract, we provided TIMET with specified quantities of feedstock materials as their preferred supplier. We currently have reservations about the rate of progress of the project and, accordingly, are seeking alternative sponsors and partners.

Lithium Ion Battery Electrode Materials

In December 2004, we completed work under Phase I of a National Science Foundation (“NSF”) grant for development of electrode nanomaterials for next generation lithium ion power sources. The results of the research indicated that lithium ion batteries prepared with nano-structured lithium titanate spinel anode materials exhibit rapid charge and discharge rates, improved cycle life performance and a decrease in specific energy density when compared to conventional lithium ion, nickel cadmium and nickel metal hydride battery materials. In June 2005, we were awarded a grant of $476,850 from the NSF for Phase II. Phase I work was designed to optimize the anode electrode materials and Phase II is designed to develop cathode electrode materials, thus resulting in matched anode-cathode electrode materials for optimum electrochemical performance.

We are focusing our marketing and development efforts on markets presently dominated by nickel cadmium or nickel metal hydride batteries, such as power tools and automobiles, in which rapid charging, long cycle life and the additional power from the rapid discharge should prove advantageous. Secondarily, we intend to pursue markets, such as cell phone batteries, presently dominated by lithium ion batteries, which are characterized by slow charge and discharge rates and high specific energy density. A battery with high specific energy density requires less volume per Watt hour and, if the discharge rate is limited, discharges slower than a battery with low specific energy density. We believe that, as our battery materials improve and the market realizes the benefits of our rapid charge/discharge “contrarian strategy”, as well as the benefits of using environmentally friendly nano titanate spinal, our battery materials could become competitive in markets presently dominated by lithium ion batteries; however, because of the importance presently placed on specific energy density in such markets, we expect that our best short-term opportunities do not lie in this area.

Further, another aspect of our development focus is on product life, initially cycle life, then charge retention and calendar life. In cycle life, each charge/discharge cycle tends to cause a loss of capacity. Controlling this rate of capacity loss is essential to producing batteries that have 3,000 to 5,000 cycle life, important for electric vehicles and hybrid-electric vehicles. Charge retention life describes how fast a charged lithium ion battery loses its charge in storage. Calendar life describes how quickly lithium ion batteries lose their charge over time, whether in use or in storage.

 In April 2005, we signed a partnering agreement with Advanced Battery Technologies, Inc. (“ABAT”), a U.S. and Chinese-owned company, for the development of lithium polymer batteries in China. The agreement covers the incorporation of our battery electrode nanomaterials into ABAT's existing polymer battery product lines on a testing and development basis. It specifically focuses on development of high power, lithium polymer batteries for use in electric vehicles where long life cycles and fast charge times are desirable. We have provided ABAT with sample nanomaterials for their use in design and development of the batteries. ABAT’s phase I testing of batteries using our battery electrodes showed that the nano-structured electrode materials are performing as anticipated and have significantly improved recharging capability. We received an order for and have shipped 2,200 pounds of lithium titanate spinel electrode nanomaterials to ABAT for use in their development program for polymer lithium ion batteries for electric vehicles. These materials are intended for use in the construction of developmental polymer lithium ion batteries designated to power one electric bus and one electric sedan. We expect road testing of the batteries in these vehicles late in the fourth quarter of 2005.

We have significantly expanded our battery initiative projects by adding thirteen highly qualified, advanced battery scientists, engineers, manufacturing and marketing specialists, several of whom will be located at a new facility in central Indiana. At both this and our Reno facility, we plan to install manufacturing equipment for the production of prototype lithium ion cells, batteries and battery packs in sufficient quantities to demonstrate end-user products in power tools, automobiles, trucks and buses.

Hydrogen Generation

In November 2004, we entered into an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a $3,000,000 grant awarded to them by the U.S. Department of Energy (“DOE”) for joint research activities related to solar hydrogen production at a refilling station under development in Las Vegas. The agreement, which is effective through December 31, 2005, provides for payments to Altair of $400,000 for research and development work utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. On November 1, 2005, we announced that we will receive $750,000 under a Phase III grant award from the DOE for collaborative research and development work beginning October 1, 2005 and continuing through December 2006.

Life Sciences Division

RenaZorb™ Products

In January 2005, we signed a licensing agreement with Spectrum which grants them exclusive worldwide rights to develop, market and sell RenaZorb™. We have supplied Spectrum with test quantities of RenaZorb™ in order to conduct in-life animal testing. The tests were completed in September 2005 and, although we have been informed orally that the results were positive, we have not yet received a copy of the test results and Altair has not received the milestone payment of 100,000 shares of Spectrum Pharmaceuticals, Inc. stock. Altair and Spectrum entered the early stages of a dispute resolution process as required by our license agreement. This process may delay the product development process and our receipt of our next milestone payment.

Renalan Products

We are conducting third-party discussions toward the potential licensing of Renalan (similar chemistry to RenaZorb™) for use in companion animal applications, primarily dogs and cats with chronic renal disease. Renalan, as a phosphate binder, has the potential to alleviate hyperphosphatemia, a condition associated with chronic renal disease in companion animals.

Other Developments

The remediation work on the Tennessee mineral properties has been substantially completed. Certain re-vegetation measures, the planting of small trees, cannot be completed until late winter 2006. Once completed, the applicable regulatory authorities will review and, if acceptable, approve completion of remediation work and a multi-year monitoring plan.

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash and short-term investments increased from $7,357,843 at December 31, 2004 to $26,878,833 at September 30, 2005 due primarily to the sale of 5,000,000 common shares on February 14, 2005, which provided net proceeds of $19.2 million, and the exercise of stock options and warrants which provided $6.1 million. We intend to use these funds for working capital, capital expenditures, research and development activities and the possible acquisition of other technologies.

Our average net cash outflow increased from $530,000 per month during the calendar year 2004 to $650,000 per month for the nine months ended September 30, 2005 due primarily to an increase in employees, increased expenses for patent work, an increase in internal R&D projects, capital asset expenditures, and compliance with the Sarbanes-Oxley Act. Our monthly cash outflow is expected to increase during the fourth quarter of 2005, primarily as the result of hiring additional employees and increasing capital expenditures.

During the remainder of 2005, we expect to generate revenues from licensing, product sales, commercial collaborations, contracts and grants by utilizing our nanomaterials and titanium dioxide pigment technology. We currently have four contracts in place that are expected to generate revenues during the fourth quarter of 2005. These are:

•	a contract with Western Oil Sands, Inc. for a testing program related to the production of titanium dioxide pigment and pigment-related products from oil sands.
•	a contract with Western Michigan University to develop nanosensors for the detection of chemical, biological and radiological agents.
•
an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a grant awarded to them by the U.S. Department of Energy for joint research activities related to solar hydrogen production.

•	a contract with NSF for Phase II work on the development of advanced battery materials which began October 1, 2005.

We had anticipated receiving a milestone payment from Spectrum Pharmaceuticals, Inc. in the form of 100,000 shares of common stock during the fourth quarter of 2005. As explained above, receipt of this payment during 2005 now appears questionable.

At November 4, 2005, we had 58,990,252 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 1,826,490 shares of common stock and options to purchase up to 2,556,200 shares of common stock.

Capital Commitments

We intend to purchase equipment for both our Reno, Nevada and Anderson, Indiana facilities for use in the development of advanced battery materials and production of prototype batteries and battery packs. We expect to spend approximately $2 million for this equipment and related facility upgrades through June 30, 2006.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2005:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$3,000,000	$600,000	$1,200,000	$1,200,000	$-
Interest on notes payable	525,000	105,000	294,000	126,000	-
Mineral Leases*	126,251	96,851	21,550	7,850	-
Contractual Service Agreements	169,991	144,991	25,000	-	-
Facilities Leases	210,872	12,000	198,872	-	-
Unfulfilled Purchase Orders	282,642	282,642	-	-	-
Total Contractual Obligations	$4,314,756	$1,241,484	$1,739,422	$1,333,850	$-

* Although we expect to terminate all mineral leases as soon as is practicable, the obligations are included here because they are not yet terminated.

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

•
Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with those assets, and a building. At September 30, 2005, the carrying value of these assets was approximately $7,337,000, or 20% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

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

•
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.  During the nine months ended September 30, 2005, our revenues were derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract or grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The net loss for the quarter ended September 30, 2005, which was the third quarter of our 2005 fiscal year, totaled $2,176,826 ($.04 per share) compared to a net loss of $1,440,324 ($.03 per share) in the third quarter of 2004.

Total revenues for the three months ended September 30, 2005 were $585,405 compared to $346,907 for the same period of 2004. Revenues from contracts and grants increased by $46,856, from $202,576 in the quarter ended September 30, 2004 to $249,432 in the same quarter of 2005. Revenues were generated under three contracts to (1) provide research, under a contract with Western Michigan University, involving a technology used in the detection of chemical, biological and radiological agents, (2) provide research for the University of Nevada, Las Vegas Research Foundation utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, and (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications under a contract with the National Science Foundation. At September 30, 2005, our backlog of work under existing contracts was approximately $635,000.

Revenues from commercial collaborations increased by $186,876, from $140,603 in the third quarter of 2004 to $327,479 in the third quarter of 2005. The increase is due to additional revenues from the Western Oil Sands project resulting from billings for the design and construction of a pilot separation plant.

Research and development (“R&D”) expenses increased by $769,978, from $520,376 in the third quarter of 2004 to $1,290,354 in the same quarter of 2005. Labor costs increased from approximately $334,000 in the third quarter of 2004 to approximately $419,000 in the same quarter of 2005 due to new employee additions and salary increases. Costs also increased primarily as a result of expenditures on new contract R&D projects, including battery materials and materials for use in solar hydrogen production, increased expenditures for internal R&D and temporary employees hired for R&D projects.

Sales and marketing expenses increased by $192,081, from $46,070 in the third quarter of 2004 to $238,151 in the third quarter of 2005. The increase is due to staff increases and increased business development activities.

General and administrative ("G&A") expenses increased by $173,448, from $973,080 in third quarter of 2004 to $1,146,528 in the third quarter of 2005. Stock option compensation expense, a non-cash item, increased by approximately $285,000, from approximately $(329,000) in the third quarter of 2004 to $(44,000) in the third quarter of 2005, due to an increase in value of stock options repriced in prior years, and consulting fees increased by approximately $317,000 due primarily to costs related to compliance with the Sarbanes-Oxley Act These increases were partially offset by a decrease in investor relations expense of approximately $208,000 as a result of a cutback in our investor relations programs and a decrease in other general and office expenses of approximately $225,000.

Interest income increased by $197,797, from $29,706 in the third quarter of 2004 to $227,503 in the third quarter of 2005 due to the significant increase in cash available for investment that was generated through the sale of common shares and the exercise of warrants and options in early 2005.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

For the nine months ended September 30, 2005, the net loss was $6,341,863 ($.11 per share) compared to a net loss of $5,305,113 ($.11 per share) for the same period of 2004.

Total revenues for the nine months ended September 30, 2005 were $2,115,866 compared to $640,889 for the same period in 2004. Included in revenues was $695,000 representing the initial license fee paid by Spectrum Pharmaceuticals in connection with the license of RenazorbTM. Contract and grant revenues increased by $503,459, from $258,800 in the nine months ended September 30, 2004 to $762,259 in the same period of 2005. The increase is due to increased revenues under the Western Michigan University contract (nanosensor technology) and new agreements with the University of Nevada, Las Vegas Research Foundation (solar hydrogen generation) and the NSF (advanced battery materials). Commercial collaborations revenues increased by $209,002, from $375,518 in the nine months ended September 30, 2004 to $584,520 in the same period of 2005. The increase is due to additional revenues from the Western Oil Sands project resulting from billings for the design and construction of a pilot separation plant. Product sales increased by $67,516, from $6,571 in the nine months ended September 30, 2004 to $74,087 in the same period of 2005, primarily due to increased sales of thermal spray grade powders and sales of NanocheckTM.

R&D expenses increased by $1,307,800, from $1,508,231 in the nine months ended September 30, 2004 to $2,816,031 in the same period of 2005. Labor costs increased from approximately $784,000 in the nine months ended September 30, 2004 to approximately $1,066,000 in the same period of 2005 due to new employee additions and salary increases. Costs also increased primarily as a result of expenditures on new contract R&D projects, including battery materials and materials for use in solar hydrogen production, increased expenditures for internal R&D and temporary employees hired for R&D projects.

Sales and marketing expenses increased by $913,473, from $245,786 in the nine months ended September 30, 2004 to $1,159,259 in the same period of 2005. The increase is due to payment of a $500,000 fee to RBC Capital Markets in connection with the RenaZorbTM licensing agreement, increased payroll expense resulting from additional staff and increased business development activities.

G&A expenses increased by $618,166, from $3,449,495 in the nine months ended September 30, 2004 to $4,067,661 in the same period of 2005. Stock option compensation expense, a non-cash item, increased by approximately $840,000, from approximately $(407,000) in the nine months ended September 30, 2004 to approximately $433,000 in the same period of 2005 due to an increase in value of stock options repriced in prior years. Legal expense increased by approximately $372,000, from approximately $404,000 in the nine months ended September 30, 2004 to approximately $776,000 in the same period of 2005 due to increased patent attorney fees paid in connection with patent work and increased attorney fees in connection with regulatory work. In addition, consulting fees increased by approximately $570,000 due primarily to costs related to compliance with the Sarbanes-Oxley Act. These increases were partially offset by decreases in certain expenses. Investor relations expense decreased by approximately $671,000 as a result of a cutback in our investor relations programs and general consulting decreased by approximately $209,000. In addition, facilities overhead costs transferred from G&A to R&D increased by approximately $100,000 and audit fees decreased by approximately $53,000.

Interest income increased by $442,082, from $73,080 in the nine months ended September 30, 2004 to $515,162 in the same period of 2005 due to the significant increase in cash available for investment that was generated through the sale of common shares and the exercise of warrants and options in early 2005.

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

We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $6,904,955 in 2004 and $6,703,709 in the nine months ended September 30, 2005. We will continue to experience a net operating loss at least until the applications of our nanomaterials and titanium dioxide pigment technology begin generating revenues in excess of our operating expenses. Even if any or all applications of the nanomaterials and titanium dioxide pigment technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

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

As of November 4, 2005, there were outstanding warrants to purchase up to 1,826,490 shares of common stock and options to purchase up to 2,556,200 shares of common stock.  The existence of such warrants and options, and any additional warrants and options we issue in the future, may hinder future equity offerings, and the exercise of such warrants and options may further dilute the interests of all shareholders. The shares of common stock issuable upon the exercise of many of our outstanding warrants are subject to resale registration statements, and all of our options are subject to a registration statement on Form S-8. Accordingly, future resale of the shares of common stock issuable on the exercise of such warrants and options in most cases occurs immediately after exercise and may have an adverse effect on the prevailing market price of the shares of common stock.

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

We are still testing and developing our AltairnanoTM Lithium Titanate Spinel nanomaterial technology, which has potential applications in rechargeable batteries. Although we have entered a partnering agreement with Advanced Battery Technologies, Inc. (“ABAT”) for the development of lithium polymer batteries in China and have supplied them with nanomaterials for their use in design and development of the batteries, the project is in the early stages and substantial design, development and testing work remains to be done. Even if ABAT or other potential partners are successful in producing battery products with our nanomaterial technology:

•	batteries utilizing the technology may not exhibit expected charge rates, discharge rates or durability run time or other features when used in real world applications;
•
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

We plan to use the nanomaterials and titanium dioxide pigment technology to produce titanium dioxide nanoparticles for various applications. Titanium dioxide nanoparticles and other products we intend to initially produce with the nanomaterials and titanium dioxide pigment technology generally must be customized for a specific application working in cooperation with the end-user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide pigment technology and nanomaterials and titanium dioxide pigment equipment for various reasons, including the following:

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

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis. Our actual costs of production, or those of our licensees, may exceed those of competitors. Even if our costs of production are lower, competitors may be able to sell titanium dioxide and other products at a lower price than is economical for us or our licensees.

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

As of November 4, 2005, we had $25.2 million in cash and short-term investments, an amount which we believe will be sufficient to fund our ongoing operations for approximately three to four years at current expenditure levels. However, we may use our existing capital sooner than projected in connection with an acquisition or joint venture transaction, litigation or other unplanned event. We may also use more capital than projected as we expand our research, development and marketing efforts. Unless we experience a significant increase in revenue, we will need to raise additional capital in the future in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products have been commercialized, produce and market such products.

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

We are dependent on key personnel.

Our continued success will depend to a significant extent on the services of Dr. Alan J. Gotcher, our Chief Executive Officer and President, Douglas Ellsworth, our Senior Vice President Edward Dickinson, our Chief Financial Officer, and Bruce Sabacky, our Vice President of Research and Engineering. The loss or unavailability of any or all of these individuals could have a material adverse effect on our business and the market price of our shares of common stock. We do not carry key man insurance on the lives of any of our personnel.

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

            In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the Nasdaq Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts   Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan.   In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance may divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements. In connection with this, effective January 1, 2005, we implemented a new financial software system and, through September 2005, have implemented attendant operating controls that substantially enhance the controls over the processing, recording and reporting of financial transactions. Testing of our key internal controls has commenced and will be updated as required in the fourth quarter of 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, the Company filed a Complaint against Rudi E. Moerck, former President and a director of the Company, alleging breach of his Employee Confidential Information and Inventions Agreement (the “Information Agreement”) and seeking declaratory relief, injunctive relief and damages. Specifically, the Company requested that Mr. Moerck be ordered to assign his rights in certain patent applications to the Company, return all Company proprietary information in his possession to the Company and to delete/destroy Mr. Moerck’s copies of all such information. Mr. Moerck filed a timely Answer to the Complaint. Subsequently, Mr. Moerck executed and delivered the requested patent application assignments. As of October 4, 2005, the Company executed a settlement agreement with Mr. Moerck, which the Company believes will fully preserve and protect the Company’s interests in its proprietary information. Prior to the execution of the Settlement Agreement, Mr. Moerck provided the Company with several Offers of Judgment against him in this case. Effectiveness of the settlement agreement is conditioned upon the occurrence of certain events and, accordingly, there is a possibility that the matter will be re-opened in the future.

Please refer to the discussion in PART II, Item 1. of the Company's Form 10-Q for the quarter ended June 30, 2005 regarding Louis Schnur v. Al Moore, Altair Nanotechnologies, Inc. and Does 1 through 10.  On October 13, 2005 the Company filed a counterclaim (the "Company's Counterclaim) against Mr. Schnur for declaratory relief, asking the Court to issue a declaration that: (1)  Altair did not improperly disclose material, non-public information in violation of any statute; (2)  Altair did not breach its fiduciary duties to its shareholders; and (3)  Altair had no duty or ability to prevent an individual from purchasing Altair common stock from an individual shareholder.  Mr. Schnur timely filed an Answer to the Company's Counterclaim on November 2, 2005 and the Company's Counterclaim is now pending.

Item 6. Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

Date: November 14, 2005	By:	/s/ Alan J. Gotcher

Alan J. Gotcher, Chief Executive Officer

Date: November 14, 2005	By:	/s/ Edward H. Dickinson

Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005
10.1	Lease (Indiana Office) with Flagship Enterprise Center	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith