Form 10-Q
period 2006-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2006-05-10
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    YES [  ]   NO [X]

As of May 3, 2006 the registrant had 59,403,018 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,133,678	$2,264,418
Investment in available for sale securities	17,028,676	20,789,656
Accounts receivable	692,664	602,168
Prepaid expenses and other current assets	346,868	254,067
Total current assets	19,201,886	23,910,309

Investment in Available for Sale Securities	469,000	423,000

Property, Plant and Equipment, net	9,119,988	8,169,445

Patents, net	868,859	890,062

Other Assets	21,261	71,200

Total Assets	$29,680,994	$33,464,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$919,653	$808,905
Accrued salaries and benefits	899,596	709,349
Accrued liabilities	436,518	309,289
Note payable, current portion	600,000	600,000
Total current liabilities	2,855,767	2,427,543

Note Payable, Long-Term Portion	1,800,000	2,400,000

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
59,380,019 and 59,316,519 shares issued and
outstanding at March 31, 2006 and December 31, 2005	92,117,327	92,126,714
Additional paid in capital	746,869	-
Accumulated deficit	(67,712,969)	(63,152,905)
Deferred compensation expense	-	(165,336)
Accumulated other comprehensive loss	(126,000)	(172,000)

Total Stockholders' Equity	25,025,227	28,636,473

Total Liabilities and Stockholders' Equity	$29,680,994	$33,464,016

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
License fees	$-	$695,000
Product sales	8,018	23,108
Commercial collaborations	330,270	96,266
Contracts and grants	207,008	213,206
Total revenues	545,296	1,027,580
Operating Expenses
Cost of product sales	1,266	3,546
Research and development	1,948,387	781,535
Sales and marketing	393,161	730,438
General and administrative	2,611,304	1,565,435
Depreciation and amortization	316,871	244,630
Total operating expenses	5,270,989	3,325,584
Loss from Operations	(4,725,693)	(2,298,004)
Other Income (Expense)
Interest expense	(45,500)	(50,700)
Interest income	211,303	103,276
Loss on foreign exchange	(174)	(531)
Total other income, net	165,629	52,045

Net Loss	$(4,560,064)	$(2,245,959)

Loss per common share - Basic and diluted	$(0.08)	$(0.04)

Weighted average shares - Basic and diluted	59,222,352	54,237,653

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

						Accumulated
						Other
					Deferred	Compre-
			Additional		Compen-	hensive
	Common Stock		Paid In	Accumulated	sation	Income
	Shares	Amount	Capital	Deficit	Expense	(Loss)	Total

BALANCE, JANUARY 1, 2006	59,316,519	$92,126,714	$-	$(63,152,905)	$(165,336)	$(172,000)	$28,636,473

Comprehensive loss:
Net loss	-	-	-	(4,560,064)	-	-	(4,560,064)
Other comprehensive income,
net of taxes of $0	-	-	-	-	-	46,000	46,000
Comprehensive loss:	-	-	-	-	-	-	(4,514,064)
Share-based compensation	-	101,974	746,869	-	-	-	848,843
Exercise of stock options	27,500	53,975	-	-	-	-	53,975
Issuance of restricted stock	36,000	-	-	-	-	-	-
Elimination of deferred
compensation expense	-	(165,336)	-	-	165,336	-	-

BALANCE, MARCH 31, 2006	59,380,019	$92,117,327	$746,869	$(67,712,969)	$-	$(126,000)	$25,025,227

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,560,064)	$(2,245,959)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	316,871	244,630
Variable accounting on stock options	-	648,339
Securities received in payment of license fees	-	(595,000)
Amortization of discount on note payable	-	50,700
Share-based compensation	848,843	-
Loss on disposal of fixed assets	21,100	-
Changes in operating assets and liabilities:
Accounts receivable, net	(90,496)	206,498
Prepaid expenses and other current assets	(92,801)	97,274
Other assets	49,939	-
Trade accounts payable	(12,953)	193,098
Accrued salaries and benefits	190,247	138,800
Accrued liabilities	127,229	594,711

Net cash used in operating activities	(3,202,085)	(666,909)

Cash flows from investing activities:
Sale of available for sale securities	3,760,980	-
Purchase of property and equipment	(1,143,610)	(264,710)

Net cash provided (used) by investing activities	2,617,370	(264,710)

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from financing activities:
Issuance of common shares for cash, net of
issuance costs	$-	$19,320,400
Proceeds from exercise of stock options	53,975	1,625,990
Proceeds from exercise of warrants	-	4,259,672
Payment of notes payable	(600,000)	-

Net cash (used) provided by financing activities	(546,025)	25,206,062

Net (decrease) increase in cash and cash equivalents	(1,130,740)	24,274,443

Cash and cash equivalents, beginning of period	2,264,418	7,357,843

Cash and cash equivalents, end of period	$1,133,678	$31,632,286

Supplemental disclosures:
Cash paid for interest	$105,000	None

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the three months ended March 31, 2006:
- We issued 36,000 shares of restricted stock to employees having a fair value of approximately $122,400 for which no cash will be received.
- We made property and equipment purchases of $123,701 which are included in trade accounts payable at March 31, 2006.
- We had an unrealized gain on available for sale securities of $46,000.

For the three months ended March 31, 2005:
- None
(concluded)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Preparation of Consolidated Financial Statements

These unaudited interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments which are highly liquid, have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments which do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. At March 31, 2006 and December 31, 2005, we had cash deposits of approximately $0.9 million and $1.9 million, respectively, in excess of FDIC insurance limits.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities. The components of comprehensive loss for the three-month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31, 2006
	2006	2005
Net loss	$4,560,064	$2,245,959
Unrealized gain on investment in available
for sale securities, net of taxes of $0	(46,000)	-

Comprehensive loss	$4,514,064	$2,245,959

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

Net Loss Per Common Share - Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

Recent Accounting Pronouncements - On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We are currently evaluating the available transition alternatives of FSP 123R-3. We do not believe the adoption of this FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.

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

Investment in available for sale securities (long-term) consists of 100,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005. Although the shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely. The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb. On receipt, the shares were recorded at their market value of $595,000 as measured by their closing price on the Nasdaq Capital Market. At March 31, 2006, their fair value was approximately $469,000, representing an unrealized holding loss of approximately $126,000. We evaluated this investment to determine if there is an other than temporary impairment at March 31, 2006. Our evaluation took into consideration published investment analysis, a recent substantial increase in institutional ownership of the investee’s common stock and other factors. Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at March 31, 2006.

Note 4. Notes Payable

	March 31, 2006	December 31, 2005
Note payable to BHP Minerals
International, Inc.	$2,400,000	$3,000,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,800,000	$2,400,000

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

Note 5. Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets over their useful lives. The amortized patents balances as of March 31, 2006 and 2005 were:

	March 31,
	2006	2005
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(648,877)	(564,063)
Total patents and patent applications	$868,859	$953,673

The weighted average amortization period for patents is approximately 16.5 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, was $21,203 and $21,204 for the three months ended March 31, 2006 and 2005, respectively. For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year. Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6. Share-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, that provides for the granting of options and restricted shares to employees, officers, directors and other service providers of the Company. Options granted under the plan generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five- or ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. The total number of shares authorized to be granted under the plan is 3,000,000. Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 2,260,200 are outstanding unexercised at March 31, 2006.

Effective January 1, 2006, we implemented the provisions of SFAS 123R. Under the provisions of SFAS 123R, we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). We have made the transition to SFAS 123R using the modified prospective method. Under the modified prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered.  The compensation cost relating to unvested awards at January 1, 2006 is based on the grant-date fair value of those awards. Under this method of implementation, no restatement of prior periods has been made.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the quarter ended March 31, 2006 related to stock options and restricted stock was $848,843. This amount includes $180,413 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the quarter ended March 31, 2006.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months Ended
March 31, 2006
Dividend yield	None
Expected volatility	93%
Risk-free interest rate	4.7%
Expected life (years)	4.67

A summary of the changes in stock options outstanding under our equity-based compensation plans during the quarter ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	2,533,200	$2.69	4.8	$810,650
Granted	1,050,131	3.38
Exercised	(27,500)	1.24
Canceled/Expired	(34,000)	2.15

Outstanding at March 31, 2006	3,521,831	$3.02	6.2	$3,148,268

Exercisable at March 31, 2006	2,341,706	$3.06	3.6	$2,380,303

The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $2.33. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $63,325.

A summary of the status of nonvested shares at March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	793,875	$1.87
Granted	1,050,131	2.33
Vested	(657,881)	2.41
Canceled/Expired	(6,000)	1.96

Non-vested shares at March 31, 2006	1,180,125	$1.98

As of March 31, 2006, there was $1,641,790 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $1,582,880. Cash received from stock option exercises was $53,975 during the quarter ended March 31, 2006.

Restricted Stock

The 2005 Stock Incentive Plan provides for the granting of other incentive awards in addition to stock options. During the quarter ended March 31, 2006, the Board of Directors granted 36,000 shares of restricted stock under the plan with a weighted average fair value of $3.39 per share. The shares vest over a three-year period and are subject to the employee’s continued service to the Company. Prior to the implementation of SFAS 123R, we recorded the issuance of restricted stock with an offsetting entry to a contra-equity account and amortized the balance over the vesting period. Effective January 1, 2006, we changed our accounting method to comply with SFAS 123R and eliminated the contra-equity account. Compensation cost for restricted stock is now recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the quarter ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	96,500	$2.82
Granted	36,000	3.39
Vested	-
Canceled/Expired	-

Non-vested shares at March 31, 2006	132,500	$2.98

As of March 31, 2006, we had $164,523 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period of 1.8 years.

Pro Forma Information for Periods Prior to 2006

In periods prior to the fiscal year ending December 31, 2006, we followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”). The following table illustrates the effect on net income and earnings per share for the quarter ended March 31, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

Three Months
Ended
March 31, 2005
Net loss (basic and diluted) as reported	$2,245,959
Deduct: stock-based employee compensation expense included in
reported net loss, net of income taxes of $0	(648,339)
Add: total stock-based employee compensation expense determined
under fair value based method for all awards, net of income taxes of $0	347,036
Pro forma net loss applicable to shareholders	$1,944,656

Loss per common share (basic and diluted):
As reported	$0.04
Pro forma	$0.04

In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months
Ended
March 31, 2005
Dividend yield	None
Expected volatility	103%
Risk-free interest rate	3.86%
Expected life (years)	2.83

Note 7. Related Party Transactions

On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a director of the Company. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. During the quarter ended March 31, 2006, we paid ATG $7,600 in connection with our National Science Foundation Phase II grant application and we accrued $18,200 for certain consulting services.

Note 8. Business Segment Information

Management views the Company as operating in three business segments: Performance Materials, Advanced Materials and Power Systems (“AMPS”) and Life Sciences. Reportable segment data reconciled to the consolidated financial statements as of and for the three-month periods ended March 31, 2006 and March 31, 2005 is as follows:

		(Income)	Depreciation
		Loss From	and
Three Months Ended	Net Sales	Operations	Amortization	Assets
March 31, 2006:
Performance Materials	$434,370	$928,893	$254,048	$5,691,822
AMPS	110,926	887,838	32,814	2,436,236
Life Sciences	-	136,527	2,353	598,727
Corporate and other	-	3,317,731	27,656	20,954,209

Consolidated Total	$545,296	$5,270,989	$316,871	$29,680,994

March 31, 2005:
Performance Materials	$299,247	$994,179	$220,897	$4,992,143
AMPS	33,333	96,550	-	33,333
Life Sciences	695,000	(604,491)	2,690	706,739
Corporate and other	-	1,811,766	21,043	34,402,557

Consolidated Total	$1,027,580	$2,298,004	$244,630	$40,134,772

In the table above, corporate and other expense in the (Income) Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended March 31, 2006, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2006 and the balance of their accounts receivable at March 31, 2006 were as follows:

	Sales - 3 Months Ended	Accounts Receivable at
Customer	March 31, 2006	March 31, 2006
Performance Materials Division:
Western Oil Sands	$279,630	$253,111
UNLV Research Foundation	$80,806	$53,850

AMPS Division:
National Science Foundation	$81,406	$85,489

For the three months ended March 31, 2005, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2005 and the balance of their accounts receivable at March 31, 2005 were as follows:

	Sales - 3 Months Ended	Accounts Receivable at
Customer	March 31, 2005	March 31, 2005
Performance Materials Division:
Western Michigan University	$109,709	$30,938

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$695,000	$-

Revenues for the three-month periods ended March 31, 2006 and 2005 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	March 31, 2006	March 31, 2005

United States	$212,614	$931,893
Canada	282,802	95,381
Other foreign countries	49,880	305
Total	$545,296	$1,027,580

(a) Revenues are attributed to countries based on location of customer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2005 and March 31, 2006 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2006 and March 31, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

We are a Canadian company, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into three divisions, a Performance Materials Division, an Advanced Materials and Power Systems Division and a Life Sciences Division. Our research, development, production and marketing efforts are currently directed toward six market applications that utilize our proprietary technologies:

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

o
The testing of Renalan, a development-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in companion animals suffering from chronic renal disease.

•	Chemical Delivery Products
o
The research and development of TiNano Spheres, which are rigid, hollow, porous, high surface area ceramic micro structures that are derived from Altair’s proprietary process technology for the delivery of chemicals, drugs and biocides.

•	Biocompatible Materials
o	The research and development of nanomaterials for use in various products for dental implants, dental fillings and dental products, as well as biocompatible coatings on implants.

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

General Outlook

We have generated net losses in each fiscal year since incorporation. In fiscal 2005, revenues from product sales, commercial collaborations and contracts and grants increased significantly, but operating expenses also increased as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts. Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our advanced battery materials to be a source of such higher-margin revenues. Consequently, during 2005, we greatly expanded the scope of our battery initiative by (1) hiring thirteen highly qualified advanced battery scientists, engineers, manufacturing and marketing specialists, (2) leasing office, laboratory and production space in Indiana, and (3) acquiring test and production equipment.  During 2006, we will continue to make substantial battery initiative expenditures for the acquisition of equipment and production of batteries, battery cells and battery packs for test and development.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long term success prospects include the following:

•
We must continue the development work on our advanced battery materials, produce sufficient quantities of batteries and battery cells for test purposes, obtain satisfactory test results and successfully market the materials. Toward that end, we have hired additional employees, are constructing test and production facilities and are purchasing equipment. Our intent is to initially market our battery materials to the automotive, power tool, stationary power and military specialty battery industries where we must be able to demonstrate to prospective customers that our lithium battery materials offer significant advantages over existing technologies.

•
Spectrum must begin the testing and application processes necessary to receive FDA approval of our RenaZorb product. Animal testing of RenaZorb was completed in September 2005 and, although we have been informed that the results were positive and we have received a copy of the test results, Altair has not received the milestone payment of 100,000 shares of Spectrum Pharmaceuticals, Inc. stock called for in the agreement. Altair and Spectrum entered the early stages of an arbitration dispute resolution process as required by our license agreement. This process will likely delay the product development process and our receipt of our next milestone payment.

•
Licensing and product purchase commitments for our Nanocheck swimming pool product are currently under discussion. Successful completion of potential license agreement(s) and product purchase commitments are essential for the commercialization of the Nanocheck product, which could bring manufacturing and licensing revenue during 2006.

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

Recent Business Developments

Advanced Materials and Power Systems Division

On March 7, 2006, we entered into a four-year joint development agreement with Electro Energy, Inc. (“Electro Energy”) for the design, manufacture and marketing of high power lithium ion batteries and battery systems. Under the terms of the agreement, Altair and Electro Energy plan to jointly develop a new generation of rechargeable batteries based on our advanced nano-structured electrode materials and Electro Energy's bipolar cell design. Target markets will initially be portable devices, including hand-held power tool applications. We believe that the combined technologies will create a range of new lithium ion batteries that are expected to enable hand-held power tool manufacturers to deliver end user products with improved functionality and cost performance. If the companies are successful in developing these new lithium ion battery products, power tools using these batteries are expected to weigh less, recharge in minutes versus hours, and have a significantly improved cycle life.

On March 8, 2006, we entered into a two-year joint development agreement with Boshart Engineering (“Boshart”) for the design and engineering of a full-speed electric vehicle (EV) to be powered by an Altair rechargeable advanced lithium ion battery system. Under the terms of the agreement, Altair and Boshart plan to jointly develop a prototype EV utilizing Altair's battery technology and Boshart's engineering, conversion and vehicle testing services. The Altair-Boshart EV program is expected to include long distance drives at conventional highway speeds, testing the EV's endurance in high altitudes and extreme weather conditions. Road testing of the EV is expected to begin by the fourth quarter of 2006.

Performance Materials Division

Thermal Spray Grade Powders

On March 27, 2006 we entered into a supply and distribution agreement with Sulzer Metco, a publicly-traded Swiss company involved in the design, manufacture and supply of thermal spray materials, equipment and integrated system solutions for the industrial market. Under the terms of the agreement, the companies plan to jointly select and manage the commercialization of licensed products comprising or incorporating Altair nano-structured titanium dioxide and nano-structured yttria stabilized zirconium oxide. The parties will also develop a five-year marketing and distribution plan outlining projected purchase quantities, pricing, and marketing plans for the products. When an Altair nano-structured powder is designated to be supplied under the agreement, Sulzer Metco has the right to be the exclusive distributor of that product in the spray coating field assuming that certain purchase and other commitments are met.

Life Sciences Division

We entered into a collaborative research, license and commercialization agreement with the Elanco Animal Health Division of Eli Lilly and Company (“Elanco”) on May 2, 2006. Under the terms of the agreement, Elanco has exclusive rights to develop animal health products using our nanotechnology-based products. Payments may be made to us as predefined development and testing milestones are met, including submission to the FDA, FDA approval, market introduction and product sales. The agreement gives Altair specific rights with respect to the manufacture of products for Elanco.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt. We do not presently have any plans to pursue additional debt or equity financing during 2006 but may do so if deemed necessary or appropriate in light of market conditions and business needs. We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all. We have a single note payable in the principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair. The first principal payment of $600,000 plus accrued interest was due and paid on February 8, 2006, and future payments are due annually on February 8, 2007 through 2010.

Our cash and short-term investments decreased by $4,891,720, from $23,054,074 at December 31, 2005 to $18,162,354 at March 31, 2006, due primarily to the incurrence of operating expenses (approximately $3,200,000) purchases of property and equipment (approximately $1,200,000) and payment of notes payable ($600,000).

During the quarter ended March 31, 2006, our cash used in operations was $3,202,085. Unusual or infrequently occurring payments made during the first quarter of 2006 included approximately $400,000 of facility repair costs associated with a flood at our Reno, Nevada headquarters and annual employee bonus payments of $418,000. The amount of cash we use in operations is dependent on the amount and mix of revenues we generate. In the first quarter of 2006, revenues were $545,296, which included $8,018 of product sales. Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time. We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At May 3, 2006, we had 59,403,018 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 1,318,556 shares of common stock and options to purchase up to 3,503,832 shares of common stock.

Capital Commitments
We intend to purchase equipment for both our Reno, Nevada and Anderson, Indiana facilities for use in the development of advanced battery materials and production of prototype batteries and battery packs. We expect to spend approximately $800,000 for this equipment and related facility upgrades during the quarter ended June 30, 2006.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2006:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$2,400,000	$600,000	$1,200,000	$600,000	$-
Interest on Notes Payable	420,000	168,000	210,000	42,000	-
Contractual Service Agreements	739,767	739,767	-	-	-
Facilities and Property Leases	277,404	109,742	167,662	-	-
Unfulfilled Purchase Orders	1,224,947	1,224,947	-	-	-
Total Contractual Obligations	$5,062,118	$2,842,456	$1,577,662	$642,000	$-

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2006.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, stock-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•
Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At March 31, 2006, the carrying value of these assets was $9,664,740, or 33% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation. We have a stock incentive plan which provides for the issuance of common stock options to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 6 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

•
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Historically, our revenues have been derived from four sources: license fees, commercial collaborations, contract research and development and product sales.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

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

•
Deferred Income Taxes. Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of March 31, 2006.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 31, 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The net loss for the quarter ended March 31, 2006, which was the first quarter of our 2006 fiscal year, totaled $4,560,064 ($.08 per share) compared to a net loss of $2,245,959 ($.04 per share) in the first quarter of 2005.

Total revenues for the three months ended March 31, 2006 were $545,296 compared to $1,027,580 for the same period of 2005. During the first quarter of 2005, we recorded $695,000 of license fee revenue in connection with the license of Renazorb to Spectrum Pharmaceuticals, Inc. There were no comparable license fee revenues in the first quarter of 2006.

Revenues from commercial collaborations increased by $234,004, from $96,266 in the first quarter of 2005, to $330,270 in the first quarter of 2006. Revenues from Western Oil Sands increased by approximately $184,000 due to the expanded scope of the project. In addition, we invoiced $50,000 to Avireco in connection with an agreement to test ore samples using our pigment processing technology.

 Research and development (“R&D”) expenses increased by $1,166,852, from $781,535 in the first quarter of 2005 to $1,948,387 in the same quarter of 2006. Labor and overhead costs increased by approximately $462,000 due to the addition of 22 new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative increased by approximately $603,000, and other R&D operations increased by approximately $102,000.

Sales and marketing expenses decreased by $337,277, from $730,438 in the first quarter of 2005 to $393,161 in the first quarter of 2006. In the first quarter of 2005, we paid a $500,000 fee to RBC Capital Markets in connection with the Renazorb licensing agreement; no comparable fees were paid in 2006. Expenses otherwise increased due to the addition of five new employees.

General and administrative expenses increased by $1,045,869, from $1,565,435 in first quarter of 2005 to $2,611,304 in the first quarter of 2006. We incurred approximately $400,000 of expenses associated with a flood at our headquarters in Reno, Nevada in January 2006. Legal fees increased by approximately $173,000 due to an increase in patent work and general corporate matters. Share-based compensation expense, a non-cash item, increased by approximately $201,000, primarily as a result of implementing SFAS 123R as of January 1, 2006. Employee additions had the effect of increasing expense by approximately $91,000, and general corporate expenses increased by a net amount of approximately $180,000.

Interest income increased by $108,027, from $103,276 in the first quarter of 2005 to $211,303 in the first quarter of 2006 due to the significant increase in cash available for investment that was generated through the sale of common shares in February 2005, the exercise of warrants and options in early 2005 and a higher rate of return on invested cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), except as follows: In the Form 10-K, certain of the Risk Factors identified risks associated with a particular agreement or project, such as our license of Renazorb to Spectrum Pharmaceuticals, our development agreement with Advanced Battery Materials or our license agreement with Western Oil Sands. As we enter into additional license, supply and collaboration agreements with our business partners, and as we achieve greater diversity in our product platform and the identity and type of our business partners, we believe that it is more appropriate to identify risks associated with a type of project or type of relationship, rather than on a project-by-project basis. Accordingly, the Risk Factors set forth in this Report do not include the project-specific risk factors identified above, but include additional Risk Factors captioned as follows:

•	Because our products are generally components of end products, the viability of many or our products is tied to the success of third parties’ existing and potential end products.

•	The commercialization of many of our technologies is dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

•	We will not generate substantial revenues from our life science products unless proposed products receive FDA approval and achieve substantial market penetration.

•	As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.

We have also included immaterial edits and updates to other Risk Factors.

Risk Factors

We may continue to experience significant losses from operations.

We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $10,481,853 in 2005 and $4,725,693 in the three months ended March 31, 2006. We will continue to experience a net operating loss until, and if, the applications of our nanomaterials and titanium dioxide pigment technology begin generating revenues in excess of our operating expenses. Even if any or all applications of the nanomaterials and titanium dioxide pigment technology begin generating significant revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

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

We regard our intellectual property, particularly our proprietary rights in our nanomaterials and titanium dioxide pigment technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nanomaterials and titanium dioxide pigment technology and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	Our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications;
•	The patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
•	Parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

•	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
•	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
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

Because our products are generally components of end products, the viability of many or our products is tied to the success of third parties’ existing and potential end products.

None of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology is designed for direct use by the ultimate end user. Phrased differently, all such products are components of other products. For example, our lithium titanate spinel battery materials and battery design services are designed to improve the performance of lithium ion rechargeable batteries expected to be produced and distributed by third parties. In turn, these batteries will be designed for use in end-user products such as power tools, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life science materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or collapses, the market for our component products would be expected to similarly contract or collapse.

The commercialization of many of our technologies is dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

We do not have the expertise or resources to commercialize all potential applications of our nanomaterials and titanium dioxide pigment technology. For example, we do not have the resources necessary to complete the testing of, and obtain FDA approval for, Renazorb and other potential life sciences products or to construct a commercial facility to use our titanium dioxide pigment production technology. Other potential applications of our technology, such as those related to our lithium titanate spinel battery materials, coating materials and dental materials, are likely to be developed in collaboration with third parties, if at all. With respect to these and substantially all other applications of our technology, the commercialization of a potential application of our technology is dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

•	We may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise;

•
Our commercial partners may not place the same priority on a project as we do, may fail to honor contractual commitments, may not have the level of resources, expertise, market strength or other characteristic necessary for the success of the project, may dedicate only limited resources and/or may abandon a development project for reasons (such as a shift in corporate focus) unrelated to its merits;

•
Our commercial partners may terminate joint testing, development or marketing projects on the merits of the projects for various reasons, including determinations that a project is not feasible, cost-effective or likely to lead to a marketable end product.

•
At various stages in the testing, development, marketing or production process, we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of the project or have other negative consequences.

•	Even if the commercialization and marketing of jointly developed products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

As a result of the actions or omissions of our commercial partners, or our inability to identify and enter into suitable arrangements with qualified commercial partners, we may be unable to commercialize apparently viable products on a timely and cost-effective basis, or at all. Our business is not dependent upon a single application of our technology; however, a failure to commercialize several of our potential products would have a material adverse effect on our business, operations and financial condition.

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

We may not generate substantial revenues from our life science products unless proposed products receive FDA approval and achieve substantial market penetration.

We have entered into development and license agreements with respect to RenaZorb, a potential drug candidate for humans with kidney disease, and other life science products, and expect to enter into additional licensing and/or supply agreements in the future. Most of the potential life sciences applications of our technologies are subject to regulation by the FDA and similar regulatory bodies. In general, license agreements in the life sciences area call for milestone payments as certain milestones related to the development of the products and the obtaining of regulatory approval are met; however, the receipt by the licensor of substantial recurring revenues is generally tied to the receipt of marketing approval from the FDA and the amount of revenue generated from the sale of end products. There are substantial risks associated with the arrangements, including the following:

•
further testing of potential life science products using our technology may indicate that such products are less effective than existing products, unsafe, have significant side effects or are otherwise not viable;

•
the licensee may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; and

•	end products may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by the licensee;

If any of the foregoing risks, or other risks associated with our life science products were to occur, we would not receive substantial, recurring revenue from our life science division, which would adversely affect our overall business, operations and financial conditions.

As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis. We expect, however, that in-house or outsourced manufacturing will become an increasing part of our business in the future. If and as manufacturing becomes a larger part of our business, we will become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

•	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our costs to exceed projections and associated revenues;

•
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities.

•
We may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions, requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could lead to losses (or small gross profits) from that segment of our business and/or significant liabilities, which would adversely effect our business, operations and financial condition.

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

As of May 3, 2006, we had approximately $17.0 million in cash, an amount sufficient to fund our ongoing operations for approximately two years at current working capital expenditure levels. In the last few quarters, however, our recurring expenses have increased significantly, and we have made various significant capital commitments. As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, produce and market such products.

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

Our past and future operations may lead to substantial environmental liability.

Virtually any prior or future use of our nanomaterials and titanium dioxide pigment technology is subject to federal, state and local environmental laws. In addition, we have constructed a pilot plant on, and are in the process of reclaiming mineral property that we leased in Tennessee. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances.

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

As of May 3, 2006, there were outstanding warrants to purchase up to 1,318,556 shares of common stock and options to purchase up to 3,503,832 shares of common stock.  The existence of such warrants and options, and any additional warrants and options we issue in the future, may hinder future equity offerings, and the exercise of such warrants and options may further dilute the interests of all shareholders. The shares of common stock issuable upon the exercise of many of our outstanding warrants are subject to resale registration statements, and all of our options are subject to a registration statement on Form S-8. Accordingly, future resale of the shares of common stock issuable on the exercise of such warrants and options in most cases occurs immediately after exercise and may have an adverse effect on the prevailing market price of the shares of common stock.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the Nasdaq Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.   In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance may divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

Item 6. Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 10, 2006	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

May 10, 2006	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

_______________