Form 10-Q
period 2006-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2006-08-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)
Canada	1-12497	33-1084375
______________________	_____________________	________________
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502
_________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     YES ☐     NO ☒

As of August 1, 2006 the registrant had 59,588,061 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,678,372	$2,264,418
Investment in available for sale securities	12,764,844	20,789,656
Accounts receivable	474,446	602,168
Prepaid expenses and other current assets	392,076	254,067
Total current assets	15,309,738	23,910,309

Investment in Available for Sale Securities	906,124	423,000

Property, Plant and Equipment, net	9,902,278	8,169,445

Patents, net	847,655	890,062

Other Assets	21,261	71,200

Total Assets	$26,987,056	$33,464,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,792,032	$808,905
Accrued salaries and benefits	920,844	709,349
Accrued liabilities	467,969	309,289
Note payable, current portion	600,000	600,000
Total current liabilities	3,780,845	2,427,543

Note Payable, Long-Term Portion	1,800,000	2,400,000

Stockholders' Equity

Common stock, no par value, unlimited shares authorized;59,461,393 and 59,316,519 shares issued and outstanding at June 30, 2006 and December 31, 2005	92,232,886	92,126,714
Additional paid in capital	877,512	-
Accumulated deficit	(71,501,987)	(63,152,905)
Deferred compensation expense	-	(165,336)
Accumulated other comprehensive loss	(202,200)	(172,000)

Total Stockholders' Equity	21,406,211	28,636,473

Total Liabilities and Stockholders' Equity	$26,987,056	$33,464,016

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
License fees	$364,720	$-	$364,720	$695,000
Product sales	2,640	42,485	10,658	65,593
Commercial collaborations	389,236	160,775	719,506	257,041
Contracts and grants	300,232	299,621	507,240	512,827
Total revenues	1,056,828	502,881	1,602,124	1,530,461
Operating Expenses
Cost of product sales	1,450	12,461	2,716	16,007
Research and development	2,205,265	744,142	4,153,652	1,525,677
Sales and marketing	618,422	190,670	1,011,583	921,108
General and administrative	1,796,853	1,355,698	4,408,157	2,921,133
Depreciation and amortization	363,247	251,455	680,118	496,085
Total operating expenses	4,985,237	2,554,426	10,256,226	5,880,010
Loss from Operations	(3,928,409)	(2,051,545)	(8,654,102)	(4,349,549)
Other Income (Expense)
Interest expense	(42,000)	(51,592)	(87,500)	(102,292)
Interest income	181,522	184,383	392,825	287,659
Loss on foreign exchange	(131)	(324)	(305)	(855)
Total other income, net	139,391	132,467	305,020	184,512

Net Loss	$(3,789,018)	$(1,919,078)	$(8,349,082)	$(4,165,037)

Loss per common share - Basic and diluted	$(0.06)	$(0.03)	$(0.14)	$(0.07)

Weighted average shares - Basic and diluted	59,290,242	58,814,970	59,256,485	56,524,538

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

						Accumulated
					Deferred	Other
			Additional		Compen-	Compre-
	Common Stock		Paid In	Accumulated	sation	hensive
	Shares	Amount	Capital	Deficit	Expense	Loss	Total

BALANCE, JANUARY 1, 2006	59,316,519	$92,126,714	$-	$(63,152,905)	$(165,336)	$(172,000)	$28,636,473

Comprehensive loss:
Net loss	-	-	-	(8,349,082)	-	-	(8,349,082)
Other comprehensive loss net of taxes of $0	-	-	-	-	-	(30,200)	(30,200)
Comprehensive loss:	-	-	-	-	-	-	(8,379,282)
Share-based compensation	-	129,835	877,512	-	-	-	1,007,347
Exercise of stock options	66,999	141,673	-	-	-	-	141,673
Issuance of restricted stock	77,875	-	-	-	-	-	-
Elimination of deferred compensation expense	-	(165,336)	-	-	165,336	-	-

BALANCE, JUNE 30, 2006	59,461,393	$92,232,886	$877,512	$(71,501,987)	$-	$(202,200)	$21,406,211

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net loss	$(3,789,018)	$(1,919,078)	$(8,349,082)	$(4,165,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363,247	251,455	680,118	496,085
Variable accounting on stock options	-	(170,975)	-	477,364
Securities received in payment of license fees	(513,324)	-	(513,324)	(595,000)
Amortization of discount on note payable	-	51,592	-	102,292
Share-based compensation	158,504	4,071	1,007,347	4,071
Loss on disposal of fixed assets	-	-	21,101	-
Changes in operating assets and liabilities:
Accounts receivable, net	218,218	(87,276)	127,722	119,222
Prepaid expenses and other current assets	(45,208)	(9,217)	(138,009)	88,057
Other assets	-	(5,000)	49,939	(5,000)
Trade accounts payable	492,835	482,960	479,882	676,058
Accrued salaries and benefits	21,248	(12,062)	211,495	(150,862)
Accrued liabilities	31,451	(401,299)	158,680	471,012

Net cash used in operating activities	(3,062,047)	(1,814,829)	(6,264,131)	(2,481,738)

Cash flows from investing activities:
Sale of available for sale securities	7,039,020	-	10,800,000	-
Purchase of available for sale securities	(2,775,186)	-	(2,775,187)	-
Purchase of property and equipment	(744,791)	(254,928)	(1,888,400)	(519,638)

Net cash provided (used) by investing activities	3,519,043	(254,928)	6,136,413	(519,638)

				(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	$-	$9,400	$-	$19,329,800
Proceeds from exercise of stock options	87,698	114,200	141,673	1,740,190
Proceeds from exercise of warrants	-	-	-	4,259,672
Payment of notes payable	-	-	(600,000)	-

Net cash (used) provided by financing activities	87,698	123,600	(458,327)	25,329,662

Net (decrease) increase in cash and cash equivalents	544,694	(1,946,157)	(586,046)	22,328,286

Cash and cash equivalents, beginning of period	1,133,678	31,632,286	2,264,418	7,357,843

Cash and cash equivalents, end of period	$1,678,372	$29,686,129	$1,678,372	$29,686,129

Supplemental disclosures:
Cash paid for interest	None	None	$105,000	None

Cash paid for income taxes	None	None	None	None

Supplemental schedule of non-cash investing and financing activities:
For the three months ended June 30, 2006:
- We issued 56,875 shares of restricted stock to employees having a fair value of approximately $180,000 for which no cash will be received.
- We made property and equipment purchases of $503,245 which are included in trade accounts payable at June 30, 2006.
- We had an unrealized gain on available for sale securities of $15,800.

For the three months ended June 30, 2005:
- None

For the six months ended June 30, 2006:
- We issued 56,875 shares of restricted stock to employees having a fair value of approximately $180,000 for which no cash will be received.
- We made property and equipment purchases of $503,245 which are included in trade accounts payable at June 30, 2006.
- We had an unrealized loss on available for sale securities of $30,200.

For the six months ended June 30, 2005:
- None

(concluded)

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Preparation of Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these condensed consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

Effective July 7, 2006, the Company’s Altair Nanomaterials, Inc. subsidiary changed its name to Altairnano, Inc. The Company’s Tennessee Valley Titanium, Inc. subsidiary, which had no assets or operations, was dissolved on the same date.

The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments which are highly liquid, have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments which do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. At June 30, 2006 and December 31, 2005, we had cash deposits of approximately $0.6 million and $1.9 million, respectively, in excess of FDIC insurance limits.

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

The components of comprehensive loss for the three and six-month periods ended June 30, 2006 and 2005 are as follows:
	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	2006	2005	2006	2005
Net loss	$3,789,018	$1,919,078	$8,349,082	$4,165,037
Unrealized (gain) loss on investment in available for sale securities, net of taxes of $0	(15,800)	-	30,200	-

Comprehensive loss	$3,773,218	$1,919,078	$8,379,282	$4,165,037

Long-Lived Assets - We evaluate the carrying value of long-term assets, including intangible assets, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues are derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized at the time the purchaser has accepted delivery of the product. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is allocated to research and development based on labor costs.

Net Loss Per Common Share - Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

Recent Accounting Pronouncements - On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We are currently evaluating the available transition alternatives of FSP 123R-3. We do not believe the adoption of FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.

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

Investment in available for sale securities (long-term) consists of 100,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005 and 140,000 shares received in June 2006. Although the shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely. In addition, the 140,000 shares acquired in June 2006 are subject to a contractual provisions preventing sale prior to June 2007. The shares were received as payment of licensing and product improvement fees in connection with a license agreement for RenaZorb. On receipt, the shares were recorded at their market value of $1,085,000 as measured by their closing price on the Nasdaq Capital Market. At June 30, 2006, their fair value was approximately $936,000, representing an unrealized holding loss of approximately $149,000. We evaluated this investment to determine if there is an other than temporary impairment at June 30, 2006. Our evaluation took into consideration published investment analysis, levels of institutional ownership of the investee’s common stock and other factors. Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at June 30, 2006.

Note 4.  Note Payable

	June 30, 2006	December 31, 2005
Note payable to BHP Minerals
International, Inc.	$2,400,000	$3,000,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,800,000	$2,400,000

The note payable to BHP Minerals International, Inc., in the face amount of $3,000,000, was entered into on August 8, 2002 and is secured by the property we acquired. Interest on the note did not begin to accrue until August 8, 2005. As a result, we imputed the interest at a rate of 7% and reduced the face amount of the note payable by $566,763 at the date of issuance, then amortized that amount to interest expense from August 8, 2002 through August 8, 2005. The first payment of $600,000 of principal plus accrued interest was due and paid February 8, 2006. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2007 through 2010.

Note 5. Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets over their useful lives. The amortized patents balances as of June 30, 2006 and 2005 were:

	June 30,
	2006	2005
Patents	$1,517,736	$1,517,736
Less accumulated amortization	(670,081)	(585,266)
Total patents	$847,655	$932,470

The weighted average amortization period for patents is approximately 16.5 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, was $42,407 for each of the six months ended June 30, 2006 and 2005 and was $21,203 and $21,204 for the three month periods ended June 30, 2006 and 2005 respectively. For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year. Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6. Share-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of the Company. Options granted under the plan generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five- or ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. The total number of shares authorized to be granted under the plan is 3,000,000. Prior stock option plans, under which we may not make future grants, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 2,233,600 are outstanding and unexercised at June 30, 2006.

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Under the provisions of SFAS 123R, we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). We have made the transition to SFAS 123R using the modified prospective method. Under the modified prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered.  The compensation cost relating to unvested awards at January 1, 2006 is based on the grant-date fair value of those awards. Under this method of implementation, no restatement of prior periods has been made.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three- and six-month periods ended June 30, 2006 related to stock options and restricted stock was $158,504 ($0.00 per share) and $1,007,347 ($0.02 per share), respectively. The amount of expense for the three- and six-month periods ended June 30, 2006 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $15,208 ($0.00 per share) and $83,982 ($0.00 per share), respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the six months ended June 30, 2006.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Dividend yield	None	None
Expected volatility	93%	93%
Risk-free interest rate	5.0%	4.7%
Expected term (years)	4.19	4.63

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	2,533,200	$2.69	4.8	$810,650
Granted	1,155,131	3.36
Exercised	(66,999)	1.82
Forfeited/Expired	(42,363)	2.39	-	-

Outstanding at June 30, 2006	3,578,969	$3.03	6.1	$2,199,455

Exercisable at June 30, 2006	2,466,094	$3.09	5.0	$1,753,215

The weighted average grant date fair value of options granted during the three- and six-month periods ended June 30, 2006 was $3.36 and $3.15, respectively. The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $64,052 and $127,377, respectively.

A summary of the status of nonvested shares at June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	793,875	$1.87
Granted	1,155,131	2.32
Vested	(824,131)	3.55
Forfeited/Expired	(12,000)	3.11

Non-vested shares at June 30, 2006	1,112,875	$1.94

As of June 30, 2006, there was $1,157,281 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of options vested during the three- and six-month periods ended June 30, 2006 was $374,033 and $1,956,913, respectively. Cash received from stock option exercises for the three- and six-month periods ended June 30, 2006 was $87,698 and $121,673, respectively.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options. During the six months ended June 30, 2006, the Board of Directors granted 56,875 shares of restricted stock under the plan with a weighted average fair value of $3.17 per share. During the three months ended June 30, 2006, the Board of Directors granted 36,000 shares of restricted stock under the plan with a weighted average fair value of $3.39 per share. Restricted shares have the same voting and dividend rights as the Company’s unrestricted common shares, vest over a two-year period and are subject to the employee’s continued service to the Company. Prior to the implementation of SFAS 123R, we recorded the issuance of restricted stock with an offsetting entry to a contra-equity account and amortized the balance over the vesting period. Effective January 1, 2006, we changed our accounting method to comply with SFAS 123R and eliminated the contra-equity account. Compensation cost for restricted stock is now recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the six months ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	132,500	$2.82
Granted	56,875	3.17
Vested	(47,000)	2.87
Forfeited/Expired	(15,000)	2.88

Non-vested shares at June 30, 2006	127,375	$2.95

As of June 30, 2006, we had $331,315 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period of 1.9 years.

Pro Forma Information for Periods Prior to 2006

In periods prior to 2006, we followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”). The following table illustrates the effect on net income and earnings per share for the three- and six-month periods ended June 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$1,919,078	$4,165,037

Add (Deduct): stock-based employee compensation expense included in reported net loss, net of income taxes of $0	170,975	(477,364)
Add: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes of $0	196,029	614,454
Pro forma net loss	$2,286,082	$4,302,127

Loss per common share (basic and diluted):
As reported	$0.03	$0.07
Pro forma	$0.04	$0.08

In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Dividend yield	None	None
Expected volatility	103%	106%
Risk-free interest rate	3.70%	3.84%
Expected term (years)	2.83	3.06

Note 7. Related Party Transactions

On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a director of the Company from February 2004 through May 31, 2006. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. During the period January 1, 2006 through May 31, 2006, we paid ATG $5,722 in connection with our National Science Foundation Phase II grant application and $25,800 for certain consulting services. Dr. King left the Altair board of directors effective June 1, 2006 and is no longer a related party.

Note 8. Business Segment Information

Management views the Company as operating in three business segments: Performance Materials, Advanced Materials and Power Systems (“AMPS”) and Life Sciences. The Performance Materials segment produces advanced materials for paints, coatings, sensors, power systems and materials for improving process technologies. The AMPS segment develops and products materials for lithium ion batteries, battery cells and systems and materials for research related to hydrogen generation and fuel cells. The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements Reportable segment data reconciled to the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2006 and June 30, 2005 is as follows:

		(Income)	Depreciation
		Loss From	and
Three Months Ended	Revenues	Operations	Amortization	Assets
June 30, 2006:
Performance Materials	$467,422	$945,752	$259,910	$6,280,763
AMPS	78,799	1,393,748	71,581	2,462,564
Life Sciences	510,607	(447,556)	2,353	1,041,927
Corporate and Other	-	2,036,465	29,403	17,201,802

Consolidated Total	$1,056,828	$3,928,409	$363,247	$26,987,056

June 30, 2005:
Performance Materials	$476,999	$155,266	$228,133	$5,493,323
AMPS	-	103,920	-	-
Life Sciences	25,882	89,008	303	457,294
Corporate and Other	-	1,703,351	23,019	32,165,964

Consolidated Total	$502,881	$2,051,545	$251,455	$38,116,581

		(Income)	Depreciation
		Loss From	and
Six Months Ended	Revenues	Operations	Amortization	Assets
June 30, 2006:
Performance Materials	$901,791	$1,874,647	$513,958	$6,280,763
AMPS	189,725	2,281,586	104,396	2,462,564
Life Sciences	510,608	(311,030)	4,705	1,041,927
Corporate and Other	-	4,808,899	57,059	17,201,802

Consolidated Total	$1,602,124	$8,654,102	$680,118	$26,987,056

June 30, 2005:
Performance Materials	$776,246	$1,149,444	$449,030	$5,493,323
AMPS	33,333	200,471	-
Life Sciences	720,882	(440,583)	2,993	457,294
Corporate and Other	-	3,440,217	44,062	32,165,964

Consolidated Total	$1,530,461	$4,349,549	$496,085	$38,116,581

In the table above, corporate and other expense in the (Income) Loss >From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended June 30, 2006, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2006 and the balance of their accounts receivable at June 30, 2006 were as follows:

	Revenues - 3 Months Ended	Accounts Receivable at
Customer	June 30, 2006	June 30, 2006
Performance Materials Division:
Western Oil Sands	$240,758	$170,236
UNLV Research Foundation	$222,448	$156,022

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$510,608	$-

For the three months ended June 30, 2005, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2005 and the balance of their accounts receivable at June 30, 2005 were as follows:

	Revenues - 3 Months Ended	Accounts Receivable at
Customer	June 30, 2005	June 30, 2005
Performance Materials Division:
Western Michigan University	$138,730	$98,930
Western Oil Sands	$69,854	$56,674
UNLV Research Foundation	$160,890	$104,702

For the six months ended June 30, 2006, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2006 and the balance of their accounts receivable at June 30, 2006 were as follows:

	Revenues - 6 Months Ended	Accounts Receivable at
Customer	June 30, 2006	June 30, 2006
Performance Materials Division:
Western Oil Sands	$520,388	$170,236
UNLV Research Foundation	$303,254	$156,022

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$510,608	$-

For the six months ended June 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2005 and the balance of their accounts receivable at June 30, 2005 were as follows:

	Revenues - 6 Months Ended	Accounts Receivable at
Customer	June 30, 2005	June 30, 2005
Performance Materials Division:
Western Michigan University	$248,439	$98,930
Western Oil Sands	$165,235	$56,674
UNLV Research Foundation	$231,054	$104,702

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$720,881	$25,881

Revenues for the three-month periods ended June 30, 2006 and 2005 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	June 30, 2006	June 30, 2005

United States	$816,578	$416,527
Canada	240,250	82,354
Other foreign countries	-	4,000
Total	$1,056,828	$502,881

Revenues for the six-month periods ended June 30, 2006 and 2005 by geographic area were as follows:

	Revenues -	Revenues -
	6 Months Ended	6 Months Ended
Geographic information (a):	June 30, 2006	June 30, 2005

United States	$1,029,192	$1,363,404
Canada	523,052	166,416
Other foreign countries	49,880	641
Total	$1,602,124	$1,530,461

(a) Revenues are attributed to countries based on location of customer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2005 and June 30, 2006 and the material changes in our results of operations and financial condition between the three-and six-month periods ended June 30, 2006 and June 30, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

o
The development, production and sale for testing purposes of nano-structured lithium titanate spinel, lithium cobaltate and lithium manganate spinel materials for high performance lithium ion batteries.

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

o
The testing of Renalan, a development-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in animals suffering from chronic renal disease.

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

General Outlook

We have generated net losses in each fiscal year since incorporation. In fiscal 2005, revenues from product sales, commercial collaborations and contracts and grants increased significantly, but operating expenses also increased as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts. Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our advanced battery materials to be a source of such higher-margin revenues. Consequently, during 2005, we greatly expanded the scope of our battery initiative by (1) hiring thirteen highly qualified advanced battery scientists, engineers, manufacturing and marketing specialists, (2) leasing office, laboratory and production space in Indiana, and (3) acquiring test and production equipment.  During 2006, we have continued to make substantial battery initiative expenditures for the acquisition of equipment and production of batteries, battery cells and battery packs for test and development.

As we attempt to significantly expand our revenues from licensing, manufacturing, product sales and other sources, some of the key near-term events that will affect our long term success prospects include the following:

•
We must continue the development work on our advanced battery materials and battery systems, produce sufficient quantities of batteries and battery cells for test purposes, obtain satisfactory test results and successfully market the materials and systems. Toward that end, we have hired additional employees, have constructed test and production facilities and are purchasing equipment. Our intent is to initially market our battery materials and battery systems to the automotive, stationary power and military specialty battery industries where we must be able to demonstrate to prospective customers that our battery materials and battery systems offer significant advantages over existing technologies.

•
Spectrum must successfully complete the testing and application processes necessary to receive FDA approval of our RenaZorb product. Animal testing of RenaZorb was completed in September 2005 with positive results. However, as a result of disagreements over certain contractual issues, Altair and Spectrum entered an arbitration dispute resolution process. A settlement was not reached until early June 2006, thereby delaying the product development process and receipt of the next milestone payment. On June 22, 2006, Altair received the milestone payment of 100,000 shares of Spectrum common stock called for in the agreement and an additional 40,000 shares of common stock in payment of product improvement fees. Following the settlement, Spectrum appears to have re-focused on the product development process.

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

Recent Business Developments

Advanced Materials and Power Systems Division

In June 2006, we received a purchase order from Phoenix Motorcars, Inc. (“Phoenix”) for lithium ion battery packs to be used in electric vehicles produced by Phoenix. Phoenix is using the engineering services of Boshart Engineering, Inc., based in Ontario, California, to develop the battery integration, validation, certification and regulatory testing for the vehicles. Delivery of the battery packs will commence in September 2006 and be completed in December 2006. The total value of the purchase order is $750,000.

In May 2006, we completed a safety testing cycle for lithium ion battery products using our nano lithium titanium oxide (“nLTO”) that replaces the graphite used in "standard" lithium ion batteries. In the safety testing cycle, we subjected our batteries to temperatures up to 240o C, which is more than 100o C above the temperature at which graphite-based batteries can explode. In addition, we performed high-rate overcharge, puncture, crush, drop and other comparative tests alongside a wide range of graphite-based battery cells with no malfunctions, explosions or safety concerns exhibited by our nLTO cells.  In comparison, the graphite cells, put to the same tests, routinely smoked, caught fire and exploded.

The tests demonstrated that negative electrode material made with our nLTO rather than graphite represents a significant step forward in the effort to develop lithium ion batteries that are safe enough to be used in electric-powered and hybrid electric vehicles. Although lithium ion batteries are the predominant power source for cell phones, laptop computers and many other small electronic devices, safety concerns related to the potential for explosion, typically caused by charging malfunctions or extremes of temperature, have been an obstacle to using lithium ion batteries to power electric and hybrid electric vehicles.

Performance Materials Division

In April 2005, we signed a memorandum of understanding with respect to a joint venture with Bateman Engineering NV (“Bateman”) to combine our hydrochloride pigment processing technology with Bateman’s engineering, design and construction expertise. The joint venture, Altair-Bateman Titania, Inc., was established to offer customers an integrated resource for technology development, engineering, design and construction of pigment processing projects. During the second quarter of 2006, we and Bateman began discussions regarding changing our relationship from a joint venture to a more independent relationship. Although discussions are ongoing, our current expectation is that we will work closely with Bateman on existing and future projects involving our hydrochloride pigment processing technology but that Bateman's engineering services and our technology will be provided through separate entities rather than through the joint venture.

Life Sciences Division

During 2005, we entered into arbitration with Spectrum in order to settle a dispute over issues arising from our license agreement. On June 7, 2006, we resolved the dispute and, on June 22, 2006, we received 100,000 shares of Spectrum common stock for a milestone payment and an additional 40,000 shares for product development improvements, the total shares having an approximate value of $516,000 at June 30, 2006.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt. In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities, including related derivative securities. We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing.

We have a single note payable in an original principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair. The first principal payment of $600,000 plus accrued interest was due and paid on February 8, 2006, and future payments are due annually on February 8, 2007 through 2010.

Our cash and short-term investments decreased by $8,610,858, from $23,054,074 at December 31, 2005 to $14,443,216 at June 30, 2006, due primarily to the loss from operations (approximately $6,264,000) purchases of property and equipment (approximately $1,888,000) and payment of notes payable ($600,000).

During the six months ended June 30, 2006, our cash used in operations was $6,264,132. Unusual or infrequently occurring payments made during the first six months of 2006 included approximately $400,000 of facility repair costs associated with a flood at our Reno, Nevada headquarters and annual employee bonus payments of $418,000. The amount of cash we use in operations is dependent on the amount and mix of revenues we generate. In the six months ended June 30, 2006, revenues were $1,602,124, which included $10,658 of product sales. Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of increased revenues in the shortest possible time. We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At August 1, 2006, we had 59,588,061 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 960,222 shares of common stock and options to purchase up to 3,488,719 shares of common stock.

Capital Commitments

We intend to purchase equipment for both our Reno, Nevada and Anderson, Indiana facilities for use in the development of advanced battery materials and production of prototype batteries and battery packs. We expect to spend approximately $535,000 for this equipment and related facility upgrades during the quarter ended September 30, 2006.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2006:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$2,400,000	$600,000	$1,200,000	$600,000	$-
Interest on Notes Payable	420,000	168,000	210,000	42,000	-
Contractual Service Agreements	1,245,883	1,245,883	0	-	-
Facilities and Property Leases	277,054	129,316	147,738	-	-
Unfulfilled Purchase Orders	843,315	843,315	-	-	-
Total Contractual Obligations	$5,186,252	$2,986,514	$1,557,738	$642,000	$-

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2006.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•
Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. Included in these long-lived assets are those that relate to our research and development process.   If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At June 30, 2006, the carrying value of these assets was $10,424,000, or 39% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation. We have a stock incentive plan which provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 6 of Notes to Condensed Consolidated Financial Statements, are appropriate and reasonable.

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

•
Deferred Income Taxes. Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis as of June 30, 2006 for projecting that the Company will realize the benefits of these deductible differences as of June 30, 2006.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The net loss for the quarter ended June 30, 2006, which was the second quarter of our 2006 fiscal year, totaled $3,789,018 ($.06 per share) compared to a net loss of $1,919,078 ($.03 per share) in the second quarter of 2005.

Total revenues for the quarter ended June 30, 2006 were $1,056,828 compared to $502,881 for the same period of 2005. During the second quarter of 2006, we recorded $364,720 of license fee revenue in connection with the license of RenaZorb to Spectrum. There were no comparable license fee revenues in the second quarter of 2005.

Revenues from commercial collaborations increased by $228,461, from $160,775 in the second quarter of 2005, to $389,236 in the second quarter of 2006. Revenues from Western Oil Sands increased by approximately $171,000 due to the expanded scope of the project.

 Research and development expenses increased by $1,461,123, from $744,142 in the second quarter of 2005 to $2,205,265 in the same quarter of 2006. Within research and development, labor and overhead costs increased by approximately $534,000 due to the addition of 25 new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative increased by approximately $696,000, and other research and development operations increased by approximately $231,000.

Sales and marketing expenses increased by $427,752, from $190,670 in the second quarter of 2005 to $618,422 in the second quarter of 2006. The increase is due to the addition of two new sales and marketing employees and an increase in marketing efforts by staff in other company departments.

General and administrative expenses increased by $441,155 from $1,355,698 in the second quarter of 2005 to $1,796,853 in the same period of 2006. Legal fees increased by approximately $80,000 due to an increase in patent work and general corporate matters. Share-based compensation expense, a non-cash item, increased by approximately $325,000, primarily as a result of implementing SFAS 123R as of January 1, 2006, and employee bonuses increased by approximately $452,000. These increases were partially offset by a decrease in consulting expense of approximately $252,000 related to compliance with Sarbanes-Oxley rules, which was largely accomplished during 2005, and a decrease in general corporate expenses of approximately $164,000.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The net loss for the six months ended June 30, 2006 totaled $8,349,082 ($.14 per share) compared to a net loss of $4,165,037 ($.07 per share) in the same period of 2005.

Total revenues for the six months ended June 30, 2006 were $1,602,124 compared to $1,530,461 for the same period of 2005. We recorded license fee revenues of $695,000 during the six months ended June 30, 2005 upon receipt of 100,000 shares of Spectrum common stock. The stock was issued to us in payment of license fees for RenaZorb. During the second quarter of 2006, we recorded $364,720 of additional license fee revenues from Spectrum. Although we received 140,000 shares of Spectrum common stock in 2006 as opposed to 100,000 shares in 2005, the amount recorded as revenues decreased due to a decline in the market value per share at the dates of the transactions.

Revenues from commercial collaborations increased by $462,465, from $257,041 in the six months ended June 30, 2005, to $719,506 in the same period of 2006. Revenues from Western Oil Sands increased by approximately $355,000 due to the expanded scope of the project. Revenues from Spectrum increased by approximately $120,000 due to a higher level of billable product development efforts.

Research and development expenses increased by $2,627,975, from $1,525,677 in the six months ended June 30, 2005 to $4,153,652 in the same period of 2006. Within research and development, labor and overhead costs increased by approximately $996,000 due to the addition of 25 new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative increased by approximately $1,144,000, and other research and development operations increased by approximately $488,000.

Sales and marketing expenses increased by $90,475, from $921,108 in the six months ended June 30, 2005 to $1,011,583 in the same period of 2006. We experienced a small increase in expense in the first six months of 2006 due to an increase in payroll expense resulting from additional sales and marketing employees. This increase was largely offset due to the fact that, in the six months ended June 30, 2005, we paid a $500,000 fee to RBC Capital Markets in connection with the RenaZorb licensing agreement; no comparable fees were paid in 2006. .

General and administrative expenses increased by $1,487,024 from $2,921,133 in the six months ended June 30, 2005 to $4,408,157 in the same period of 2006. We incurred approximately $400,000 of expenses associated with a flood at our headquarters in Reno, Nevada in January 2006. Legal fees increased by approximately $252,000 due to an increase in patent work and general corporate matters. Share-based compensation expense, a non-cash item, increased by approximately $526,000, primarily as a result of implementing SFAS 123R as of January 1, 2006 and employee bonuses increased by approximately $362,000. General corporate expenses increased by a net amount of approximately $132,000. These increases were partially offset by a decrease in consulting expense of approximately $185,000 related to compliance with Sarbanes-Oxley rules, which was largely accomplished during 2005.

Interest income increased by $105,166, from $287,659 in the six months ended June 30, 2005 to $392,825 in the same period of 2006 due to the significant increase in cash available for investment that was generated through the sale of common shares in February 2005, the exercise of warrants and options in early 2005 and a higher rate of return on invested cash.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates or foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors

Material Changes in Risk Factors

The risk factors set forth below under “Risk Factors” reflect certain material changes from the “Risk Factors” identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), including changes identified in the “Material Changes in Risk Factors” subsection of Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 10, 2006, which disclosure is incorporated herein by reference, and the following:

We have added risk factors titled as follows:

•	Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.
•	Our revenues have historically been generated from low-margin contract research services; if we cannot expand revenues from other products and services, our business will fail.
•
If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

•
We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We have materially altered the risk factor titled as follows:

•	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

We have deleted the risk factor titled as follows:

•	We have a substantial number of warrants and options outstanding and may issue a significant number of additional shares upon the exercise thereof.

Risk Factors

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $10,481,853 in 2005 and $8,654,102 in the six months ended June 30, 2006. Even if we do generate net income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or expenses associated with our operations, or an event such as significant litigation or a significant transaction may cause us to again experience net losses. We may never become profitable for the long-term, or even for any quarter.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size and timing of customer service orders from one quarter to the next;
•	timing of delivery of our services and products;
•	addition of new customers or loss of existing customers;
•	our ability to commercialize and obtain orders for products we are developing;
•	costs associated with developing our manufacturing capabilities;
•	new product announcements or introductions by our competitors or potential competitors;
•	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
•	acquisitions of businesses or customers;
•	technology and intellectual property issues associated with our products; and
•	general economic trends, including changes in energy prices, or geopolitical events such as war or incidents of terrorism.

Our revenues have historically been generated from low-margin contract research services; if we cannot expand revenues from other products and services, our business will fail.

Historically, a significant portion of our revenues has come from contract research services for businesses and government agencies. During the years ended December 31, 2005, 2004 and 2003, contract services revenues comprised 70%, 99% and 88%, respectively, of our operating revenues, and during the first six months of 2006, contract service revenues comprised 77% of our revenues. Contract services revenue is low margin and unlikely to grow at a rapid pace. Our business plan anticipates revenues from product sales and licensing, both of which are higher margin than contract services and have potential for rapid growth, increasing in coming years. If we are not successful in significantly expanding our revenues from higher margin products and services, our revenue growth will be slow and it is unlikely that we will achieve profitability.

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

Because the value of our company and common shares is rooted primarily in our proprietary intellectual property rights, our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

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

None of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology is designed for direct use by the ultimate end user. Phrased differently, all of our products are components of other products. For example, our lithium titanate spinel battery materials and batteries are designed for use in end-user products such as electric vehicles, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life science materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or collapses, the market for our component products would be expected to similarly contract or collapse. This would limit our ability to generate revenues and harm our business and operations.

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

We do not have the expertise or resources to commercialize all potential applications of our nanomaterials and titanium dioxide pigment technology. For example, we do not have the resources necessary to complete the testing of, and obtain FDA approval for, Renazorb and other potential life sciences products or to construct a commercial facility to use our titanium dioxide pigment production technology. Other potential applications of our technology, such as those related to our lithium titanate spinel battery materials, coating materials and dental materials, are likely to be developed in collaboration with third parties, if at all. With respect to these and substantially all other applications of our technology, the commercialization of a potential application of our technology is dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

•	we may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise on reasonable terms or at all;

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

•
our commercial partners may terminate joint testing, development or marketing projects on the merits of the projects for various reasons, including determinations that a project is not feasible, cost-effective or likely to lead to a marketable end product;

•
at various stages in the testing, development, marketing or production process, we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of the project or have other negative consequences; and

•	even if the commercialization and marketing of jointly developed products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

As a result of the actions or omissions of our commercial partners, or our inability to identify and enter into suitable arrangements with qualified commercial partners, we may be unable to commercialize apparently viable products on a timely and cost-effective basis, or at all. Our business is not dependent upon a single application of our technology; however, a failure to commercialize several of our potential products would harm our business, operations and financial condition.

 If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

As part of our growth strategy, we routinely consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

•
we may find that the acquired company or technology does not further our business strategy, that we overpaid for the company or technology or that the economic conditions underlying our acquisition decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;
•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
•	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and
•

we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

During the past year, we have significantly increased our research and development expenditures in an attempt to accelerate the commercialization of certain products, particularly our lithium titanate spinel battery materials and battery systems. Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially as we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

Our competitors have more resources than we do, which may give them a competitive advantage.

We have limited financial, personnel and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. Because of their size, resources, reputation, history and other factors, certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern and lend greater credibility to any joint venture.

We will not generate substantial revenues from our life science products unless proposed products receive FDA approval and achieve substantial market penetration.

We have entered into development and license agreements with respect to RenaZorb, a potential drug candidate for humans with kidney disease, and other life science products, and expect to enter into additional licensing and/or supply agreements in the future. Most of the potential life sciences applications of our technologies are subject to regulation by the FDA and similar regulatory bodies. In general, license agreements in the life sciences area call for milestone payments as certain milestones related to the development of the products and the obtaining of regulatory approval are met; however, the receipt by the licensor of substantial recurring revenues is generally tied to the receipt of marketing approval from the FDA and the amount of revenue generated from the sale of end products. There are substantial risks associated with licensing arrangements, including the following:

•
Further testing of potential life science products using our technology may indicate that such products are less effective than existing products, unsafe, have significant side effects or are otherwise not viable;

•
The licensee may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by the licensee.

If any of the foregoing risks, or other risks associated with our life science products were to occur, we would not receive substantial, recurring revenue from our life science division, which would adversely affect our overall business, operations and financial condition.

As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis. In-house or outsourced manufacturing is becoming an increasingly significant part of our business. If and as manufacturing becomes a larger part of our business, we will become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

•	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our costs to exceed cost projections and associated revenues;

•
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities; and

•
We may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could lead to losses (or small gross profits) from that segment of our business and/or significant liabilities, which would adversely affect our business, operations and financial condition.

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

As of June 30, 2006, we had approximately $14.4 million in cash, cash equivalents and short-term investments, an amount sufficient to fund our ongoing operations for approximately two years at current working capital expenditure levels. In the last few quarters, however, our recurring expenses have increased significantly, and we have made significant capital commitments related to our business development plan. As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

•	market factors affecting the availability and cost of capital generally;

•	the price, volatility and trading volume of our common shares;

•	our financial results, particularly the amount of revenue we are generating from operations;

•	the amount of our capital needs;

•	the market’s perception of nanotechnology and/or chemical stocks;

•	the economics of projects being pursued; and

•	the market’s perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities.

 Our past and future operations may lead to substantial environmental liability.

Virtually any prior or future use of our nanomaterials and titanium dioxide pigment technology is subject to federal, state and local environmental laws. In addition, we are in the process of reclaiming mineral property that we leased in Tennessee. Under applicable environmental laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. If we incur any significant environmental liabilities, our ability to execute our business plan and our financial condition would be harmed.

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

We are dependent on key personnel.

Our continued success will depend to a significant extent on the services of Dr. Alan J. Gotcher, our Chief Executive Officer and President, Edward Dickinson, our Chief Financial Officer, Dr. Bruce Sabacky, our Chief Technology Officer and Douglas Ellsworth and Roy Graham, our Senior Vice Presidents. We have key man insurance on the lives of Dr. Gotcher and Dr. Sabacky. We do not have agreements requiring any of our key personnel to remain with our company. The loss or unavailability of any or all of these individuals would harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

We may issue substantial amounts of additional shares without stockholder approval.

Our articles of incorporation authorize the issuance of an unlimited number of common shares that may be issued without any action or approval by our stockholders. In addition, we have various stock option plans that have potential for diluting the ownership interests of our stockholders. The issuance of any additional common shares would further dilute the percentage ownership of our company held by existing stockholders.

The market price of our common shares is highly volatile and may increase or decrease dramatically at any time.

The market price of our common shares may be highly volatile. Our stock price may change dramatically as the result of announcements of product developments, new products or innovations by us or our competitors, uncertainty regarding the viability of the nanomaterials and titanium dioxide pigment technology or any of our product initiatives, significant customer contracts, significant litigation or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects. In addition, the market price for our common shares may be affected by various factors not directly related to our business or future prospects, including the following:

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

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

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

For example, on March 30, 2005, we received a letter of inquiry from the SEC requesting information relating to a press release we issued on February 10, 2005, in which we announced developments in a rechargeable battery technology that incorporates our lithium titanate battery materials. After providing the requested information, we received a follow up letter of inquiry dated August 2, 2005 requesting additional information related to our battery programs, emails of certain affiliates, certain transactions and recent earnings calls. We provided the information to the SEC in a series of letters sent during September and October 2005. We have not been contacted by the SEC since providing all requested information in October 2005 or been notified of any ongoing activity or pending proceeding. The absence of any additional letters of inquiry related to the matter for an approximately one-year period suggests to us that the inquiry may be completed; however, we have received no notice from the SEC with respect to the status of the inquiry and are uncertain as to its status. Based upon advice of counsel that the SEC frequently does not apprise a company whether an inquiry has been terminated or is ongoing, we expect to remain uncertain in the foreseeable future. Our response to the SEC inquiry diverted considerable financial and human resources, which harmed our ability to execute our business plan for a time, and leaves a level of uncertainty going forward, which may harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

Through such audits, inquiries and investigations, we or a regulator may determine that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance diverts additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.
Item 4. Submission of Matters to a Vote of Security Holders.

We held an Annual Meeting of Shareholders on June 1, 2006 at which the shareholders considered and voted as follows on the items described below:

1.
The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions	Broker Non-Votes
Michel Bazinet	48,351,710	704,351	-0-
Jon Bengtson	48,325,865	730,196	-0-
James Golla	48,257,938	798,123	-0-
Alan J. Gotcher	48,349,282	706,779	-0-
George Hartman	48,172,060	884,001	-0-
Christopher Jones	48,351,876	704,185	-0-

On June 1, 2006 following the shareholders meeting, the Board of Directors of the Company appointed Pierre Lortie as a member of the Board of Directors of the Company. Mr. Lortie was also appointed as Chairman of the Compensation Committee of the Board of Directors.

2.
The shareholders considered whether to appoint Perry-Smith, LLP as independent auditors and authorize the Audit Committee of the Board of Directors to fix their remuneration. There were 48,398,224 votes cast in favor, no votes cast against, 657,837 votes withheld, and no broker non-votes, which vote was sufficient for approval.

Item 6. Exhibits

See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 7, 2006	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

August 7, 2006	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

_________________________________________