Form 10-Q
period 2006-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2006-11-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation)	1-12497 (Commission File No.)	33-1084375 (IRS Employer Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐.

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
YES [  ] NO [X]

As of November 1, 2006 the registrant had 59,647,386, Common Shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,107,074	$2,264,418
Investment in available for sale securities	7,713,606	20,789,656
Accounts receivable	712,462	602,168
Product inventories	407,104	-
Prepaid expenses and other current assets	457,775	254,067
Total current assets	11,398,021	23,910,309

Investment in Available for Sale Securities	1,235,872	423,000

Property, Plant and Equipment, net	10,177,754	8,169,445

Patents, net	826,451	890,062

Other Assets	21,261	71,200

Total Assets	$23,659,359	$33,464,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,298,631	$808,905
Accrued salaries and benefits	1,025,274	709,349
Accrued liabilities	486,491	309,289
Note payable, current portion	600,000	600,000
Total current liabilities	3,410,396	2,427,543

Note Payable, Long-Term Portion	1,800,000	2,400,000

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
59,647,386 and 59,316,519 shares issued and
outstanding at September 30, 2006 and December 31, 2005	92,694,818	92,126,714
Additional paid in capital	1,191,419	-
Accumulated deficit	(75,556,674)	(63,152,905)
Deferred compensation expense	-	(165,336)
Accumulated other comprehensive income	119,400	(172,000)

Total Stockholders' Equity	18,448,963	28,636,473

Total Liabilities and Stockholders' Equity	$23,659,359	$33,464,016

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
License fees	$-	$-	$364,720	$695,000
Product sales	22,940	8,494	33,598	74,087
Commercial collaborations	339,116	327,479	1,058,622	584,520
Contracts and grants	387,842	249,432	895,082	762,259
Total revenues	749,898	585,405	2,352,022	2,115,866
Operating Expenses
Cost of product sales	28,237	1,427	30,953	17,434
Research and development	2,763,566	1,290,354	6,917,218	2,816,031
Sales and marketing	423,615	238,151	1,384,787	1,159,259
General and administrative	1,288,191	1,146,528	5,746,759	4,067,661
Depreciation and amortization	405,072	263,105	1,085,190	759,190
Total operating expenses	4,908,681	2,939,565	15,164,907	8,819,575
Loss from Operations	(4,158,783)	(2,354,160)	(12,812,885)	(6,703,709)
Other Income (Expense)
Interest expense	(42,000)	(52,397)	(129,500)	(154,689)
Interest income	146,235	227,503	539,060	515,162
Gain (loss) on foreign exchange	(138)	2,228	(444)	1,373
Total other income, net	104,097	177,334	409,116	361,846

Net Loss	$(4,054,686)	$(2,176,826)	$(12,403,769)	$(6,341,863)

Loss per common share - basic and diluted	$(0.07)	$(0.04)	$(0.21)	$(0.11)

Weighted average shares - basic and diluted	59,461,244	58,940,760	59,325,488	57,338,796

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

						Accumulated
					Deferred	Other
			Additional		Compen-	Compre-
	Common Stock		Paid In	Accumulated	sation	hensive
	Shares	Amount	Capital	Deficit	Expense	Gain (Loss)	Total

BALANCE, JANUARY 1, 2006	59,316,519	$92,126,714	$-	$(63,152,905)	$(165,336)	$(172,000)	$28,636,473

Comprehensive loss:
Net loss	-	-	-	(12,403,769)	-	-	(12,403,769)
Other comprehensive income
net of taxes of $0	-	-	-	-	-	291,400	291,400
Comprehensive loss	-	-	-	-	-	-	(12,112,369)
Share-based compensation	-	226,085	1,191,419	-	-	-	1,417,504
Exercise of stock options	186,324	340,685	-	-	-	-	340,685
Exercise of warrants	66,668	166,670					166,670
Issuance of restricted stock	77,875	-	-	-	-	-	-
Elimination of deferred
compensation expense	-	(165,336)	-	-	165,336	-	-

BALANCE, SEPTEMBER 30, 2006	59,647,386	$92,694,818	$1,191,419	$(75,556,674)	$-	$119,400	$18,448,963

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net loss	$(4,054,686)	$(2,176,826)	$(12,403,769)	$(6,341,863)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	405,072	263,105	1,085,190	759,190
Variable accounting on stock options	-	(44,249)	-	433,115
Securities received in payment of license fees	(8,148)	-	(521,472)	(595,000)
Amortization of discount on note payable	-	17,397	-	119,689
Share-based compensation	410,157	46,861	1,417,504	50 ,932
Loss on disposal of fixed assets	-	-	21,098	-
Changes in operating assets and liabilities:
Accounts receivable, net	(238,018)	(133,914)	(110,294)	(14,692)
Product inventories	(407,104)		(407,104)
Prepaid expenses and other current assets	(65,699)	(281,660)	(203,708)	(193,603)
Other assets	-	(52,000)	49,939	(57,000)
Trade accounts payable	(84,720)	(84,441)	395,162	591,617
Accrued salaries and benefits	104,430	(35,927)	315,925	115,535
Accrued liabilities	18,522	(42,834)	177,202	125,854

Net cash used in operating activities	(3,920,194)	(2,524,488)	(10,184,327)	(5,006,226)

Cash flows from investing activities:
Sale of available for sale securities	15,250,000	-	26,050,000	-
Purchase of available for sale securities	(10,198,763)	(15,728,213)	(12,973,949)	(15,728,213)
Purchase of property and equipment	(1,068,023)	(360,871)	(2,956,423)	(880,509)

Net cash provided by (used in) investing activities	3,983,214	(16,089,084)	10,119,628	(16,608,722)

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from financing activities:
Issuance of common shares for cash, net of
issuance costs	$-	$-	$-	$19,329,800
Proceeds from exercise of stock options	199,013	37,100	340,685	1,777,290
Proceeds from exercise of warrants	166,670	40,963	166,670	4,300,635
Payment of notes payable	-	-	(600,000)	-

Net cash (used in) provided by financing activities	365,683	78,063	(92,645)	25,407,725

Net (decrease) increase in cash and cash equivalents	428,703	18,535,509	(157,344)	3,792,777

Cash and cash equivalents, beginning of period	1,678,372	29,686,129	2,264,418	7,357,843

Cash and cash equivalents, end of period	$2,107,074	$11,150,620	$2,107,074	$11,150,620

Supplemental disclosures:
Cash paid for interest	None	None	$105,000	None

Cash paid for income taxes	None	None	None	None

Supplemental schedule of non-cash investing and financing activities:
For the three months ended September 30, 2006:
- We made property and equipment purchases of $95,000 which are included in trade accounts payable at September 30, 2006.
- We had an unrealized gain on available for sale securities of $321,600.

For the three months ended September 30, 2005:
- We issued 30,000 of shares of restricted stock to employees having a fair value of approximately $86,000 for which no cash will be received.
- We had an unrealized gain on available for sale securities of $76,000.

For the nine months ended September 30, 2006:
- We issued 56,875 shares of restricted stock to employees having a fair value of approximately $180,000 for which no cash will be received.
- We made property and equipment purchases of $94,564 which are included in trade accounts payable at September 30, 2006.
- We had an unrealized gain on available for sale securities of $291,400.

For the nine months ended September 30, 2005:
- We issued 90,000 of shares of restricted stock to employees having a fair value of approximately $257,000 for which no cash will be received.
- We had an unrealized loss on available for sale securities of $99,000.

See notes to the unaudited condensed consolidated financial statements.				(concluded)

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

Effective July 7, 2006, the Company’s subsidiary Altair Nanomaterials, Inc., changed its name to Altairnano, Inc. The Company’s Tennessee Valley Titanium, Inc. subsidiary, which had no assets or operations, was dissolved on the same date.

The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments which are highly liquid, have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments which do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. At September 30, 2006 and December 31, 2005, we had cash deposits of approximately $1.5 million and $1.9 million, respectively, in excess of FDIC insurance limits.

Investment in Available for Sale Securities (long-term) - Available for sale securities (long-term) includes publicly-traded equity investments which are classified as available for sale and recorded at fair value using the specific identification method. Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Inventory - The company values its inventories generally at the lower of cost (first-in, first-out method) or market. We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income consists entirely of unrealized gain on the investment in available for sale securities.

The components of comprehensive loss for the three and nine-month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
Net loss	$4,054,686	$2,176,826	$12,403,769	$6,341,863
Unrealized (gain) loss on investment in available
for sale securities, net of taxes of $0	(321,600)	(76,000)	(291,400)	99,000

Comprehensive loss	$3,733,086	$2,100,826	$12,112,369	$6,440,863

Long-Lived Assets - We evaluate the carrying value of long-lived assets, including intangible assets, when events or circumstances indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues are derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized at the time the product is shipped. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

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

On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

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

Investment in available for sale securities (long-term) consists of 100,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005 and 140,000 shares received in June 2006. The 100,000 shares are eligible for resale under Rule 144. The 140,000 shares acquired in June 2006 are subject to a contractual provisions preventing sale prior to June 2007. The Company currently intends to hold these investments indefinitely. The shares were received as payment of licensing and product improvement fees in connection with a license agreement for RenaZorb. On receipt, the shares were recorded at their market value of $1,138,000 as measured by their closing price on the Nasdaq Capital Market. At September 30, 2006, their fair value was approximately $1,257,400, representing an unrealized holding gain of approximately $119,400.

Note 4. Inventory

	September 30, 2006	December 31, 2005

Work in Process	$349,939	$-
Demonstration Units	57,165	-
Total Product Inventories	$407,104	$-

As products reach the commercialization stage, the related inventory is recorded. The costs associated with products undergoing research and development are expensed as incurred. As of September 30, 2006 work in process consisted primarily of the labor and materials to produce the battery packs associated with the $750,000 Phoenix purchase order. The demonstration unit inventory reflects the cost of hybrid and electrical vehicles that are in the process of being retrofitted with battery packs produced with the nano-Titanate battery cells. These vehicles are planned to be used to demonstrate to potential customers, the unique characteristics of our nano-structured lithium titanate.

Note 5. Note Payable

	September 30, 2006	December 31, 2005
Note payable to BHP Minerals
International, Inc.	$2,400,000	$3,000,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,800,000	$2,400,000

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

Note 6. Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets over their useful lives. The amortized patents balances as of September 30, 2006 and December 31, 2005 were:

	September 30, 2006	December 31, 2005
Patents	$1,517,736	$1,517,736
Less accumulated amortization	(691,285)	(627,674)
Total Patents	$826,451	$890,062

The weighted average amortization period for patents is approximately 16.5 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, was $63,611 for each of the nine months ended September 30, 2006 and 2005 and was $21,204 for each of the three month periods ended September 30, 2006 and 2005. For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year. Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 7. Share-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of the Company. Options granted under the plan generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five- or ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. The total number of shares authorized to be granted under the plan is 3,000,000. Prior stock option plans, under which we may not make future grants, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 2,055,600 are outstanding and unexercised at September 30, 2006.

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

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 related to stock options and restricted stock was $410,157 ($0.01 per share) and $1,417,504 ($0.02 per share), respectively. The amount of expense for the three- and nine-month periods ended September 30, 2006 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $87,047 ($0.00 per share) and $171,029 ($0.00 per share), respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the nine months ended September 30, 2006.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Dividend yield	None	None
Expected volatility	90%	95%
Risk-free interest rate	5.1%	4.8%
Expected term (years)	4.56	4.62

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	2,533,200	$2.69	4.8	$810,650
Granted	1,279,631	3.32
Exercised	(186,324)	1.72
Forfeited/Expired	(152,613)	3.28

Outstanding at September 30, 2006	3,473,894	$3.06	6.1	$3,660,799

Exercisable at September 30, 2006	2,441,227	$3.12	5.0	$2,714,792

The weighted average grant date fair value of options granted during the three- and nine-month periods ended September 30, 2006 was $2.98 and $3.32, respectively. The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was $183,290 and $310,667, respectively.

A summary of the status of nonvested shares at September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	793,875	$1.87
Granted	1,279,631	3.32
Vested	(967,589)	3.12
Forfeited/Expired	(73,250)	3.62

Non-vested shares at September 30, 2006	1,032,667	$2.91

As of September 30, 2006, there was $976,035 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of options vested during the three- and nine-month periods ended September 30, 2006 was $220,779 and $2,177,692, respectively. Cash received from warrant and stock option exercises for the three- and nine-month periods ended September 30, 2006 was $199,013 and $507,355, respectively.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options. During the nine months ended September 30, 2006, the Board of Directors granted 56,875 shares of restricted stock under the plan with a weighted average fair value of $3.17 per share. During the three months ended September 30, 2006, the Board of Directors granted no shares of restricted stock under the plan. Restricted shares have the same voting and dividend rights as the Company’s unrestricted common shares, vest over a two-year period and are subject to the employee’s continued service to the Company. Prior to the implementation of SFAS 123R, we recorded the issuance of restricted stock with an offsetting entry to a contra-equity account and amortized the balance over the vesting period. Effective January 1, 2006, we changed our accounting method to comply with SFAS 123R and eliminated the contra-equity account. Compensation cost for restricted stock is now recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	132,500	$2.82
Granted	56,875	3.17
Vested	(52,000)	2.87
Forfeited/Expired	(15,000)	2.88

Non-vested shares at September 30, 2006	122,375	$2.95

As of September 30, 2006, we had $360,939 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period of 1.9 years.

Pro Forma Information for Periods Prior to 2006

In periods prior to 2006, we followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”). The following table illustrates the effect on net income and earnings per share for the three- and nine-month periods ended September 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(2,176,826)	$(6,341,863)
Add (Deduct): stock-based employee compensation expense included in
reported net loss, net of income taxes of $0	44,249	(433,115)
Add: total stock-based employee compensation expense determined
under fair value based method for all awards, net of income taxes of $0	218,260	832,714
Pro forma net loss	$(1,914,317)	$(5,942,264)

Loss per common share (basic and diluted):
As reported	$(0.04)	$(0.11)
Pro forma	$(0.03)	$(0.10)

In calculating pro forma compensation related to employee stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Dividend yield	None	None
Expected volatility	98%	105%
Risk-free interest rate	4.08%	3.89%
Expected term (years)	2.83	2.83

Note 8. Related Party Transactions

On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a director of the Company from February 2004 through May 31, 2006. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. During the period January 1, 2006 through May 31, 2006, we paid ATG $5,722 in connection with our National Science Foundation Phase II grant application and $25,800 for certain consulting services. On June 1, 2006, we entered into a new consulting agreement with ATG, which replaced the December 2003 agreement. This agreement provides for the payment of a fixed quarterly fee of $7,500 for a minimum of 40 hours of service per quarter. Pre-approved hours incurred over 40 are billed at a rate of $200 per hour, and hours of service provided in excess of 120 are billed at a rate of $250 per hour. During the period June 1, 2006 through September 30, 2006 payments under the June 2006 agreement totaled $7,500. David King left the Altair board of directors effective June 1, 2006 and is no longer a related party.

Note 9. Business Segment Information

Management views the Company as operating in three business segments: Performance Materials, Advanced Materials and Power Systems (“AMPS”) and Life Sciences. The Performance Materials segment produces advanced materials for paints, coatings, sensors, power systems and materials for improving process technologies. The AMPS segment develops and produces materials for lithium ion batteries, battery cells and systems and materials for research related to hydrogen generation and fuel cells. The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements Reportable segment data reconciled to the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 is as follows:

		(Income)	Depreciation
		Loss From	and
Three Months Ended	Revenues	Operations	Amortization	Assets
September 30, 2006:
Performance Materials	$506,857	$1,284,568	$281,764	$6,262,198
AMPS	238,810	1,300,836	90,038	3,242,991
Life Sciences	4,232	163,674	2,669	1,375,828
Corporate and Other	-	1,409,704	30,601	12,778,342

Consolidated Total	$749,898	$4,158,783	$405,072	$23,659,359

September 30, 2005:
Performance Materials	$516,470	$651,995	$237,746	$5,645,287
AMPS	65,045	308,280	-	-
Life Sciences	3,890	316,460	446	538,396
Corporate and Other	-	1,077,425	24,913	29,766,942

Consolidated Total	$585,405	$2,354,160	$263,105	$35,950,625

		(Income)	Depreciation
		Loss From	and
Nine Months Ended	Revenues	Operations	Amortization	Assets
September 30, 2006:
Performance Materials	$1,408,648	$3,159,215	$795,722	$6,262,198
AMPS	428,535	3,582,422	194,434	3,242,991
Life Sciences	514,840	(147,355)	7,374	1,375,828
Corporate and Other	-	6,218,602	87,660	12,778,342

Consolidated Total	$2,352,022	$12,812,885	$1,085,190	$23,659,359

September 30, 2005:
Performance Materials	$1,292,717	$1,801,441	$690,034	$5,645,287
AMPS	98,378	508,751	-	-
Life Sciences	724,771	(124,123)	825	538,396
Corporate and Other	-	4,517,640	68,332	29,766,942

Consolidated Total	$2,115,866	$6,703,709	$759,190	$35,950,625

In the table above, corporate and other expense in the (Income) Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended September 30, 2006, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2006 and the balance of their accounts receivable at September 30, 2006 were as follows:

	Revenues - 3 Months Ended	Accounts Receivable at
Customer	September 30, 2006	September 30, 2006
Performance Materials Division:
Western Oil Sands	$298,730	$190,305
UNLV Research Foundation	$74,152	$52,266
Department of Energy	$97,819	$84,025

AMPS Division:
National Science Foundation	$51,184	$111,146
Department of Energy	$152,438	$136,575

For the three months ended September 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2005 and the balance of their accounts receivable at September 30, 2005 were as follows:

	Revenues - 3 Months Ended	Accounts Receivable at
Customer	September 30, 2005	September 30, 2005
Performance Materials Division:
Western Michigan University	$100,595	$68,289
Western Oil Sands	$262,846	$272,162
UNLV Research Foundation	$83,792	$58,335

AMPS Division:
National Science Foundation	$65,045	$-

For the nine months ended September 30, 2006, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2006 and the balance of their accounts receivable at September 30, 2006 were as follows:

	Revenues - 9 Months Ended	Accounts Receivable at
Customer	September 30, 2006	September 30, 2006
Performance Materials Division:
Western Oil Sands	$819,117	$190,305
UNLV Research Foundation	$377,406	$52,266
Department of Energy	$97,819	$84,025

AMPS Division:
National Science Foundation	$198,125	$111,146
Department of Energy	$152,438	$136,575

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$514,840	$1,232

For the nine months ended September 30, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended September 30, 2005 and the balance of their accounts receivable at September 30, 2005 were as follows:

	Revenues - 9 Months Ended	Accounts Receivable at
Customer	September 30, 2005	September 30, 2005
Performance Materials Division:
Western Michigan University	$349,034	$68,289
Western Oil Sands	$428,080	$272,162
UNLV Research Foundation	$314,847	$58,335

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$724,271	$28,881

Revenues for the three-month periods ended September 30, 2006 and 2005 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	September 30, 2006	September 30, 2005

United States	$428,228	$310,352
Canada	298,730	274,164
Other foreign countries	22,940	889
Total	$749,898	$585,405

Revenues for the nine-month periods ended September 30, 2006 and 2005 by geographic area were as follows:

	Revenues -	Revenues -
	9 Months Ended	9 Months Ended
Geographic information (a):	September 30, 2006	September 30, 2005

United States	$1,457,421	$1,673,756
Canada	821,781	440,580
Other foreign countries	72,820	1,530
Total	$2,352,022	$2,115,866

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

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2005 and September 30, 2006 and the material changes in our results of operations and financial condition between the three-and nine-month periods ended September 30, 2006 and September 30, 2005. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

o	The design, development, and production of power nano-Titanate battery cells, batteries, and battery packs as well as related design and test services.
o	The development of materials for photovoltaics and transparent electrodes for hydrogen generation and fuel cells.
•	Lanthanum based Pharmaceutical Products
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

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations, contracts and grants. We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) license and evaluate our pigment production process for the production of titanium dioxide pigment and pigment-related products from titanium-bearing oil sands, (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, (4) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, (5) produce battery packs, and (6) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization. In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans, we have licensed all potential pharmaceutical products for animal applications and we have made product sales consisting principally of battery materials and thermal spray products. Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products and the success of our marketing efforts with respect to both product sales and technology licenses.

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

•
Spectrum must successfully complete the testing and application processes necessary to receive FDA approval of our RenaZorb product. Following the settlement in early June 2006 regarding certain contractual matters, Spectrum appears to have re-focused on the product development process and the project is progressing as anticipated.

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

Recent Business Developments

Advanced Materials and Power Systems Division

In September 2006, we signed an agreement with Alcoa’s AFL Automotive business to jointly develop a battery pack system. This collaboration brings together Altairnano’s innovative nano-Titanate battery technology and AFL Automotive’s expertise in vehicle electrical distribution systems, power management electronics and its substantial presence as a world renowned supplier to the automotive market. Alcoa is also a major supplier of light weight, high strength aluminum components to the automotive industry. The agreement provides for the delivery of an integrated battery pack system for the medium-duty hybrid truck market using Altairnano’s NanoSafe™ battery technology and AFL Automotive’s electrical interconnect and application technology to integrate the battery pack system into the vehicle’s electrical architecture. The scope of the joint development agreement involves system design, development and prototyping, which is expected to be completed in early 2007.

To help understand, communicate and to differentiate our lithium titanate based batteries, we have followed past convention and recognized that our lithium titanate electrode materials, which replace graphite based anode materials are in fact a new class of batteries and should be named as such. In the past, when metal hydride electrode materials replaced cadmium in nickel cadmium batteries, this new class of batteries was named “nickel metal hydride” batteries. Following this convention, we have named our new class of rechargeable batteries lithium “nano-Titanate” batteries and have begun to brand them as Altairnano “NanoSafe™” nanoTitanate batteries.

On September 9, 2006, approval was finalized on the $2.5 million grant received from the Department of Energy (“DOE”). Of the $2.5 million, $2,406,000 will be available, after the deduction of administrative fees, to fund research for the following programs: Battery technology, Nanosensors, and Nanomaterials characterization. This is a prime grant under which Altair is directly responsible for the contract administration. The Nanosensors and Nanomaterials characterization programs are discussed subsequently under the related divisions. The Battery technology program consists of two objectives, 1) Design, Synthesis, and Testing of Li-ion Hosts for Cathode Service and 2) Development, Testing, and Demonstration of High Rate Low Temperature Lithium Ion Battery, funded in the amounts of $508,000 and $606,000 respectively. Objective 1 continues research on optimized anode and cathode materials for high power, safe, fast charge batteries. The agreement anticipates that this work will be accomplished over 24 months. This research will also extend the collaboration with Rutgers University for prototype cell testing. Objective 2 furthers the investigation of extreme temperature range battery performance and extends over 12 months.

In June 2006, we received a purchase order from Phoenix Motorcars, Inc. (“Phoenix”) for lithium ion battery packs to be used in electric vehicles produced by Phoenix. Phoenix is using the engineering services of Boshart Engineering, Inc., based in Ontario, California, to develop the battery integration, validation, certification and regulatory testing for the vehicles. Delivery of the battery packs is scheduled for December 2006. The total value of the purchase order is $750,000.

Performance Materials Division

In September 2006, the Nanosensors program, funded by $981,000 of the Department of Energy grant, will extend the existing collaboration with Western Michigan University (“WMU”) to continue the development of a sensing system for detecting chemical, biological and radiological agents over a period of 12 months. The workscope associated with this grant builds upon the accomplishments and progress made under the 2004 WMU DOE Nanosensor grant, to focus on increasing the signal strength and selectivity of the sensing devices developed. The ultimate goal is to develop a unique nanosensor-based platform for the error-free, “lab on a chip” detection of chemical, biological and radiological agents for hazard materials remediation and threat detection. Acting as a subcontractor to WMU under the 2004 grant, we successfully designed and built sensors that generate signals when exposed to various agents.

Life Sciences Division

In September 2006, the Nanomaterials characterization program was funded by $311,000 of the DOE Grant. This research will be conducted in collaboration with the University of California, Santa Barbara (“UCSB”), to investigate the interaction of Altairnano’s nanomaterials with various non-aqueous environments. This research will focus on interaction mechanisms between cells and nanoparticles, with the goal of understanding how specific chemical, physical, electrical properties of these nanoparticles influence that interaction. Our research with UCSB will examine a range of microbes that have environmental or societal importance. The results of this research are expected to provide the basis for both 1) predicting potential negative impacts of specific nanoparticle characteristics on the environment and human health and 2) developing novel antimicrobial agents and surface treatments that could defeat antibiotic-resistant strains of harmful microbes.

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

Our cash and short-term investments decreased by $13,233,394, from $23,054,074 at December 31, 2005 to $9,820,680 at September 30, 2006, due primarily to the loss from operations (approximately $10,184,000) and purchases of property and equipment (approximately $2,956,000).

During the nine months ended September 30, 2006, our cash used in operations was $10,184,327. Unusual or infrequently occurring payments made during the first six months of 2006 included approximately $400,000 of facility repair costs associated with a flood at our Reno, Nevada headquarters. The amount of cash we use in operations is dependent on the amount and mix of revenues we generate. In the nine months ended September 30, 2006, revenues were $2,352,022, which included $33,598 of product sales. Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of increased revenues in the shortest possible time. We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated from operations.

At November 1, 2006, we had 59,647,389 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 960,224 shares of common stock and options to purchase up to 3,444,046 shares of common stock.

Capital Commitments

We intend to purchase equipment for both our Reno, Nevada and Anderson, Indiana facilities for use in the development of advanced battery materials and production of prototype batteries and battery packs. We expect to spend approximately $325,000 for this equipment and related facility upgrades during the quarter ended December 31, 2006.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2006:
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$2,400,000	$600,000	$1,200,000	$600,000	$-
Interest on Notes Payable	420,000	168,000	210,000	42,000	-
Contractual Service Agreements	1,091,983	1,087,483	4,500	-	-
Facilities and Property Leases	388,575	208,402	156,866	23,306	-
Unfulfilled Purchase Orders	1,424,791	1,424,791	-	-	-
Total Contractual Obligations	$5,725,349	$3,488,676	$1,571,366	$665,307	$-

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2006.

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

•
Long-Lived assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. Included in these long-lived assets are those that relate to our research and development process.   If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At September 30, 2006, the carrying value of these assets was $10,660,989, or 45% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation. We have a stock incentive plan which provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, are appropriate and reasonable.

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

•
Deferred Income Taxes. Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis as of September 30, 2006 for projecting that the Company will realize the benefits of these deductible differences as of September 30, 2006.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of September 30, 2006.

Results of Operations

Three Months Ended September30, 2006 Compared to Three Months Ended September 30, 2005

The net loss for the quarter ended September 30, 2006, which was the third quarter of our 2006 fiscal year, totaled $4,054,686 ($.07 per share) compared to a net loss of $2,176,826 ($.04 per share) in the third quarter of 2005.

Total revenues for the quarter ended September 30, 2006 were $749,898 compared to $585,405 for the same period of 2005. Revenues from contracts and grants increased by $138,410, from $249,432 in the third quarter of 2005 to $387,842 in the third quarter of 2006. Revenues from the Department of Energy Grant formally authorized in September 2006 totaled approximately $250,000. This increase was offset by a decrease in revenues associated with the 2004 Nanosensors grant subcontract with Western Michigan University of approximately $100,000 that was fully expended in February 2006.

 Research and development expenses increased by $1,473,212, from $1,290,354 in the third quarter of 2005 to $2,763,566 in the same quarter of 2006. Within research and development, labor and overhead costs increased by approximately $590,000 due to the addition of twenty-five new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative and internal development of the titanium dioxide pigment production technology increased by approximately $463,000 and $273,500, respectively.

Sales and marketing expenses increased by $185,464, from $238,151 in the third quarter of 2005 to $423,615 in the third quarter of 2006. This change primarily relates to increased marketing efforts in the AMPS division.

General and administrative expenses increased by $141,663 from $1,146,528 in the third quarter of 2005 to $1,288,191 in the same period of 2006. Share-based compensation expense, a non-cash item, increased by approximately $408,000, primarily as a result of implementing SFAS 123R as of January 1, 2006. This increase was partially offset by a decrease in consulting and accounting expense of approximately $258,000 related to compliance with Sarbanes-Oxley rules, which was largely accomplished during 2005.

Nine Months Ended September30, 2006 Compared to Nine Months Ended September 30, 2005

The net loss for the nine months ended September 30, 2006 totaled $12,403,769 ($.21 per share) compared to a net loss of $6,341,863 ($.11 per share) in the same period of 2005.

Total revenues for the nine months ended September 30, 2006 were $2,352,022 compared to $2,115,866 for the same period of 2005. Revenues from commercial collaborations increased by $474,102, from $584,520 in the nine months ended September 30, 2005, to $1,058,622 in the same period of 2006. Revenues from Western Oil Sands increased by approximately $391,000 due to the expanded scope of the project. Revenues from Spectrum increased by approximately $120,000 due to a higher level of billable product development efforts.

Revenues from contracts and grants increased by $132,823, from $762,259 in the nine months ended September 2005, to $895,082 in the same period of 2006. Revenues from the Department of Energy Grant formally authorized in September 2006 totaled approximately $250,000 and other grant revenues increased by $216,000. These increases were offset by a decrease in revenues associated with the 2004 Nanosensors grant subcontract with Western Michigan University of approximately $334,000 that was fully expended in February 2006.

These increases in contracts and grant revenue are offset by a decrease in license fees recorded for the nine months ending September 2006. We recorded license fee revenues of $695,000 during the nine months ended September 30, 2005 upon receipt of 100,000 shares of Spectrum common stock. The stock was issued to us in payment of license fees for RenaZorb. During the second quarter of 2006, we recorded $364,720 of additional license fee revenues from Spectrum. Although we received 100,000 shares of Spectrum common stock in 2006 and 2005, the amount recorded as revenues decreased due to a decline in the market value per share at the dates of the transactions.

Research and development expenses increased by $4,101,187, from $2,816,031 in the nine months ended September 30, 2005 to $6,917,218 in the same period of 2006. Within research and development, labor and overhead costs increased by approximately $1,915,000 due to the addition of 25 new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative increased by approximately $1,707,000, and other research and development operations increased by approximately $479,000.

Sales and marketing expenses increased by $225,528, from $1,159,259 in the nine months ended September 30, 2005 to $1,384,787 in the same period of 2006. We experienced an increase in expense of $726,000 in the first nine months of 2006 due to an increase in payroll expense resulting from additional sales and marketing employees and increased activity associated with the AMPS division. This increase was largely offset due to the fact that, in the nine months ended September 30, 2005, we paid a $500,000 fee to RBC Capital Markets in connection with the RenaZorb licensing agreement; no comparable fees were paid in 2006.

General and administrative expenses increased by $1,679,098 from $4,067,661 in the nine months ended September 30, 2005 to $5,746,759 in the same period of 2006. We incurred approximately $400,000 of expenses associated with a flood at our headquarters in Reno, Nevada in January 2006. Share-based compensation expense, a non-cash item, increased by approximately $934,000, primarily as a result of implementing SFAS 123R as of January 1, 2006. General legal and patent expenses increased by approximately $371,000 and general corporate expenses increased by a net amount of approximately $256,000. Also, the Company recorded a $218,000 non-recurring gain on sale of the pilot plant assets at the Camden Tennessee location in the nine months ending 2005. These increases were partially offset by a decrease in consulting and accounting expense of approximately $500,000 related to compliance with Sarbanes-Oxley rules, which was largely accomplished during 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates or foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Material Changes in Risk Factors

Other than the updating from June 30, 2006 to September 30, 2006 of financial data referred to therein, the risk factors set forth below under “Risk Factors” reflect no material changes from the “Risk Factors” identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), as updated by the “Material Changes in Risk Factors” subsection of Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 8, 2006, which disclosure is incorporated herein by reference.

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

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $10,481,853 in 2005 and $12,403,769 in the nine months ended September 30, 2006. Even if we do generate net income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience net losses. We may never become profitable for the long-term, or even for any quarter.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size and timing of customer orders from one quarter to the next;
•	timing of delivery of our services and products;
•	addition of new customers or loss of existing customers;
•	our ability to commercialize and obtain orders for products we are developing;
•	costs associated with developing our manufacturing capabilities;
•	new product announcements or introductions by our competitors or potential competitors;
•	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
•	acquisitions of businesses or customers;
•	technology and intellectual property issues associated with our products; and
•	general economic trends, including changes in energy prices, or geopolitical events such as war or incidents of terrorism.

Our revenues have historically been generated from low-margin contract research services; if we cannot expand revenues from other products and services, our business will fail.

Historically, a significant portion of our revenues has come from contract research services for businesses and government agencies. During the years ended December 31, 2005, 2004 and 2003, contract services revenues comprised 70%, 99% and 88%, respectively, of our operating revenues, and during the first nine months of 2006, contract service revenues comprised 83% of our revenues. Contract services revenue is low margin and unlikely to grow at a rapid pace. Our business plan anticipates revenues from product sales and licensing, both of which are higher margin than contract services and have potential for rapid growth, increasing in coming years. If we are not successful in significantly expanding our revenues from higher margin products and services, our revenue growth will be slow and it is unlikely that we will achieve profitability.

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

None of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology is designed for direct use by the ultimate end user. Phrased differently, all of our products are components of other products. For example, our lithium titanate spinel battery materials and batteries are designed for use in end-user products such as electric vehicles, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life science materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or fails to develop, the market for our component products would be expected to similarly contract or collapse. This would limit our ability to generate revenues and would harm our business and operations.

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

•
our commercial partners may not place the same priority on a project as we do, may fail to honor contractual commitments, may not have the level of resources, expertise, market strength or other characteristic necessary for the success of the project, may dedicate only limited resources and/or may abandon a development project for reasons, including reasons, such as a shift in corporate focus unrelated to its merits;

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

As a result of the actions or omissions of our commercial partners, or our inability to identify and enter into suitable arrangements with qualified commercial partners, we may be unable to commercialize apparently viable products on a timely and cost-effective basis, or at all. Our business is not dependent upon a single application of our technology; however, we will not become profitable and be able to sustain operations in the long run if we fail to commercialize several of our potential products.

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

As of September 30, 2006, we had approximately $9.8 million in cash, cash equivalents and short-term investments. Together with projected revenues, this is an amount sufficient to fund our ongoing operations for approximately a year at current levels. If anticipated revenues are not obtained, the Company intends to monitor and reduce expenditure levels as necessary to preserve working capital for priority projects. As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

•	market factors affecting the availability and cost of capital generally;

•	the price, volatility and trading volume of our common shares;

•	our financial results, particularly the amount of revenue we are generating from operations;

•	the amount of our capital needs;

•	the market’s perception of companies in one or more of our lines of business;

•	the economics of projects being pursued; and

•	the market’s perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

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

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

November 8, 2006	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

November 8, 2006	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

_________________________________________