Form 10-K
period 2006-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2007-03-13
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502-2306
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (775) 856-2500

[X ] Securities registered pursuant to Section 12(b) of the Act:

Common Shares, no par value (Title of Class)	NASDAQ Capital Market (Name of each exchange on which registered)

[X] Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [  ]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer ” and “ large accelerated filer ” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on June 30, 2006, based upon the closing stock price of the common shares on the NASDAQ Capital Market of $3.08 per share on June 30, 2006, was approximately $182,408,288. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of March 5, 2007, the Registrant had 69,999,793 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement on Schedule 14A for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

ii

iii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2006 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the common shares, no par value, (the “common shares”) of Altair Nanotechnologies Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under “Item 1A. Risk Factors” and elsewhere in this Report generally. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its subsidiaries. Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation. Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation (“MRS”), and Fine Gold Recovery Systems, Inc., a Nevada corporation (“Fine Gold”). We have registered or are in the process of registering the following trademarks: Altair Nanotechnologies®, Altair Nanomaterials®, Altairnano™, TiNano®, NanoSafe™, Nanocheck© and RenaZorb®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1: Business

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into four divisions, an Advanced Materials and Power Systems Division, or AMPS Division, a Life Sciences Division, an Altair Hydrochloride Pigment Process Division, or AHP Division, and a Performance Materials Division. Our research, development, production and marketing efforts are currently directed toward the following primary market applications that utilize our proprietary technologies:

•	AMPS
o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called lithium nanoTitanate batteries.
o	The design, development, and production of power our NanoSafe brand nanoTitanate battery cells, batteries, and battery packs as well as related design and test services.

•	Life Sciences
o
The co-development of RenaZorb, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.

o
The co-development of Renalan, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in animals suffering from chronic renal disease.

•	AHP
o	The marketing and licensing of titanium dioxide pigment production technology.

•	Performance Materials
o
The testing, development, marketing and/or licensing of nano-structured ceramic powders for use in various application, such as advanced performance coatings, air and water purification systems, and nano-sensor applications.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology. In the near term, as we continue to develop and market our products and technology, contract services will continue to be a substantial component of our operating revenues. During the years ended December 31, 2006, 2005 and 2004, contract services revenues comprised 67%, 70%, and 99%, respectively, of our operating revenues. In the summary of our business below, we describe our various research products in connection with our description of the business segment to which each relates.

Our Proprietary Nanomaterials and Pigment Process

Most of our existing products, potential products and contract research services are built upon our proprietary nanomaterials and titanium dioxide pigment technology. We acquired the basis for this technology from BHP Minerals International, Inc. in 1999 and, over the past six years, have continued to expand and refine various applications of the technology. Today, we use the technology in order to produce various finely-sized powders that have current or potential applications in a wide range of industries, including pharmaceuticals, titanium dioxide pigment, and high performance rechargeable batteries Although the existing and potential applications are varied, each is directly or indirectly built upon the ingenuity of our management, research and development staff and engineering team and our proprietary nanomaterials and titanium dioxide pigment technology.

This nanomaterials and titanium dioxide pigment technology enables our production of conventional titanium dioxide pigment products that are finely sized powders consisting of titanium dioxide crystals. These powders approximate 170-300 nanometers in size. This technology is also capable of producing titanium dioxide and other metal and mixed metal oxide nanomaterials. These are specialty products with a size range of 10 to 100 nanometers (approximately one tenth the size of conventional titanium dioxide pigment). The primary products currently being produced in the processing plant are titanium dioxide, lithium titanate spinel, and lanthanum products

 Using this technology, we are in various stages of research, development and marketing of numerous products and potential products. We also use this technology to provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Advanced Materials and Power Systems

Primary Products

“NanoSafe” brand nanoTitanate batteries and electrode materials

We are developing, marketing, producing and selling our proprietary rechargeable lithium ion battery, which we have branded as our NanoSafe nanoTitanate batteries. We are also seeking to develop, license, manufacture and sell our proprietary lithium titanate spinel (“LTO”) electrode materials for use in batteries being developed by other companies.

As explained in greater detail below, principal features used to compare rechargeable batteries including power, rates discharge, energy density, cycle life, calendar life and recharge time. In laboratory and field tests, our NanoSafe nanoTitanate batteries have exhibited power, high rates of charge, wide operating temperature range, cycle life, and expected calendar life that far exceed those of rechargeable batteries currently being used for target applications. We believe that with these strengths our NanoSafe nanoTitanate batteries are superior alternatives for rechargeable battery uses that require power, durability and exposure to the elements. These include all types of electric automobiles, uninterruptible power supply, and various power tools.

Target Markets

According to information supplied by JMP Securities the market for power storage devices is approximately $55 billion ($31 billion lead acid, $9 billion alkaline, $8 billion lithium ion, and $7 billion all other). Lithium ion and advanced technology rechargeable batteries are expected to gradually increase their share of the world rechargeable battery market. New developments indicate that high power batteries of this type will ultimately be developed for application as replacements for lead acid batteries and Nickel Metal Hydride, or NiMH, batteries in automobiles, electric vehicles, and hybrid electric vehicles where direct electrical energy for starting and passing will assist the gasoline engines. Also, the development of power storage systems for stationary power, electric utility grid services and wind, fuel cell and solar generation systems will require enhanced battery capabilities.

Our technology provides a fundamental building block for a new generation of rechargeable batteries. Our primary market focus is currently the electric vehicle market. With Boshart Engineering and Phoenix Motorcars, Inc., we have developed a prototype all-electric sport utility vehicle, or SUV, and a prototype all-electric sport utility truck, or SUT. Phoenix intends to market these vehicles initially as fleet vehicle for utility companies. During 2006, we sold $825,000 in battery pack products to Phoenix for installation in the all-electric SUTs. We have received a binding order for 2007 for at least $1,040,000 in battery packs and projected orders for 2007 of between $16 and $42 million.

We have also provided electrode materials, cells, batteries and battery packs to, and had early stage discussions with, various established automobile companies which are in the early stage of evaluating our technology for use in hybrid electric vehicles and plug-in electric vehicles. These discussions could lead to commercial relationships that will be characterized by a revenue stream consisting of one or more of development funding, materials manufacturing and royalties.

We are focusing our marketing and development efforts on markets presently dominated by Nickel Cadmium, or NiCd, and Nickel Metal Hydride, or NiMH, batteries, such as automobiles, in which rapid charging, long cycle life and the additional power from the rapid discharge should prove advantageous; and in stationary power applications such as uninterruptible power supply, where long calendar life, low maintenance and tolerance to temperature extremes should prove advantageous.

Key Features and Developments

Rechargeable batteries are made from various materials, each of which has certain characteristics or tendencies, depending upon how the products are configured. Some of the key concepts used when comparing rechargeable batteries include the following:

•	Power: A battery’s power rating is its ability to deliver current while maintaining its voltage.

•
Discharge: Discharge refers to the dissipation of a battery’s stored energy as a result of intended transfer of that energy (either gradually or in one or more large bursts) or as a result of the unintended leakage of that energy. This latter type of leakage is referred to as “self discharge” and is a natural tendency of all batteries at a rate that is proportional to temperature. A “deep discharge” refers to the discharge of substantially all of the stored energy in a battery between recharges. In general, deep discharges reduce the cycle life of batteries.

•
Energy density: A battery’s energy density relates to the total unit volume of materials comprising a battery that will deliver a watt-hour of energy. A battery with high energy density will deliver more energy per unit volume than a battery with lower energy density.

•
Cycle life: The ability of a rechargeable battery to accept a charge tends to diminish as a result of repeat charge/discharge cycles. A battery’s “cycle life” is the number of times it can be charged and discharged without a significant reduction in its ability to accept a charge.

•	Calendar life: A battery’s calendar life relates to the period of time that a battery will preserve its capability to deliver a significant portion of its newly built energy storage capacity.

•	Recharge time: Recharge time is the minimum amount of time it takes to replenish a battery’s energy.

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

The principal advance we have made is in the optimization of nano-structured lithium LTO electrode materials that replace graphite electrode materials used in the negative electrode of current lithium ion batteries. When used with a positive electrode from a common lithium ion battery, battery cells operate at very high charge and discharge rates. Our current non-optimized cells are capable of recharge times of 10 minutes to 90%, or more, of initial battery capacity and 10 minute discharges with 90%, or more, capacity utilizations.

Our nano-structured LTO is non-reactive with the electrolytes used in common lithium ion systems. This greatly reduces the negative electrode resistance, and thus, passage of lithium ions to the electrode surface. Since the material is nano-structured, the surface area available to lithium ions is greatly enhanced - by up to 100 times - over graphite based systems. The material allows for a greatly facilitated, thus rapid, access to the active sites necessary for battery function. In addition, the small size of the nanoparticles dramatically reduces the distance from the surface to inner active sites, further reducing resistance to high rate operation. These characteristics permit our battery cells to deliver more power, and recharge much faster than, other types of rechargeable batteries described in the subsection entitled “Competition” below.

Our nano-structured LTO is termed a zero strain material, meaning that the material essentially does not change shape upon the entry and exit of a lithium ion into and from the particle. Since most battery materials suffer from this mechanical stress and strain (this particle fracturing reduces the life of the battery), battery calendar life and cycle life is greatly enhanced using our nano-structure LTO. In January 2007, we completed 25,000 deep charge/discharge cycles of our innovative NanoSafe battery cells. Even after 25,000 cycles the cells still retained over 80% of their original charge capacity. This represents a significant improvement over conventional, commercially available rechargeable battery technologies such as lithium ion, NiMH and NiCD. These other commercially available rechargeable batteries typically retain that level of charge capacity only through approximately 1,000 deep charge/discharge cycles. Nano-structured LTO offers a near-term promise of lithium nano-titanate batteries that exhibit rapid charge and discharge, longer cycle life and more inherently safe performance than either currently available NiMH or lithium ion batteries. These results support the feasibility of a power lithium nano-titanate battery pack half the size of those currently being tested for hybrid electric vehicle applications

Our nano-structured LTO also represents a breakthrough in low- and high-temperature performance. Nearly 90% of room temperature charge retention is realized at -30°C from Altair’s nano-structured LTO cells. In contrast, common lithium ion technology possesses virtually no charging capabilities at this low temperature, and the rechargeable other battery types described in the subsection entitled “Competition” below take 10 to 20 times longer to charge.

We are also testing the safety of batteries made using our nano-structured LTO. Graphite negative electrode materials used in typical lithium ion batteries are known to suffer from thermal runaway issues at temperatures above 130°C, while lithium titanium spinel oxides are known to be safe for an additional 120°C or up to temperatures of about 250°C. In May 2006, we completed a safety testing cycle for lithium ion battery products using our nano-structure LTO that replaces the graphite used in “standard” lithium ion batteries. In the safety testing cycle, we subjected our batteries to temperatures up to 240o C, which is more than 100o C above the temperature at which graphite-based batteries can exhibit thermal run away and explode. In addition, we performed high-rate overcharge, puncture, crush, drop and other comparative tests alongside a wide range of graphite-based battery cells with no malfunctions, explosions or safety concerns exhibited by our nano-structured LTO cells.  In comparison, the graphite cells, put to the same tests, routinely smoked, caught fire and exploded.

On the negative side, the current generation of batteries made with our nano-structured LTO exhibit lower energy density at room temperatures. If density is measured by weight, our batteries made with our nano-structured LTO have energy densities that are better than lead acid NiCd, and NiMH batteries and approximately 70% of those of conventional lithium ion batteries.

In June 2006, we received a purchase order from Phoenix for 35 kilowatt hour (“KWh”) NanoSafe nanoTitanate battery packs to be used in electric vehicles produced by Phoenix and Boshart Engineering. The total value of the purchase order plus an additional add-on battery pack was $825,000. The order was successfully fulfilled by December 31, 2006, and the battery packs delivered met or exceeded all performance specifications.

On January 9, 2007, we entered into a multi-year purchase and supply agreement with Phoenix for lithium nanoTitanate battery packs to be used in electric vehicles produced by Phoenix. Contemporaneously, Phoenix placed firm purchase orders for 35KWh battery pack systems valued at $1,040,000 to be delivered in March and April of 2007 and placed an indicative blanket purchase order for up to 500 battery pack systems to be delivered during 2007 (projected value between $16 and $42 million). The terms of the purchase and supply agreement include a three-year exclusivity agreement within the United States that provides Phoenix with limited, exclusive use of our NanoSafe battery packs in four wheeled, all-electric vehicles having a gross weight up to 6,000 pounds. Phoenix must meet minimum battery pack purchases annually to maintain the limited exclusivity agreement. The minimum commitment to maintain exclusivity for 2007 would provide $16 million in battery pack sales. Our NanoSafe battery packs manufactured for hybrid electric vehicles and plug-in hybrid electric vehicle are excluded from the exclusivity agreement. Phoenix issued 1,000,000 shares of its common stock to us in consideration for the three-year exclusivity agreement described above. The common stock shares received represented a 16.6% ownership interest in Phoenix at the time of purchase. Since these shares are not and may never be registered under the Securities Act or any other state securities laws, a number of factors must be considered in establishing a fair value associated with this investment. We do not expect to complete this assessment until the end of the first quarter of 2007.

Research, Testing and Development

In March 2006, we entered into a two-year joint development agreement with Boshart Engineering for the design and engineering of a full-speed electric vehicle to be powered by our NanoSafe nanoTitanate batteries. The results of this partnership include the all-electric SUV and SUT that was introduced at the California Air Resources Board Zero Emissions Vehicle Technology Symposium and is being marketed and produced by Phoenix Motorcars. In 2007, the Altair-Boshart electric vehicle program is expected to include long distance drives at conventional highway speeds, testing the electric vehicle’s endurance in high altitudes and extreme weather conditions.

In September 2006, we signed an agreement with Alcoa’s AFL Automotive business to jointly develop a battery pack system. This collaboration brings together our innovative NanoSafe nanoTitanate battery technology and AFL Automotive’s expertise in vehicle electrical distribution systems, power management electronics and its substantial presence as a world renowned supplier to the automotive market. AFL Automotive is also a major supplier of lightweight, high strength aluminum components to the automotive industry. The agreement provides for the delivery of an integrated battery pack system for the medium-duty hybrid truck market using our NanoSafe nanoTitanate battery technology and AFL Automotive’s electrical interconnect and application technology to integrate the battery pack system into the vehicle’s electrical architecture. The scope of the joint development agreement involves system design, development and prototyping, which are expected to be completed in 2007.

On September 9, 2006, approval was finalized on the $2.5 million grant received from the U.S. Department of Energy. Of the $2.5 million, $2.4 million will be available, after the deduction of administrative fees, to fund research for the following programs: Battery technology, Nanosensors, and Nanomaterials characterization. This is a prime grant under which Altair is directly responsible for the contract administration. The Nanosensors and Nanomaterials characterization programs are discussed subsequently under the related divisions. The battery technology program consists of two objectives, 1) Design, Synthesis, and Testing of Li-ion Hosts for Cathode Service and 2) Development, Testing, and Demonstration of High Rate Low Temperature Lithium Ion Battery, funded in the amounts of $508,000 and $606,000 respectively. Objective 1 continues research on optimized anode and cathode materials for high power, safe, fast charge batteries. The agreement anticipates that this work will be accomplished over 24 months. This research will also extend the collaboration with Rutgers University for prototype cell testing. Objective 2 furthers the investigation of extreme temperature range battery performance and extends over 12 months. Of this grant, $1,114,000 is allocated to the battery optimization program.

In December 2004, we completed work under Phase I of a National Science Foundation grant for development of electrode nanomaterials for next generation lithium ion power sources. The results of the research, announced on February 10, 2005, indicated that lithium ion batteries prepared with nano-structured LTO negative electrode materials exhibit rapid charge and discharge rates, improved cycle life performance and a decrease in specific energy density when compared to conventional lithium ion, NiCd and NiMH battery materials. In June 2005, we were awarded a grant of $476,850 from the NSF for Phase II. Phase I work was designed to optimize the negative electrode materials and Phase II is designed to develop positive electrode materials, thus resulting in matched negative electrode-positive electrode materials for optimum electrochemical performance. The research under this grant will continue through September 30, 2007. At December 31, 2006, we had approximately $132,157 of work remaining to be done on this project.

In addition to our work done under government grants and other development agreements, we have been conducting our own internal research and development work on advanced battery materials. In October 2005, we significantly expanded our battery initiative projects by adding thirteen highly qualified, advanced battery scientists, engineers, manufacturing and marketing specialists, several of whom are located at a new facility in central Indiana. At both this and our Reno facility, we are installing manufacturing and testing equipment for the production of prototype lithium nanoTitanate cells, batteries and battery packs in sufficient quantities to demonstrate end-user products in power tools, automobiles, trucks and buses. In January 2006, our battery research and development team successfully completed a testing program for lithium nanoTitanate battery cells containing our nano-structured LTO electrode materials. The test results demonstrated that the performance of the LTO lithium nanoTitanate battery cells exceeded the system-level power requirements set forth by the U.S. Council for Automotive Research FreedomCAR Energy Storage System Performance Goals for hybrid electric vehicles, as well as the system-level power requirements published by major U.S. automakers. The battery cells using our nano-structured LTO materials in battery cell tests developed for hybrid electric vehicle applications demonstrated a useable state-of-charge range twice that of conventional NiMH batteries presently used in hybrid electric vehicles.

In April 2005, we signed a partnering agreement with Advanced Battery Technologies, Inc., a U.S. and Chinese-owned company, for the development of lithium polymer batteries in China. The agreement covered the incorporation of our nano-structured LTO electrode materials into Advanced Battery's existing polymer battery product lines on a testing and development basis. Advanced Battery Technologies, Inc. has informed us that they continue to make trial battery products from nano-structured LTO electrode materials and we remain in discussions regarding new orders for nano-structure LTO electrode materials. However, the 2005 partnering agreement has expired and Advanced Battery Technologies, Inc. re-ordered no additional materials during 2006.

Proprietary Rights

We have been awarded four U.S. and several international patents protecting this technology including: 1) Method for producing catalyst structures, 2) Method for producing mixed metal oxides and metal oxide compounds, 3) Processing for making lithium titanate, and 4) Method for making nano-sized and sub-micron-sized lithium-transition metal oxides. The U.S. patents expire in 2020, 2021 and 2022. Two new patent applications have been filed recently.

Competition

Advanced Lithium Ion Batteries. We are not aware of any commercial products available with the same characteristics as our nano-structured LTO and our NanoSafe nanoTitanate batteries and battery packs. A competitor company has recently announced an advanced Li-Ion battery. This battery appears to have some advantages over other types of common Li-Ion batteries, but still lacks the life, extreme safety, and other features that distinguish NanoSafe batteries from the competition. In addition, we believe, many large companies, such as automobile manufacturers, are attempting to develop lithium ion batteries that are suitable for high-power applications such as hybrid electric vehicles and plug-in hybrid electric vehicles. Many of these companies have significant human and financial resources, a well-known brand name, existing distribution channels and other advantages over us. Were such companies to develop a product technology with features that are similar or superior to those of our NanoSafe nanoTitanate batteries, that company would have a significant competitive advantage.

Existing Technologies. Lead acid, NiCd, and NiMH batteries presently dominate our target markets. Lead acid batteries are used everyday by anyone who drives an automobile or operates a wheel chair, electric scooter or golf cart. They are also the battery-of-choice for uninterruptible power supplies. Lead acid batteries are an inexpensive, relatively simple to manufacture, mature, reliable technology that possesses a relatively low self discharge rate, and the modern sealed versions need little or no maintenance. However, lead acid batteries are quite heavy, giving them very poor weight to energy and power ratios, which limit practical use to stationary and wheeled applications. They also suffer from long recharge times and relatively low energy capacities and cannot be stored for long periods in a discharge state without service-life failure. In addition, they possess a very limited deep discharge cycle life, and thermal runaway can occur with improper charging. The highly toxic metal, lead, and highly corrosive sulfuric acid in lead acid batteries render them environmentally unfriendly.

NiCd batteries are inexpensive and fairly rugged, have the longest cycle life of currently available rechargeable battery types, work best on deep discharge cycles and accept recharge at moderately fast rates; however, charging rates must be reduced by a factor of 5 to 10 at temperatures below 0°C (32°F) and above 30°C (86°F). On the other hand, NiCd batteries suffer from relatively low energy density and relatively high self-discharge rates necessitating re-charge after moderate periods of storage. More seriously, NiCd batteries are exceedingly environmentally unfriendly. The metal cadmium is toxic and can cause several acute and chronic health effects in humans, including cancer. As a result, NiCd usage is being severely restricted and/or phased-out altogether by some countries.

The metal hydride used in NiMH technology is a direct replacement for cadmium in NiCd batteries. Thus, NiMH batteries share and improve upon the attributes of NiCd batteries, yet introduce problems of their own. On the positive side, NiMH batteries improve upon the energy capacity and power capabilities of NiCd (for the same size cell) by 30% to 40%. Since they contain only mild toxins, NiMH batteries are more environmentally friendly than both lead acid and NiCd batteries. Like NiCd batteries, NiMH batteries can be charged in about 3 hours. Charging rates must be reduced by a factor of 5 to 10 at temperatures below 0°C (32°F) and above 40°C (104°F). NiMH batteries suffer from poor deep cycle ability, possessing a recharge capability of the order of 200 to 300 cycles. While NiMH batteries are capable of high power discharge, dedicated usage in high current applications limits cycle life even further. Shelf life is poor, on the order of three years. As noted above, NiCd batteries possess high self-discharge rates, but this problem is exacerbated by up to 50% in NiMH systems. NiMH batteries are intolerant to elevated temperature and, as a result, performance and capacity degrade sharply above room temperature. The most serious issue with NiMH involves safety accompanying recharge. The temperature and internal pressure of a NiMH battery cell rises sharply as the cell nears 100% state of charge, necessitating the inclusion of complex cell monitoring electronics and sophisticated charging algorithms in order to prevent thermal runaway. While NiMH technology is gaining prominence within the electric vehicle (EV) market and dominates the hybrid electric vehicle market, this gain is placing pressures on the limited supply of nickel, potentially rendering the technology economically infeasible for these applications as the demand continues to rise.

Of all of the available metals for use as a basis for practical batteries, lithium is the most reactive and least dense, allowing for batteries with high specific energy. Conventional lithium ion batteries exhibit voltages of about 3.6V as compared to about 1.2V for NiCd and NiMH and 2.0V for lead acid. There is a relationship between power P, voltage V and current I. This relationship is best summarized by this formula: P=IV. Power is also defined as the time rate of energy transfer; thus higher voltages typically lead to larger power and / or energy densities. Lithium ion batteries are stable, charge somewhat rapidly (in hours), exhibit low self-discharge, and require very little maintenance. Except as explained below, the safety, cycle life (about 300 to 400 cycles), calendar life (about 3 years), environmental impact and power of lithium ion batteries is comparable to those of NiMH and NiCd batteries.

Conventional, graphite-based, lithium ion batteries are the batteries of choice in small electronics, such as cell phones and portable computers, where high energy and light weight are important. These same attributes are desired for electric vehicle, hybrid electric vehicle, power tool and uninterruptible power supply markets. However, these applications are principally high power demand applications and/or pose other demands on usage, such as extremes of temperature, need for short recharge times, high proportional (to stored energy) current rates and even longer extended lifetimes. Because of safety concerns related principally to the presence of graphite, conventional graphite-based lithium ion batteries sufficiently large for such power uses are considered unsafe. In addition, current lithium ion technology is capable of about 300 to 400 cycles and has a life of about 3 years, whereas the vehicles in which they are used have lifetimes as long as 10 to 15 years and require many hundreds, even thousands, of charge/discharge cycles. Conventional lithium ion batteries also do not function well at extremely hot or cold temperatures.

Life Sciences

RenaZorb® Products

RenaZorb is a highly active, lanthanum-based nanomaterial with low intestinal solubility and excellent in-vitro phosphate binding. Animal testing of RenaZorb has been conducted in dogs, cats and rats; however, no human tests have yet been conducted. Based upon our initial laboratory and animal testing, we believe that RenaZorb may offer the following advantages over competing products:

•	Lower dosage requirements because of better phosphate binding per gram of drug compared with existing or currently proposed drugs;
•	Fewer and less severe side effects because of less gassing and lower dosage; and
•	Better patient compliance because of fewer and smaller tablets.

In all animal testing conducted on RenaZorb, which to date included three separate testing protocols, no adverse side effects were reported. In all testing, RenaZorb was administered to the animals by mixing the drug with the food they eat. In no case was there any reduction in the amount of food the animals consumed when RenaZorb was mixed with the food. The drug appears to be tasteless.

Target Markets

Our pharmaceutical product RenaZorb was developed to treat elevated phosphate levels in human patients with chronic kidney disease, especially in patients with end stage renal disease. According to information published by AnorMED, the worldwide market for phosphate binders for chronic renal failure patients is approximately $400 million to $600 million annually.

Research, Testing and Development

In the second quarter of 2002, we initiated research and development efforts directed toward the utilization of nanomaterials in the pharmaceuticals industry. In July 2002, we announced the development of a new active pharmaceutical ingredient, or API, for the treatment of hyperphosphatemia (elevated serum phosphate levels) in patients undergoing kidney dialysis, as well as a new drug delivery system using inorganic ceramic nanomaterials. This API, given the name RenaZorb, showed excellent capacity for phosphate removal in laboratory tests using standard in-vitro (laboratory) procedures.

In January 2005, we signed a license agreement with Spectrum Pharmaceuticals, Inc., which grants Spectrum exclusive worldwide rights to develop, market and sell RenaZorb. Upon signing the license agreement, Spectrum issued to us 100,000 restricted shares of their common stock, purchased 38,314 restricted shares of our common stock at the then current market value of $2.61 per share, and also paid us $100,000 in connection with the license agreement. In June 2006, Spectrum issued to us 100,000 restricted shares of their common stock at the then current market value of $3.88 per share in connection with the first milestone payment due upon demonstration of satisfactory lanthanum serum levels. An additional 40,000 shares were issued in payment of research and development services provided by us. Additional payments by Spectrum are contingent upon the achievement of various milestones in the testing, regulatory approval and sale of RenaZorb.

Additional, contingent consideration under the license agreement may include the following:

•  purchases of a specified dollar amount of common stock of the Company at a premium above market price upon the reaching of various milestones representing progress in the testing and obtaining of regulatory approval for RenaZorb;

•  milestone payments upon obtaining approval from the FDA and similar regulatory agencies in Europe and Japan to market RenaZorb;

•  milestone payments as certain annual net sales targets are reached;

•  royalty payments based upon a percentage of net revenue from sales of RenaZorb in each country (subject to adjustment for combined products and in other circumstances) as long as patents applicable to that country remain valid; and

•  technology usage payments thereafter until generic competition emerges.

Assuming the testing, development and regulatory approvals of RenaZorb proceed at the rate we expect, the aggregate value of all the first year payments and all potential stock premiums, milestone payments and other payments to us over the first 5-7 years of the license agreement could reasonably range between $9 million and $14 million. Assuming a drug containing RenaZorb receives timely regulatory approval, the market for phosphate controlling drugs continues to grow at projected rates, and the product becomes a leader in the market place, the total revenues to the Company over the life of the license agreement could exceed $100 million.

RenaZorb must undergo animal and human testing and receive approval from the FDA in the U.S. and similar regulatory bodies in other parts of the world before it can be approved for marketing. Human testing typically takes 1 to 2 years and, if merited by the results of human testing, the process of seeking U.S. regulatory approval typically takes between 3 and 5 years; however, timing for FDA and other regulatory approval of drug candidates is unpredictable. Spectrum, with technical assistance from Altair, is responsible for the clinical testing and other activities necessary to obtain regulatory approval of RenaZorb. Spectrum has begun the process of information and data collection and presentation required to file an investigational new drug application with the FDA, which is the first stage of seeking regulatory approval and is expected to occur during 2007.

 Proprietary Rights

We have applied for patent protection for the manufacture of RenaZorb and a wide range of similar compounds for the application as an orally administered phosphate binder for patients suffering from end stage renal disease. These patent applications are “Rare earth metal compounds, methods of making and methods of using the same,” “Devices for removing phosphate from biological fluids,” “Processes for making rare earth metal oxycarbonates” and “Rare-earth metal composites for treating hyperphosphatemia and related methods.”

Competition

Existing phosphate binders include Tums antacid, which contains calcium carbonate, as well as aluminum hydroxide-based products such as Gaviscon manufactured by Glaxo Smith Kline, both of which are available over the counter. Renagel manufactured by Genzyme, is available only by prescription. In addition, Fosrenol, another lanthanum based active pharmaceutical agent developed by Shire Pharmaceuticals of the UK, is available only by prescription.

While over-the-counter phosphate binders are relatively inexpensive, they have several disadvantages. In high doses, calcium carbonate-containing phosphate binders such as Tums may cause increased blood pressure and increased risk of cardiovascular disease and are generally not recommended for long-term use by dialysis patients. With prolonged use, aluminum hydroxide-based phosphate binders, such as Gaviscon, may cause toxic neurological effects and are generally avoided by physicians. Aluminum dementia has been widely reported in kidney dialysis patients using these products.

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

Fosrenol was introduced in the United States in January 2005 and, according to a Shire Pharmaceutical Group news release dated February 20, 2007, has increased its average share of the total US phosphate binding market to 9% during 2006 from 7% in 2005. Worldwide sales of Fosrenol during 2006 reportedly totaled $44.8 million, with US sales reportedly being $40.2 million. Fosrenol is marketed as large chewable tablets with a proposed dosage of 1.5 to 3.0 grams active drug per day, RenaZorb, which is nanotechnology based, is expected to be developed in a tablet dosage form with a projected dosage of 0.6 to 3.0 grams API per day. Although we have done no human testing on RenaZorb, we believe RenaZorb has the potential for fewer side effects, lower cost and better patient compliance. We base these possible advantages upon in vitro testing conducted by Altair in which RenaZorb was compared to lanthanum carbonate tetrahydrate, the API in Fosrenol Our in vitro testing showed that RenaZorb binds 30% more phosphate per gram of drug than LCTH, therefore requiring a lower dose. Lower dose often correlates well with a reduction of observed side effects in chemically related compounds. In all animal testing conducted on RenaZorb, which to date included three separate testing protocols; no adverse side effects were reported. In all testing, RenaZorb was administered to the animals by mixing the drug with the food they eat. In no case was there any reduction in the amount of food the animals consumed when RenaZorb was mixed with the food. The drug appears to be tasteless.

Renalan

Renalan is a highly active, lanthanum-based nanomaterial with low intestinal solubility and excellent in-vitro phosphate binding. Animal testing of RenaZorb/Renalan has been conducted in dogs, cats and rats. Based upon our initial laboratory and animal testing, we believe that Renalan may offer the following benefits:

•	Specifically targeted to address chronic kidney disease in companion animals
•	Palatable with normal food intake regime
•	Can be administered in powder form which can be mixed with the pet’s food

Target Markets

Renalan was developed to treat elevated phosphate levels in animals with chronic kidney disease. According to information published in the Textbook of Veterinary Internal Medicine by Stephen J. Ettinger, DVM and Edward C. Feldman, DVM, the dog chronic kidney disease population is variously estimated at between 0.5% and 7% of population, resulting in a worldwide chronic kidney disease population of between 0.75 million and 10.5 million dogs. They go on to state that the cat chronic kidney disease population is estimated at between 1.6% and 20% of total population, resulting in a worldwide chronic kidney disease population of between 2.8 million and 35 million cats. Using the rest of the data in their textbook and average life expectancy curves yields a worldwide cat chronic kidney disease population of approximately 4.2 million and a dog chronic kidney disease population of about 1.2 million.

Research, Development and Licensing

In May 2006, we entered into a collaborative research, license and commercialization agreement with the Elanco Animal Health Division of Eli Lilly and Company. Under the terms of the agreement, Elanco has exclusive rights to develop animal health products using our nanotechnology-based products. The agreement gives Altair specific rights with respect to the manufacture of these products for Elanco. Upon successful completion of proof of concept studies performed by Elanco for each nanotechnology-based product selected by the joint development committee, a $100,000 fee will be charged for the exclusive license rights to develop and commercialize each of these products. The proof of concept study relating to the first product, Renalan, was completed in December 2006 and the related license fee of $100,000 was received.

Other payments by Elanco under the contract are contingent upon the achievement of various milestones in the testing, regulatory approval and sale of each product selected for development and commercialization. Additional, contingent consideration under the license agreement may include the following:

•  milestone payments for each product that is submitted for regulatory acceptance in the United States, with additional fees due upon regulatory approval;

•  sublicense revenue based on a percentage of all payments and consideration received from third parties to whom Elanco has granted a sub-license;

•  royalty payments based upon a percentage of net sales on a product by product, country by country basis;

•  performance bonus based on cumulative net sales targets for each product: and

•  manufacturing royalties for each product that is manufactured by a 3rd party to be paid for the first three years that the product is sold or distributed.

Renalan must undergo animal testing and receive approval from the FDA in the U.S. and similar regulatory bodies in other parts of the world before it can be approved for marketing as a drug. The FDA approval process for companion animal use is expected to take two to three years to complete; however timing for FDA and other regulatory approval of drug candidates is unpredictable. Elanco, with technical assistance from Altair, is responsible for the clinical testing and other activities necessary to obtain regulatory approval of Renalan. Elanco has begun the process of information and data collection and presentation required to commence seeking regulatory approval, which is planned during 2007.

Proprietary Rights

We have filed one U.S. patent application for this product entitled “Compositions and methods for treating hyperphosphatemia in domestic animals.” Additionally, Renalan is a compound very similar to RenaZorb and is protected by the patent applications discussed under “RenaZorb” above.

Competition

In late 2005, Vetoquinol, a French animal health company, released Epakitin in the US. Vetoquinol positions Epakitin as a chitosan-based phosphate binder and uremic reducer for chronic kidney disease in dogs and cats. The product has not been on the market long enough to determine its market strength or effectiveness.

Secondary Products and Projects in Life Sciences in Progress

TiNano® Spheres

Our proposed chemical delivery system involves depositing active chemicals on or inside hollow spheres made of titanium dioxide and other metal oxide materials, including nanomaterials. Our hollow sphere structures may be able to deliver active chemicals or drugs in a sustained release fashion because the active component could be “mounted” on both the outside surface and inside the hollow ball structure. The dissolution and availability of the surface-mounted active component would likely be different than the active component inside the hollow spheres. Material inside the hollow structure would possibly be released more slowly compared to surface-mounted material. An additional potential feature of our nanomaterials-based hollow structures is that two different active substances could be mounted, one inside the hollow spheres and another on the surface. This allows the possibility for dual action pharmaceuticals to be developed using this technology.

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

Other Nanomaterials Research

In September 2006, the Nanomaterials characterization program was funded by $311,000 of the $2.5 million Department of Energy grant. This research will be conducted in collaboration with the University of California, Santa Barbara, or UCSB, to investigate the interaction of our nanomaterials with various non-aqueous environments. This research will focus on interaction mechanisms between cells and nanoparticles, with the goal of understanding how specific chemical, physical, and electrical properties of these nanoparticles influence that interaction. Our research with UCSB will examine a range of microbes that have environmental or societal importance. The results of this research are expected to provide the basis for both 1) predicting potential negative impacts of specific nanoparticle characteristics on the environment and human health and 2) developing novel antimicrobial agents and surface treatments that could defeat antibiotic-resistant strains of harmful microbes.

The AHP Division

We have named the portion of the nanomaterials and titanium dioxide pigment technology that was developed to produce high quality titanium dioxide pigment the Altair Hydrochloride Pigment process, or AHP. This package of technologies includes four US patents, trade secrets and know-how developed over nine years of research and development. The technology represents a comprehensive process to extract heavy minerals such as titanium from raw materials, produce a high quality titanium dioxide pigment and minimize environmental impact.

We believe that AHP is the first new, comprehensive technology to produce titanium dioxide pigment in over fifty years and takes advantage of new technologies to enable high quality pigment production. Titanium dioxide pigment is produced in bulk and is used principally as a whitener and opacifier for paper, plastics and paint. AHP uses a dense-phase crystal growth technique that controls crystal formation using a combination of mechanical, fluid dynamics, chemical and thermal control. A third party engineering study suggests that costs associated with this process will be lower than costs associated with alternative processes. All hydrochloric acid waste streams can be recycled to recover acid, and the waste solids generated from the purification process are easily manageable iron oxides.

Target Markets and Marketing Plans/Efforts

We intend to benefit from the AHP through technology license agreements with large materials companies under which we would receive royalties and other payments and, in certain situations, partner in the manufacture of pigment for sale. We do not anticipate being a manufacturer of pigments or competing directly in the pigment market without a substantial partner. Our market approach has been to target chemical manufacturing and mining companies who are addressing the market for high-grade titanium dioxide pigment.

Research, Testing, Development and Licensing Status

The AHP is substantially developed and, in a test environment, we are able to extract titanium from raw materials in order to produce a high quality titanium dioxide pigment. The AHP is not, however, a one-size-fits-all technology and needs to be customized to the particular needs of any potential application. This customization will generally involve various stages of testing and development tailored to the application’s specific needs. Such contractual arrangements may involve incremental payments and development services along the way but will lead to significant revenue only if a full-scale commercial titanium pigment production facility is constructed.

In January 2004, we entered into a license agreement with Western Oil Sands, Inc., or Western Oil, with respect to its possible use of the AHP for the production of titanium dioxide pigment and pigment-related products at the Athabasca Oil Sands Project in Alberta, Canada, and elsewhere. Upon execution of the agreement, we granted Western an exclusive, conditional license to use the AHP on heavy minerals derived from oil sands in Alberta, Canada. The agreement also contemplated a three-phase, five-year program pursuant to which the parties will work together to further evaluate, develop and commercialize the AHP. In the first phase of the program, which was extended through December 2006, we, along with Western Oil, evaluated the AHP to confirm that the AHP will produce pigment from oil sands and to complete a characterization study.

During December 2006, Western Oil requested an additional extension of phase one to allow them to perform additional characterization of the feedstock source prior to committing to phase two of the license agreement workscope. In light of the broad exclusive license granted to Western Oil in the initial agreement, we declined to extend the terms of the license in order to preserve our flexibility in other potential licensing arrangements that may not involve an exclusive license for Western Oil. Nonetheless, we continue to work with Western Oil, under a paid contract with approximately $830,000 of work remaining as of December 31, 2006, to assist them in various development activities associated with production of a pigment feedsource at a pilot plant located in our building. We also expect to discuss an alternative license with Western Oil and/or other partners commencing during the second or third quarter of 2007.

Proprietary Rights

We have been awarded four U.S. and 15 international patents protecting this technology including: 1) Processing titaniferous ore to titanium dioxide pigment, 2) Processing aqueous titanium chloride solutions to ultrafine titanium dioxide, 3) Processing aqueous titanium solutions to titanium dioxide pigment and 4) Method For Producing Mixed Metal Oxides and Metal Oxide Compounds. The U.S. patents expire in 2020 and 2021. Two new patent applications have also been filed recently.

Competition

Existing pigment production technologies are owned and guarded by the top tier producers that developed the technologies. Such producers typically do not grant licenses to competitors. As a result, companies seeking to enter into the pigment production business generally are required to use alternative technologies. Companies assessing the viability of our process to manufacture pigment from their resource are also evaluating alternatives, including producing mineral concentrates for sale to pigment producers and producing a high value synthetic rutile to be sold to pigment producers as feed stock. They may elect to commercialize either of these alternatives instead of producing pigment by the AHP. We believe there are no competing new technologies to produce titanium dioxide pigment.

The Performance Materials Division

The products and projects in our Performance Materials Division are all projects with either limited revenue potential or which are at an early state of research or development, but which provide, and may continue to provide, supplemental income and the potential of future products to us.

Air and Water Treatment

Our proprietary high-photocatalytic nano titanium dioxide product, irradiated by ultraviolet light, accelerates eradication of most airborne bacteria, viruses, mold, spores and fungi. Ultraviolet light has long been used in hospitals and other critical environments to kill bacteria, viruses and other contaminants and its benefits are proven and well known. The oxidizing effect produced by ultraviolet light and Altair’s nano titanium dioxide converts many chemical and biological contaminants into benign elements - carbon dioxide, water vapor and other materials.

Sample nano titanium dioxide products have been sold to several potential users for testing in air and water purification systems. The largest of these testing programs is being undertaken by Genesis Air, Inc., with devices being tested in dozens of poor air quality environments including casinos, meat packing plants, military quarters, bowling alleys and the like. The Genesis Air device is designed to fit into existing heating, ventilation and air conditioning systems.

Nanocheck is a lanthanum-based compound that can be used to treat recreational and industrial water for the removal of phosphates to arrest the growth of algae. It has no reported human health hazards and works effectively in existing filtration units without the need of purchasing additional equipment. We are in the process of marketing Nanocheck products to companies that already sell products into the recreational water treatment market - swimming pools and spas, both private and public. Nanocheck’s ability to bind with the phosphate in water and effectively “starve” the algae makes it an ideal adjunct to algaecide-based water treatment. As such, it is seen as line extension for the pool chemical suppliers. Potential customers tested Nanocheck during 2005 and 2006; however, these customers determined not to license and market the product. Different potential pool chemical suppliers have begun testing and continue to test market Nanocheck. If they elect to license the technology or purchase the products after completing testing, we expect to generate revenue in the form of royalties and in connection with our supply of key ingredients.

We have filed two U.S. patent applications for the application of Nanocheck entitled “Rare Earth Compositions and Structures for Removing Phosphates from Water” and “Ceramic structure for removing toxic elements from water.”

Advanced Performance Coatings

We have developed thermal spray grade nanomaterial powders that can be applied as a coating on the surface of metals by standard thermal “gunning” techniques. Our nanomaterials coatings possess enhanced toughness and increased hardness; these features contribute to superior abrasive wear resistance over the conventional coating of the same material. The nanomaterial coatings also demonstrate improved porosity over standard thermal spray powders making them more resistant to corrosive attack. We believe that improvements will enable longer periods between maintenance, repairs and examinations of these critical components, therefore improving the economics of the industrial application. Such thermal spray products could be used in a variety of harsh environment applications such as aerospace propulsion systems, blades and vanes, medical applications, textile and paper machinery, boilers for power plants, waste incinerators, oil and gas industry, etc.

In March 2006, we entered into a supply and distribution agreement with Sulzer Metco, a publicly-traded Swiss company involved in the design, manufacture and supply of thermal spray materials, equipment and integrated system solutions for the industrial market. Under the terms of the agreement, the companies are jointly selecting and managing the commercialization of licensed products comprising or incorporating our nano-structured titanium dioxide and nano-structured yttria stabilized zirconium oxide. When an Altair nano-structured powder is designated to be supplied under the agreement, Sulzer Metco has the right to be the exclusive distributor of that product in the spray coating field assuming that certain purchase and other commitments are met. We believe the market for each such product may be 2-5 tons annually in the near term with possible growth to as much as 20-30 tons per product annually in the future. In light of the limited size of the potential market, we do not expect these performance coatings to be a material source of revenue in the long term.

Our thermal spray grade powders are protected by U.S. Patent titled, “Processing aqueous titanium chloride solutions to ultrafine titanium dioxide,” which expires in 2020. We have also been issued a U.S. Patent titled “Process for making nano-sized zirconia” which expires on November 2, 2021.

Nanosensors Research Program

Since September 2003, pursuant to a teaming/research agreement with Western Michigan University funded by the Department of Energy, we have been engaged in the development of a technology used in the detection of chemical, biological and radiological agents. We generated approximately $15,000 in revenue through December 2006 as part of this program. In August 2006, $981,000 of the $2.5 million Department of Energy research grant received by Altair and its partners was allocated to the continuation of this program. Of this amount, we expect to receive $481,000 over the next twelve months, with the remaining $500,000 being earned by Western Michigan University under a subcontract. The workscope associated with this grant builds upon the accomplishments and progress made under the prior grants and will focus on increasing the signal strength and selectivity of the sensing devices developed. The ultimate goal is to develop a unique nanosensor-based platform for the error-free, “lab on a chip” detection of chemical, biological and radiological agents for hazard materials remediation and threat detection. During 2006, we developed a portable, hand held, sensing device and we are now developing a library of sensing molecules for identification of a multiplicity of agents.

In August 2006, we signed a subcontract with the University of Reno, Nevada to act as a subcontractor under a $1,095,000 grant awarded to them by the Department of Energy to continue development of nanosensors for the detection of chemical, biological and radiological agents. This subcontract provides for total payments to Altair of $250,000 over a 12-month period. This project is an outgrowth of, and builds on the research initiated with, the Western Michigan University program. The overall workscope of this project will focus on homeland security applications relating to novel fluorescent and electroluminescent receptor molecules. Our role in the overall project is intended to be the synthesis and development of suitable lanthanum and other metal-based nanoparticles for initiating reactions between target chemical and radiological agents.

Hydrogen Generation using Solar Energy and Water

In November 2004, we entered into an agreement with the University of Nevada, Las Vegas Research Foundation to act as a subcontractor under a $3,000,000 grant awarded to them by the Department of Energy for joint research activities related to solar hydrogen production at a refilling station under development in Las Vegas. The agreement, which was effective through December 31, 2005, provided for payments to Altair of $400,000 for research and development work utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. In November 2005, we were notified that we would receive $750,000 under a grant award from the Department of Energy for collaborative research and development work beginning October 1, 2005 and continuing through December 2006. This grant has been extended through March 31, 2007 to allow for completion of the research activities with no adjustment to the original amount awarded. As of December 31, 2006, there was $202,892 of work remaining to be completed under this grant.

The development work is expected to involve, among other tasks, enhancement of the solar cell to be used at the proposed refilling station. The solar cell device converts light and water directly into hydrogen fuel in a highly efficient, renewable and carbon-free process using photo-catalytic nano-crystalline thin films to gather photons of incident light and convert them into electrons to directly split water into its constituent elements. As a result of this funding support, we have acquired several state-of-the-art systems for deposition and evaluation of thin films used to construct hydrogen generating solar cells. We continue to study iron-based oxide materials for solar cell applications utilizing the afore-mentioned systems, concentrating on enhancing film performance through addition of doping elements to the iron oxide films and exploring deposition methods to obtain the best sunlight-to-hydrogen conversion efficiencies.

Research and Development Expenses

Total research and development expenses were $10,077,231, $5,073,478, and $2,189,150 for the years ended December 31, 2006, 2005 and 2004, respectively, while research and development costs funded by customers were $2,897,859, $1,962,162, and $1,144,389 for the years ended December 31, 2006, 2005 and 2004, respectively.

Dependence on Significant Customers

During the year ended December 31, 2006, we recorded revenues from five major customers, each of which accounted for 10% or more of revenues. Revenues from Western Oil Sands, Inc. in the AHP Division were $1,111,697; Phoenix Motorcar, Inc. revenues of $825,000 and Department of Energy revenues of $347,904 in the AMPS Division; Spectrum Pharmaceuticals, Inc. revenues of $514,840 in the Life Sciences Division; and revenues from the UNLV Research Foundation of $416,687 in the Performance Materials Division.

Government Regulation

Most of our current and proposed activities are subject to a number of federal, state, and local laws and regulations concerning machine and chemical safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act. We also subject to laws governing the packaging and shipment of some of our products, including our NanoSafe nanoTitanate batteries. Such laws require that we take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, and reclaim processing sites and package potentially flammable materials in appropriate ways.

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

Environmental Regulation and Liability

Any proposed processing operation at our main operating facility in Reno, Nevada or any other property we use will be subject to federal, state, and local environmental laws. In addition, our cleanup efforts on the Tennessee mineral property have been, and will continue to be, subject to such environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered at any other property used by us, to the extent the substances are deemed by the federal and/or state government to be toxic or hazardous. Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of hazardous substances. We use hazardous substances in our testing and operations and, although we employ reasonable practicable safeguards to prevent any liability under applicable laws relating to hazardous substances, companies engaged in materials production are inherently subject to substantial risk that environmental remediation will be required.

Financial Information about Segments and Foreign Sales

Information with respect to assets, net sales, loss from operations and depreciation and amortization for the performance materials, life sciences, AHP and AMPS segments is presented in Note 17, Business Segment Information, of Notes to Consolidated Financial Statements in Part IV.

Information with respect to foreign and domestic sales and related information is presented in Note 17, Business Segment Information, of Notes to Consolidated Financial Statements in Part IV.

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

Altair US Holdings, Inc. was incorporated by Altair in December 2003 for the purpose of facilitating a corporate restructuring and consolidation of all U.S. subsidiaries under a U.S. holding company. At the completion of the corporate restructuring, Fine Gold, MRS, and Altairnano, Inc. (f/k/a Altair Nanomaterials, Inc.) were direct wholly-owned subsidiaries of Altair US Holdings, Inc., while Tennessee Valley Titanium, Inc. previously a wholly-owned subsidiary of MRS, has been dissolved.

Altair acquired Fine Gold in April 1994. Fine Gold has earned no operating revenues to date. Fine Gold acquired the intellectual property associated with the now defunct Altair jig, a fine particle separation device for use in minerals processing, in 1996.

Mineral Recovery Systems, Inc., or MRS, was incorporated by Altair in April, 1987 and was formerly known as Carlin Gold Company. MRS previously has been involved in the exploration for minerals on unpatented mining claims in Nevada, Oregon and California and the holding of mineral leases in Tennessee. Other than a single mineral lease related to the remediation site in Tennessee, MRS does not continue to hold any properties or leases. The wholly-owned subsidiary of MRS, Tennessee Valley Titanium, which never held any assets or operations, was dissolved on July 7, 2006.

Altair Nanomaterials, Inc. was incorporated in 1998 as a wholly-owned subsidiary of MRS and holds all of our interest in our nanomaterials and titanium dioxide pigment technology and related assets. Altair Nanomaterials Inc. was subsequently renamed Altairnano, Inc. on July 6, 2006.

Corporate History

Altair Nanotechnologies Inc. was incorporated under the laws of the Province of Ontario, Canada in April 1973 for the purpose of acquiring and exploring mineral properties. It was redomesticated in July 2002 from the Business Corporations Act (Ontario) to the Canada Business Corporations Act, a change that causes Altair to be governed by Canada's federal corporate statute. The change reduced the requirement for resident Canadian directors from 50% to 25% of the board of directors, which gives us greater flexibility in selecting qualified nominees to our board.

During the period from inception through 1994, we acquired and explored multiple mineral properties. In each case, sub-economic mineralization was encountered and the exploration was abandoned.

Since 1996, we have leased mineral property near Camden, Tennessee and owned the rights to the Altair jig. However, we have terminated our leases on all of the Tennessee mineral properties except for one and are limiting our expenditures on our centrifugal jig to patent maintenance expenses.

In November 1999, we acquired all the rights of BHP Minerals International, Inc., or BHP, in the nanomaterials and titanium dioxide pigment technologies and the nanomaterials and titanium dioxide pigment assets from BHP. We are employing the nanomaterials and titanium dioxide pigment technology as a platform for the sale of contract services, intellectual property licenses and for the production and sale of metal oxide nanoparticles in various applications.

We have experienced an operating loss in every year of operation. In the fiscal year ended December 31, 2006, we experienced a net loss of $17,200,283.

Employees

The business of Altair is currently managed by Dr. Alan J. Gotcher, President and Chief Executive Officer of the Company, Mr. Edward Dickinson, Chief Financial Officer and Dr. Bruce Sabacky, Chief Technology Officer. We have 77 additional regular employees. We have employment agreements with Messrs. Gotcher, Dickinson and Sabacky

During 2007, we may hire between 30 - 38 additional employees, primarily in research and development and operations. Such additional hiring, if it occurs, will be dependent upon business conditions.

Available Information

We file annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov

We make available, free of charge on our Internet website located at www.altairnano.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, we provide electronic or paper copies of its filings free of charge upon request.

Enforceability of Civil Liabilities Against Foreign Persons

We are a Canadian corporation, and three of our directors and our Canadian legal counsel are residents of Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

Forward-Looking Statements

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in Item 1A and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Item 1A. Risk Factors

An investment in our common shares and warrants involves significant risks. You should carefully consider the risks described in this Report before making an investment decision. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your investment. Some factors in this section are forward-looking statements.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $17,681,415 in 2006 and $10,481,853 in 2005. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable for the long-term, or even for any quarter.

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

Historically, a significant portion of our revenues has come from contract research services for businesses and government agencies. During the years ended December 31, 2006, 2005 and 2004, contract services revenues comprised 67%, 70%, and 99%, respectively, of our operating revenues. Contract services revenue is low margin and unlikely to grow at a rapid pace. Our business plan anticipates revenues from product sales and licensing, both of which are higher margin than contract services and have potential for rapid growth, increasing in coming years. If we are not successful in significantly expanding our revenues from higher margin products and services, our revenue growth will be slow, and it is unlikely that we will achieve profitability.

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

Because our products are generally components of end products, the viability of many or our products is tied to the success of third parties' existing and potential end products.

Few of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology are designed for direct use by the ultimate end user. Phrased differently, most of our products are components of other products. For example, our nano-structured LTO battery materials and NanoSafe batteries are designed for use in end-user products such as electric vehicles, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life science materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or fails to develop, the market for our component products would be expected to similarly contract or collapse. This would limit our ability to generate revenues and would harm our business and operations.

The commercialization of many of our technologies is dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

We do not have the expertise or resources to commercialize all potential applications of our nanomaterials and titanium dioxide pigment technology. For example, we do not have the resources necessary to complete the testing of, and obtain FDA approval for, RenaZorb and other potential life sciences products or to construct a commercial facility to use our titanium dioxide pigment production technology. Other potential applications of our technology, such as those related to our nano-structure LTO electrode materials, coating materials and dental materials, are likely to be developed in collaboration with third parties, if at all. With respect to these and substantially all other applications of our technology, the commercialization of a potential application of our technology is dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

•	we may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise on reasonable terms or at all;

•
our commercial partners may not place the same priority on a project as we do, may fail to honor contractual commitments, may not have the level of resources, expertise, market strength or other characteristic necessary for the success of the project, may dedicate only limited resources and/or may abandon a development project for reasons, including reasons, such as a shift in corporate focus, unrelated to its merits;

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

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and

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

During the past year, we have significantly increased our research and development expenditures in an attempt to accelerate the commercialization of certain products, particularly our nano-structured LTO electrode materials and NanoSafe battery systems. Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially as we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

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

•
The licensees may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by the licensee.

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

In August 2002, we entered into a purchase and sale agreement with BHP Minerals International Inc. to purchase the land, building and fixtures in Reno, Nevada where our nanomaterials and titanium dioxide pigment assets are located. In connection with this transaction, we issued to BHP a note in the amount of $3,000,000, at an interest rate of 7%, secured by the property we acquired. The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2008 through 2010. If we fail to make the required payments on the note, BHP has the right to foreclose and take the property. If this should occur, we would be required to relocate our primary operating assets and offices, causing a significant disruption in our business.

We may not be able to raise sufficient capital to meet future obligations.

As of December 31, 2006, we had approximately $27.2 million in cash, cash equivalents and short-term investments. As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

•	market factors affecting the availability and cost of capital generally;

•	the price, volatility and trading volume of our common shares;

•	our financial results, particularly the amount of revenue we are generating from operations;

•	the amount of our capital needs;

•	the market's perception of companies in one or more of our lines of business;

•	the economics of projects being pursued; and

•	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds.

If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities.

Our past and future operations may lead to substantial environmental liability.

Virtually any prior or future use of our nanomaterials and titanium dioxide pigment technology is subject to federal, state and local environmental laws. In addition, we are in the process of reclaiming mineral property that we leased in Tennessee. Under applicable environmental laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. If we incur any significant environmental liabilities, our ability to execute our business plan and our financial condition would be harmed.

Certain of our experts and directors reside in Canada and may be able to avoid civil liability.

We are a Canadian corporation, and three of our directors and our Canadian legal counsel are residents of Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

We are dependent on key personnel.

Our continued success will depend to a significant extent on the services of Dr. Alan J. Gotcher, our Chief Executive Officer and President, Edward Dickinson, our Chief Financial Officer, and Dr. Bruce Sabacky, our Chief Technology Officer. We have key man insurance on the lives of Dr. Gotcher and Dr Sabacky. We do not have agreements requiring any of our key personnel to remain with our company. The loss or unavailability of any or all of these individuals would harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

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

For example, on March 30, 2005, we received a letter of inquiry from the SEC requesting information relating to a press release we issued on February 10, 2005, in which we announced developments in a rechargeable battery technology that incorporates our lithium titanate battery materials. After providing the requested information, we received a follow up letter of inquiry dated August 2, 2005 requesting additional information related to our battery programs, emails of certain affiliates, certain transactions and recent earnings calls We provided the information to the SEC in a series of letters sent during September and October 2005. We have not been contacted by the SEC since providing all requested information in October 2005 or been notified of any ongoing activity or pending proceeding. The absence of any additional letters of inquiry related to the matter for an approximate 18 month period suggests to us that the inquiry may be completed; however, we have received no notice from the SEC with respect to the status of the inquiry and are uncertain as to its status. Based upon advice of counsel that the SEC frequently does not apprise a company whether an inquiry has been terminated or is ongoing, we expect to remain uncertain in the foreseeable future. Our response to the SEC inquiry diverted considerable financial and human resources, which harmed our ability to execute our business plan for a time, and leaves a level of uncertainty going forward, which may harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located at 204 Edison Way, Reno, Nevada 89502 in a building we purchased in August 2002. Our nanomaterials and titanium dioxide pigment assets are located in this building, which contains approximately 100,000 square feet of production, laboratory, testing and office space. We have pledged our corporate headquarters and associated land to secure a promissory note we issued to BHP Minerals International, Inc. in the amount of $3,000,000, at an interest rate of 7%. Payments of $600,000 plus accrued interest are due on February 8 of each of 2006 through 2010.

In addition, we lease an aggregate 8,199 square feet of office and laboratory space in the Flagship Enterprise Center Building located at 2701 Enterprise Drive in Anderson, Indiana under five separate leases. The space is used for the production of prototype batteries and battery cells. The initial lease was entered into in October 2005 for an initial term of three years with the option for subsequent one-year renewals. We have also entered into supplemental leases for additional office space on August 1, 2006 (an additional 1200 square feet; expires July 31, 2009 with a single one-year renewal term), September 1, 2006 (an additional 440 square feet; expires August 31, 2009 with a single one-year renewal term) February 1, 2007 (an additional 1,375 square feet, expires January 31, 2009 with a single one-year renewal term), and February 1, 2007 (an additional 440 square feet; expires August 31, 2009 with a single one-year renewal term). Total rent for the combined leased premises, including normal utilities, real estate taxes and common area fees is approximately $12,409 per month and scheduled to increase between 4% - 5% annually. This rent is net of a 20% rent subsidy offered by local government entities. In exchange for that rent subsidy, we have agreed that operations conducted at the leased premises will remain in Madison County, Indiana for at least three years after the expiration of the three-year subsidy period.

We also maintain a registered office at 360 Bay Street, Suite 500, Toronto, Ontario M5H 2V6. We do not lease any space for, or conduct any operations out of, the Toronto, Ontario registered office.

Based on the volume of orders received in early 2007, we plan to expand the current manufacturing facilities to meet the increased demand. In the event that alternative or additional office and manufacturing space is required, we believe we could obtain additional space on commercially acceptable terms.

We have terminated the mineral leases on all but the primary lease for our Tennessee mineral property that is subject to remediation. Remediation work on the properties has been completed and reviewed by the applicable regulatory authorities. Final inspections and full release is expected to occur in spring 2007. Future remediation costs are not expected to be significant.

Item 3. Legal Proceedings

We are not subject to any pending legal proceedings other than ordinary routine litigation incidental our business.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the 2006 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

Our common shares are traded on the NASDAQ Capital Market under the symbol "ALTI." The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported on our principal trading market at the time.

Fiscal Year Ended December 31, 2005	Low	High
1st Quarter	$1.93	$6.52
2nd Quarter	$2.53	$4.38
3rd Quarter	$2.40	$3.40
4th Quarter	$1.93	$2.82

Fiscal Year Ended December 31, 2006	Low	High
1st Quarter	$1.98	$3.74
2nd Quarter	$2.69	$4.21
3rd Quarter	$2.80	$3.82
4th Quarter	$2.52	$3.83

The last sale price of our common shares, as reported on the NASDAQ Capital Market on March 5, 2007, was $3.76 per share.

Outstanding Shares and Number of Shareholders

As of March 5, 2007, the number of common shares outstanding was 69,999,793 held by approximately 440 holders of record. In addition, as of the same date, we have reserved 411,836 common shares for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 3,256,525 common shares for issuance upon exercise of outstanding warrants.

Dividends

We have never declared or paid cash dividends on our common shares. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common shares in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. Security holders have approved all option plans. The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,278,222	$3.06	1,641,029
Equity compensation plans not approved by security holders	None	N/A	None
Total	3,278,222	$3.06	1,641,029

Recent Sales of Unregistered Securities

Except as previously reported, we did not sell any securities in transactions that were not registered under the Securities Act in the quarter ended December 31, 2006.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our common shares is Equity Transfer Services, Inc., Suite 420, 120 Adelaide Street West, Toronto, Ontario, M5H 4C3.

Canadian Taxation Considerations

Dividends paid on common shares owned by non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax on dividends under the Income Tax Act (Canada) (the “Act”) is 25%. However, Article X of the reciprocal tax treaty between Canada and the United States of America (the “Treaty”) generally limits the rate of withholding tax on dividends paid to United States residents to 15%. The Treaty further generally limits the rate of withholding tax to 5% if the beneficial owner of the dividends is a U.S. corporation that owns at least 10% of the voting shares of the Company.

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

A capital gain realized on the disposition of common shares by a person resident in the United States (“a non-resident”) will be subject to tax under the Act if the shares held by the non-resident are “taxable Canadian property.” In general, common shares will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the Common Stock in carrying on business in Canada or where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the Company, which were listed on a prescribed stock exchange, were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arms' length, or by any combination thereof. If common shares constitute taxable Canadian property, relief nevertheless may be available under the Treaty. Under the Treaty, gains from the alienation of common shares owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property (which includes rights to explore for or to exploit mineral deposits) situated in Canada.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the periods indicated The data is derived from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included herein. All amounts are stated in U.S. dollars.

For the Year Ended December 31,	2006	2005	2004	2003	2002

STATEMENTS OF OPERATIONS
Revenues	$4,323,960	$2,806,535	$1,151,892	$72,851	$253,495
Operating expenses	$(22,005,375)	$(13,288,388)	$(8,056,847)	$(5,858,061)	$(8,110,206)
Interest expense	$(171,500)	$(207,189)	$(194,180)	$(454,415)	$(1,151,388)
Interest income	$654,182	$750,306	$96,229	$1,879	$2,105
Gain (Loss) on foreign exchange	$(1,550)	$1,524	$626	$(193)	$(835)
Loss on extinguishment of debt	$-	$-	$-	$-	$(914,667)
Net Loss	$(17,200,283)	$(9,937,212)	$(7,002,280)	$(6,237,939)	$(9,921,496)
Basic and diluted net loss per
common share	$(0.29)	$(0.17)	$(0.14)	$(0.19)	$(0.40)
Cash dividends declared per
common share	$-	$-	$-	$-	$-

BALANCE SHEET DATA
Working capital	$25,928,376	$21,482,766	$7,663,264	$3,565,039	$(204,365)
Total assets	$43,120,573	$33,464,016	$15,547,021	$11,659,754	$8,914,405
Current liabilities	$(3,499,862)	$(2,427,543)	$(376,773)	$(397,141)	$(604,503)
Long-term obligations	$(1,800,000)	$(2,400,000)	$(2,880,311)	$(2,686,130)	$(3,905,040)
Net shareholders' equity	$(37,820,711)	$(28,636,473)	$(12,289,937)	$(8,576,483)	$(4,404,862)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into four divisions, an Advanced Materials and Power Systems Division, or AMPS, a Life Sciences Division, an Altair Hydrochloride Pigment Process Division, or AHP, and a Performance Materials Division. Our research, development, production and marketing efforts are currently directed toward four primary market applications that utilize our proprietary technologies:

•	AMPS
o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called lithium nanoTitanate batteries.
o	The design, development, and production of power our NanoSafe brand nanoTitanate battery cells, batteries, and battery packs as well as related design and test services.

•	Life Sciences
o
The co-development of RenaZorb, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.

o
The co-development of Renalan, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in animals suffering from chronic renal disease.

•	AHP: The marketing and licensing of titanium dioxide pigment production technology.

•
Advanced Materials: The testing, development, marketing and/or licensing of nano-structured ceramic powders for use in various application, such for advanced performance coatings, air and water purification systems, and nano-sensor applications.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology. In the near term, as we continue to develop and market our products and technology, contract services will continue to be a substantial component of our operating revenues. During the years ended December 31, 2006, 2005 and 2004, contract services revenues comprised 67%, 70%, and 99%, respectively, of our operating revenues. In the summary of our business below, we describe our various research products in connection with our description of the business segment to which each relates.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants. We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) agreements under which we provide laboratory space, and provide services, in connection with testing and development related to the use of our AHP to produce titanium dioxide pigment and pigment-related products from titanium-bearing oil sands, (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, (4) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, (5) produce battery packs, and (6) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization. In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications and we have made product sales consisting principally of battery packs and lithium titanate. Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation. Revenues from product sales, commercial collaborations and contracts and grants increased significantly in 2006 but operating expenses also increased as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts. Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our NanoSafe nanoTitanate battery materials to be a source of such higher-margin revenues. Consequently, during 2006, we continued to expand the scope of our AMPS Division by (1) hiring additional staff and increasing temporary personnel to handle production demand (2) leasing additional laboratory and production space in Indiana, and (3) acquiring test and production equipment.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
We must continue the development work on our nano-structured LTO electrode materials, produce sufficient quantities of batteries and battery cells for test purposes, obtain satisfactory test results and successfully market the materials. Toward that end, we have hired additional employees, have constructed test and production facilities and are purchasing equipment. Our intent is to initially market our nano-structured LTO electrode materials to the automotive industry where we must be able to demonstrate to prospective customers that our nano-structured LTO electrode materials offer significant advantages over existing technologies.

•
On January 9, 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. for NanoSafe nanoTitanate battery packs to be used in electric vehicles produced by Phoenix. Contemporaneously, Phoenix placed a firm purchase order for $1,040,000 in NanoSafe nanoTitanate battery packs and projected orders for 2007 of between $16 and $42 million for the remainder of 2007. The agreement provides Phoenix with limited exclusivity in the all electric vehicle market during a three-year period. In order to maintain exclusivity, Phoenix must purchase at least $16 million in battery packs during 2007. Phoenix must be successful in their business strategy and we must build and deliver battery packs on a scale we have never before achieved, in order to fully benefit from this purchase agreement.

•
Spectrum and Elanco must begin the testing and application processes necessary to receive FDA approval of our RenaZorb and Renalan products, respectively. Toward that end, we must manufacture RenaZorb and Renalan under pharmaceutical industry guidelines to augment such testing.

•
We have commenced and are continuing discussions with Western Oil Sands and other potential partners with regard to licensing our AHP pigment process. Successful completion of such discussions is integral to continuing development of AHP.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash and short-term investments increased from $23,054,074 at December 31, 2005 to $27,220,357 at December 31, 2006. On December 18, 2006, we sold 9,259,259 of our common shares for net proceeds to us of approximately $22.9 million. This increase was offset by cash used to fund operations and purchase fixed assets of approximately $18.9 million during 2006.

We intend to use these funds for working capital, capital expenditures, research and development activities and the acquisition of other technologies. Net cash used in operations was $14,437,783 in 2006, and we expect to remain at the same level in 2007 based upon budgeted revenues, expenditures, and cashflows. We currently have contracts in place that are expected to generate approximately $3,273,000 of revenues in 2007, and we expect to substantially add to this amount by entering into new contracts and increasing product sales. However, this increase in revenues will be dependent on our ability to secure customer contracts and successfully market our NanoSafe nanoTitanate batteries, nano-structured LTO, Nanocheck, thermal spray, and other products. During 2006, we continued making significant expenditures for our battery initiative, added staff and equipment for the manufacture of nanoparticle products, increased the capital investment in plant equipment relating to pigment process development and increased our sales and marketing efforts. In 2007, we intend to increase spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development. We estimate that our current cash and short-term investments balance is sufficient to support our operations for approximately two years based on 2007 budgeted cashflow projections.

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt. In light of our recent public offering and strategic private placement of securities, we do not presently have any plans to pursue additional debt or equity financing during 2007 but reserve the right to do so if deemed necessary in connection with an unexpected business opportunity or need. We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all. We have a single note payable in the original principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair. The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007. Future payments of principal and interest are due annually on February 8, 2008 through 2010.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$2,400,000	$600,000	$1,200,000	$600,000	$-
Interest on notes payable	420,000	168,000	210,000	42,000	-
Contractual Service Agreements	1,195,014	1,189,614	5,400	-	-
Facilities and Property Leases	408,868	221,321	187,547	-	-
Unfulfilled Purchase Orders	461,295	461,295	-	-	-
Total Contractual Obligations	$4,885,176	$2,640,229	$1,602,947	$642,000	$-

The major capital expenditures during 2006 were $1,705,000 for construction of dry rooms and purchase of equipment for the battery initiative, $1,721,000 for production equipment, $845,000 for pilot plant equipment associated with pigment development, $163,000 for equipment for the UNLV solar hydrogen project, and $109,000 of improvements and other capital expenditures at corporate headquarters. At December 31, 2006, we had $392,971 of outstanding commitments for capital additions, of which approximately 55% are for production equipment, and 34% are for equipment being purchased under the University of Las Vegas grant.

 In 2007, we plan to spend approximately $5.5 million on equipment and leasehold improvements primarily in the Life Sciences and AHP Divisions.

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

•
Long-Lived Assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At December 31, 2006, the carrying value of these assets was $11,701,867, or 27% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that an impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation. We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 9 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.

•
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable, in accordance with the Securities and Exchange Commission “Staff Accounting Bulletin No. 104 - Revenue Recognition in Financial Statements”.  During 2006, our revenues were derived from four sources: license fees, commercial collaborations, contract research and development and product sales.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

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

•
Deferred Income Tax. Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of December 31, 2006.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of December 31, 2006. Due to the significant increase in common shares issued and outstanding from 2004 through 2006, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carryforwards. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

Results of Operations

Fiscal Year 2006 vs. 2005

Revenues increased by $1,517,425 from $2,806,535 in 2005 to $4,323,960 in 2006, while operating expenses increased by $8,716,987, from $13,288,388 in 2005 to $22,005,375 in 2006. As a result, our loss from operations increased by $7,199,562, from $10,481,853 in 2005 to $17,681,415 in 2006.

Product sales increased from $149,373 in 2005 to $961,380 in 2006 due to our first sales of battery packs to Phoenix Motorcars, Inc. Of the 11 battery packs ordered, four were shipped and seven were billed and held by us based upon the written request of Phoenix, which complied with the revenue recognition criteria described in the Securities and Exhange Commission “Staff Accounting Bulletin No. 104 - Revenue Recognition in Financial Statements”.

Commercial collaborations revenues increased from $825,723 in 2005 to $1,420,151 in 2006 primarily due to $495,182 of increased billings to Western Oil Sands resulting from an amendment to their license and development agreement signed in October 2005 and an increase of $115,848 in RenaZorb development revenues paid by Spectrum Pharmaceuticals.

Contract and grant revenues increased from $1,136,439 in 2005 to $1,477,709 in 2006, principally as a result of billings of $746,438 under the $2.5 million Department of Energy Earmark that was effective in September 2006 and $66,266 under the $250,000 Indiana Advanced Energy Technologies Program grant awarded in November 2005. This increase was partially offset by a reduction in the revenues of $466,200 for the August 2004 subcontract with Western Michigan University that was fully expended in February 2006.

Research and development, or R&D, expense increased by $5,003,753, from $5,073,478 in 2005 to $10,077,231 in 2006. During 2006, the battery initiative, which was initially staffed in the fourth quarter of 2005, was expanded over the year to include three new employees and performance of the research to develop and improve our nano-structured LTO and cell design utilized in the NanoSafe nanoTitanate batteries. As a result, expenditures for the battery initiative increased by $2,707,214 in 2006. In addition, pre-production and commercialization costs relating to LTO increased by $992,038. We also increased our commitment to pigment process technology in 2006 by hiring a full time General Manager and developing a pilot plant, with a resulting increase in expenditures of $830,398. Expenditures for contract and grant work increased by $588,329 primarily as a result of the new $2.5 million Department of Energy earmark effective in September 2006. These increases were partially offset by decreases in other research and development activities.

Sales and marketing expenses increased by $339,018 from $1,539,765 in 2005 to $1,878,783 in 2006. Excluding the payment of a $500,000 fee in 2005 to RBC Capital Markets in connection with the RenaZorb licensing agreement, sales and marketing expenses increased by $839,018 in 2006. This increase reflects the addition of two positions on the sales team to focus on the Life Sciences and AMPS Divisions of $218,247, and expenses incurred of $620,771 to promote our “NanoSafe”nanoTitanate batteries installed in our prototype all electric vehicle and the expansion of general corporate marketing activities.

General and administrative expenses increased by $1,923,726, from $5,571,454 in 2005 to $7,495,180 in 2006. Stock based compensation expense, a non-cash item, increased by $1,539,788 as a result of implementing FAS 123 (R); we incurred approximately $401,484 of expenses associated with a flood at our headquarters in Reno, Nevada in January 2006; legal fees associated with patent work increased by $328,807; and payroll expense increased by approximately $140,700 due mainly to staff additions. These increases were partially offset by a decrease of $509,082 in Sarbanes Oxley compliance costs from 2005, the first year of implementation.

Interest income decreased by $96,124, from $750,306 in 2005 to $654,182 in 2006. On average a higher level of cash was available for investment in 2005.

Fiscal Year 2005 vs. 2004

Revenues increased by $1,654,643 in 2005, from $1,151,892 in 2004 to $2,806,535 in 2005, while operating expenses increased by $5,231,541. As a result, our loss from operations increased by $3,576,898, from $6,904,955 in 2004 to $10,481,853 in 2005.

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

R&D expense increased by $2,884,328, from $2,189,150 in 2004 to $5,073,478 in 2005. We made a significant resource commitment to the battery initiative project beginning in early 2005. During the fourth quarter of 2005, we hired thirteen employees with extensive scientific, engineering, manufacturing and marketing experience in the battery industry. As a result, expenditures for the battery initiative increased by $1,298,660 in 2005. We also increased our commitment to pigment process technology development with a resulting increase in expenditures of $256,914. Expenditures for contract and grant work increased primarily as a result of new grants received in late 2004 and in 2005. Expenditures under the National Science Foundation grant for development of advanced battery materials increased by $121,388 in 2005, expenditures under the UNLV Research Foundation grant for development of solar hydrogen generation cells increased by $170,412 and expenditures under the Western Michigan University grant for development of nanosensors increased by $59,690 in 2005. The scope of work under phase 1 of the Western Oil Sands contract was expanded in 2005 and we also constructed a pilot plant for the project. As a result, charges under the contract increased by $256,050 in 2005. In April 2005, we entered into a joint venture with Bateman Engineering NV to promote the development of the pigment process technology and we incurred $136,403 of expenses during the year in connection with the venture. The remaining increase in R&D expenditures of approximately $584,000 was incurred for management, facilities, equipment and other support functions for R&D.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Supplementary Data

The following Supplementary Financial Information for the fiscal quarters ended March 31, June 30, September 30 and December 31 in each of the years 2006 and 2005 was derived from our unaudited quarterly consolidated financial statements filed by us with the SEC in our Quarterly Reports on Form 10-Q with respect to such periods (except for 4th quarter data).

Supplementary Financial Information by Quarter, 2006 and 2005
(Unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006:
Revenues	$545,296	$1,056,828	$749,898	$1,971,938
Operating Expenses	$5,270,989	$4,985,237	$4,908,681	$6,840,468
Net Loss	$(4,560,064)	$(3,789,018)	$(4,054,686)	$(4,796,515)
Loss per Common Share: (1)
Basic and Diluted	$(0.08)	$(0.06)	$(0.07)	$(0.08)

Year Ended December 31, 2005:
Revenues	$1,027,580	$502,881	$585,405	$690,669
Operating Expenses	$3,325,584	$2,554,426	$2,939,565	$4,468,813
Net Loss	$(2,245,959)	$(1,919,078)	$(2,176,826)	$(3,595,349)
Loss per Common Share: (1)
Basic and Diluted	$(0.04)	$(0.03)	$(0.04)	$(0.06)

(1) Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share amounts does not necessarily equal the total for the year.

Financial Statements

The financial statements required by this Item appear on pages F-5 through F-27 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information called for by this item was previously reported on a Current Report on Form 8-K filed with the SEC on August 24, 2005, which discloses the termination of our engagement of Deloitte & Touche LLP, and on a Current Report on Form 8-K filed with the SEC on September 30, 2005, which discloses the engagement of Perry-Smith LLP as the Company’s accountants.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based upon this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2006. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - “Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Perry-Smith LLP, independent registered public accounting firm, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting. This attestation report appears on pages F-2 and F-3 of this report.

Changes In Internal Control Over Financial Reporting. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents Filed

1.	Financial Statements. The following Consolidated Financial Statements of the Company and Auditors’ Report are filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Former Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2006 and 2005

•	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2006

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2006

•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2006

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule. Not applicable.

Exhibit List.

See the Exhibit Index following the signature page hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

ALTAIR NANOTECHNOLOGIES INC.

By:	/s/ Alan J. Gotcher

Alan J. Gotcher, President and Chief Executive Officer Date: March 13, 2007

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Report. Each person whose signature to this Report appears below hereby constitutes and appoints Alan J. Gotcher and Edward Dickinson, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Report, and any and all instruments or documents filed as part of or in connection with this Form Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Alan J. Gotcher Alan J. Gotcher	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ Edward Dickinson Edward Dickinson	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2007

/s/ Michel Bazinet Michel Bazinet	Director	March 13, 2007

/s/ Jon N. Bengtson Jon N. Bengtson	Director	March 13, 2007

/s/ James I. Golla James I. Golla	Director	March 13, 2007

/s/ George Hartman George Hartman	Director	March 13, 2007

/s/ Christopher E. Jones Christopher E. Jones	Director	March 13, 2007

/s/ Pierre Lortie Pierre Lortie	Director	March 13, 2007

Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.**
3.2	Bylaws	Incorporated by reference to the Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 10, 2005. **
4.1	Form of Common Stock Certificate	Incorporated by reference to Registration Statement on Form 10-SB filed with the SEC on November 25, 1996. **
4.2	Amended and Restated Shareholder Rights Plan dated October 15, 1999, between the Company and Equity Transfer Services, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 1999. **
10.1	Altair International Inc. Stock Option Plan adopted by shareholders on May 10, 1996	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-33481 filed with the SEC on July 11, 1997.
10.2	1998 Altair International Inc. Stock Option Plan adopted by Shareholders on June 11, 1998	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.3	Altair Nanotechnologies Inc. 2005 Stock Incentive Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-125863, filed with the SEC on June 16, 2005.
10.4	Installment Note dated August 8, 2002 (re Edison Way property)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-102592, filed with the SEC on February 7, 2003.
10.5	Trust Deed dated August 8, 2002 (re Edison Way property)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-102592, filed with the SEC on February 7, 2003.
10.6	Employment Agreement of Edward Dickinson	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2006. **

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.7	Employment Agreement of Alan J. Gotcher, Ph.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2006.**
10.8	Employment Agreement of Bruce J. Sabacky	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2006**
10.9	License Agreement dated January 28, 2005 with Spectrum Pharmaceuticals, Inc.*	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2005.**
10.10	Letter Agreement dated February 11, 2005 between the Company and Maxim Group LLC	Incorporated by reference from the Current Report on Form 8-K filed by the Company on February 15, 2005. **
10.11	Subcontract between the UNLV Research Foundation and Altair Nanomaterials, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC August 15, 2005. **
10.12	Lease dated October 1, 2005 (Main Indiana Office) with Flagship Enterprise Center	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC November 14, 2005. **
10.13	Lease dated August 1, 2006 (Indiana Office Additional Space) with Flagship Enterprise Center	Filed herewith.**
10.14	Lease dated September 1, 2007 (Indiana Office Additional Space) with Flagship Enterprise Center	Filed herewith.**
10.15	Addendum dated February 1, 2007 (re Indiana Office Additonal 440 sq ft. Space) with Flagship Enterprise Center	Filed herewith.**
10.16	Addendum dated February 1, 2007 (re Indiana Office Additonal 1,375 sq ft. Space) with Flagship Enterprise Center	Filed herewith.**
10.17	Placement Agent Agreement with Cowen and Company, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2006. **
10.18	Purchase and Supply Agreement with Phoenix Motorcars, Inc.*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2007. **
10.19	Department of Energy Grant Agreement	Filed herewith.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.20	2007 Annual Executive Incentive Bonus Plan*	Filed herewith.
21	List of Subsidiaries	Incorporated by reference from Item 1 of this report.
23.1	Consent of Perry-Smith LLP	Filed herewith.
23.2	Consent of Deloitte & Touche LLP	Filed herewith.
24	Powers of Attorney	Included in the Signature Page hereof.
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

** SEC File No. 1-12497.

Altair Nanotechnologies Inc.
and Subsidiaries

Consolidated Financial Statements as of December 31, 2006 and 2005 and for Each of the Three Years in the Period Ended December 31, 2006 and Reports of Independent Registered Public Accounting Firms

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING	F-2-F-3

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-4

FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2006 and 2005	F-5

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2006	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2006	F-7-F-8

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2006	F-9-F-10

Notes to Consolidated Financial Statements	F-11-F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Altair Nanotechnologies, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Altair Nanotechnologies, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive gain (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors
Altair Nanotechnologies, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Altair Nanotechnologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(Continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive gain (loss), and cash flows for the year then ended and our report dated March 7, 2007 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altair Nanotechnologies Inc.
Reno, Nevada

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Altair Nanotechnologies Inc. and subsidiaries (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Altair Nanotechnologies Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Salt Lake City, Utah
March 7, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$12,679,254	$2,264,418
Investment in available for sale securities	14,541,103	20,789,656
Accounts receivable	1,624,825	602,168
Product Inventories	169,666	-
Prepaid expenses and other current assets	413,390	254,067
Total current assets	29,428,238	23,910,309

Investment in Available for Sale Securities	1,306,420	423,000

Property, Plant and Equipment, net	11,229,406	8,169,445

Patents, net	805,248	890,062

Notes Receivable	330,000	-

Other Assets	21,261	71,200

Total Assets	$43,120,573	$33,464,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,533,047	$808,905
Accrued salaries and benefits	840,219	709,349
Accrued liabilities	526,596	309,289
Note payable, current portion	600,000	600,000
Total current liabilities	3,499,862	2,427,543

Note Payable, Long-Term Portion	1,800,000	2,400,000

Total Liabilities	5,299,862	4,827,543

Commitments and Contingencies (Notes 9, 13 and 15)

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
69,079,270 and 59,316,519 shares issued and
outstanding at December 31, 2006 and December 31, 2005	115,989,879	92,126,714
Additional paid in capital	2,002,220
Accumulated deficit	(80,353,188)	(63,152,905)
Deferred compensation expense	-	(165,336)
Accumulated other comprehensive gain/(loss)	181,800	(172,000)

Total Stockholders' Equity	37,820,711	28,636,473

Total Liabilities and Stockholders' Equity	$43,120,573	$33,464,016

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year Ended December 31,
	2006	2005	2004
Revenues
License fees	$464,720	$695,000	$-
Product sales	961,380	149,373	7,503
Commercial collaborations	1,420,151	825,723	552,499
Contracts and grants	1,477,709	1,136,439	591,890
Total revenues	4,323,960	2,806,535	1,151,892
Operating Expenses
Cost of product sales	1,034,431	69,489	1,361
Research and development	10,077,231	5,073,478	2,189,150
Sales and marketing	1,878,783	1,539,765	335,221
General and administrative	7,495,180	5,571,454	4,626,562
Depreciation and amortization	1,519,750	1,034,202	904,553
Total operating expenses	22,005,375	13,288,388	8,056,847
Loss from Operations	(17,681,415)	(10,481,853)	(6,904,955)
Other Income (Expense)
Interest expense	(171,500)	(207,189)	(194,180)
Interest income	654,182	750,306	96,229
(Loss)/gain on foreign exchange	(1,550)	1,524	626
Total other income (expense), net	481,132	544,641	(97,325)

Net Loss	$(17,200,283)	$(9,937,212)	$(7,002,280)

Loss per common share - Basic and diluted	$(0.29)	$(0.17)	$(0.14)

Weighted average shares - Basic and diluted	59,709,487	57,766,557	48,677,283

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

						Accumulated
					Deferred	Other
			Additional		Compen-	Compre-
	Common Stock		Paid In	Accumulated	sation	hensive
	Shares	Amount	Capital	Deficit	Expense	Gain (Loss)	Total

BALANCE, JANUARY 1, 2004	43,188,362	$54,789,896	$-	$(46,213,413)	$-	$-	$8,576,483

Stock options issued to non- employees	-	270,560	-	-	-	-	270,560
Modification of stock options
issued to employee	-	39,000	-	-	-	-	39,000
Variable accounting on stock options	-	136,212	-	-	-	-	136,212
Shares issued for services	200,000	413,000	-	-	-	-	413,000
Exercise of stock options	561,900	902,109	-	-	-	-	902,109
Exercise of warrants	5,825,432	8,954,853	-	-	-	-	8,954,853
Net Loss	-	-	-	(7,002,280)	-	-	(7,002,280)

BALANCE, DECEMBER 31, 2004	49,775,694	$65,505,630	-	$(53,215,693)	-	-	$12,289,937

Comprehensive loss:
Net loss	-	-	-	(9,937,212)	-	-	(9,937,212)
Other comprehensive loss,
net of taxes of $0	-	-	-	-	-	(172,000)	(172,000)
Comprehensive loss:							(10,109,212)
Modification of stock options
issued to employees	-	56,060	-	-	-	-	56,060
Variable accounting on stock
options	-	297,138	-	-	-	-	297,138
Exercise of stock options	1,204,500	1,828,900	-	-	-	-	1,828,900
Exercise of warrants	3,201,511	4,828,567	-	-	-	-	4,828,567
Issuance of restricted stock	96,500	272,155	-	-	(272,155)	-	-
Amortization of deferred							-
compensation expense	-	-	-	-	106,819	-	106,819
Common stock issued, net of
issuance costs of $2,081,989	5,038,314	19,338,264	-	-	-	-	19,338,264

BALANCE, DECEMBER 31, 2005	59,316,519	$92,126,714	$-	$(63,152,905)	$(165,336)	$(172,000)	$28,636,473

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

						Accumulated
					Deferred	Other
			Additional		Compen-	Compre-
	Common Stock		Paid In	Accumulated	sation	hensive
	Shares	Amount	Capital	Deficit	Expense	Gain (Loss)	Total

BALANCE, DECEMBER 31, 2005	59,316,519	$92,126,714	$-	$(63,152,905)	$(165,336)	$(172,000)	$28,636,473

Comprehensive loss:
Net loss	-	-	-	(17,200,283)	-	-	(17,200,283)
Other comprehensive income,
net of taxes of $0	-	-	-	-	-	353,800	353,800
Comprehensive loss	-	-	-	-	-	-	(16,846,483)
Share-based compensation	-	281,514	2,002,220	-	-	-	2,283,734
Exercise of stock options	189,449	347,653	-	-	-	-	347,653
Exercise of warrants	236,168	455,670					455,670
Issuance of restricted stock	77,875	-	-	-	-	-	-
Elimination of deferred
compensation expense (upon
adoption of new accounting
standard)	-	(165,336)	-	-	165,336	-	-
Common stock issued, net of
issuance costs of $2,056,336	9,259,259	22,943,664					22,943,664

BALANCE, DECEMBER 31, 2006	69,079,270	$115,989,879	$2,002,220	$(80,353,188)	$-	$181,800	$37,820,711

(concluded)
See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(17,200,283)	$(9,937,212)	$(7,002,280)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,519,750	1,034,202	904,553
Variable accounting on stock options	-	297,138	136,212
Securities received in payment of license fees	(529,620)	(595,000)	-
Amortization of discount on note payable	-	119,689	194,182
Share-based compensation	2,283,734	162,880	309,560
Shares issued for services	-	-	413,000
Loss on disposal of fixed assets	107,276	81,203	34,716
Changes in operating assets and liabilities:
Accounts receivable, net	(1,022,657)	(102,569)	(486,275)
Product inventories	(169,666)	-	-
Prepaid expenses and other current assets	(159,323)	(71,472)	(103,408)
Notes receivable	(330,000)	-	-
Other assets	49,939	(53,000)	-
Trade accounts payable	664,890	507,978	(4,225)
Accrued salaries and benefits	130,870	554,791	56,371
Accrued liabilities	217,307	168,104	(72,514)

Net cash used in operating activities	(14,437,783)	(7,833,268)	(5,620,108)

Cash flows from investing activities:
Sale of available for sale securities	30,150,000	6,300,000	-
Purchase of available for sale securities	(23,901,446)	(27,089,656)	-
Purchase of property and equipment	(4,542,921)	(2,466,230)	(748,680)

Net cash provided by (used in) investing activities	1,705,633	(23,255,886)	(748,680)

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Issuance of common shares for cash, net of
issuance costs	$22,943,663	$19,338,262	$-
Proceeds from exercise of stock options	347,653	1,828,900	902,109
Proceeds from exercise of warrants	455,670	4,828,567	8,954,853
Payment of notes payable	(600,000)	-	-

Net cash provided by financing activities	23,146,986	25,995,729	9,856,962

Net increase (decrease) in cash and cash equivalents	10,414,836	(5,093,425)	3,488,174

Cash and cash equivalents, beginning of period	2,264,418	7,357,843	3,869,669

Cash and cash equivalents, end of period	$12,679,254	$2,264,418	$7,357,843

Supplemental disclosures:
Cash paid for interest	$105,000	None	None

Cash paid for income taxes	None	None	None

Supplemental schedule of non-cash investing and financing activities:
For the year ended December 31, 2006:
- We issued 77,875 shares of restricted stock to employees and directors having a fair value of approximately $281,000 for which no cash will be received.
- We made property and equipment purchases of $59,252 which are included in trade accounts payable at December 31, 2006.
- We had unrealized gains on available for sale securities of $353,800.

For the year ended December 31, 2005:
- We made property and equipment purchases of $219,897 which are included in trade accounts payable at December 31, 2006.
- We issued 96,500 shares of restricted stock to employees and directors having a fair value of $272,155 for which no cash will be received.
- We had an unrealized loss on available for sale securities of $172,000.

For the year ended December 31, 2004:
- None
(concluded)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(Expressed in United States Dollars)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business — We are a Canadian company, with principal assets and operations in the United States of America, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology. Our primary facilities are located in Reno, Nevada, of approximately 100,000 square feet, and in Anderson, Indiana, of approximately 8,000 square feet.

Principles of Consolidation — The consolidated financial statements include the accounts of Altair Nanotechnologies Inc. and its subsidiaries which include (1) Altair US Holdings, Inc., (2) Mineral Recovery Systems, Inc. (“MRS”), (3) Fine Gold Recovery Systems, Inc. (“FGRS”), and (4) Altairnano, Inc. (“ANI”), (collectively referred to as the “Company”), all of which are 100% owned. All of the subsidiaries are incorporated in the United States of America. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation — The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $17,200,283, $9,937,212 and $7,002,280, respectively. At December 31, 2006 and 2005, we had stockholders’ equity of $37,820,711 and $28,636,473, respectively.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities (common stock, convertible debentures, stock options and warrants), and debt (term notes). Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales and funding through anticipated option and warrant exercises will be sufficient to enable us to continue as a going concern through mid-2008.

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

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) — Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments that are highly liquid and have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments that do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale.

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. At December 31, 2006 and 2005, we had cash deposits of approximately $3.0 million and $1.9 million, respectively, in excess of FDIC insurance limits.

Investment in Available for Sale Securities (long-term) — Investments acquired with the intent to hold for more than one year are classified as long-term investments. Available for sale securities (long-term) includes publicly-traded equity investments which are classified as available for sale and recorded at market value using the specific identification method Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Accounts Receivable — Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses. We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss. The allowance for doubtful accounts at December 31, 2006 is $62,185. As of December 31, 2005 and December 31, 2004, Management determined that all amounts due were fully collectible accordingly; no allowance was booked in those years. Actual losses related to collection of accounts receivable for the years ended December 31, 2006, 2005 and 2004 were insignificant.

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

Notes Receivable (long-term) - Notes receivable consists of amounts due from customers for services and product sales, net of an allowance on notes receivable. We determine an allowance on notes receivable based on a review of the customer’s financial status performed on a bi-annual basis. Notes receivable are also reviewed to determine if discounts are required to be booked for notes that are not issued at prevailing market rates. At December 31, 2006, no allowance or discounts were required to be recorded. Interest income is calculated and recognized according to the contractual terms of the notes receivable. In the event an allowance on notes receivable is required or the note is in default, the accrual of interest income will be discontinued. The accrual of interest income resumes if the customer’s financial status indicates that collection is likely or the default is cured.

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

Stock-Based Compensation — As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Accounting for Stock-Based Compensation. Under the provisions of SFAS 123 (R), we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB “Opinion” No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation.

We have made the transition to SFAS 123 (R) using the modified prospective method. Under the modified prospective method, SFAS 123 (R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered.  The compensation cost relating to unvested awards at January 1, 2006 is based on the grant-date fair value of those awards. Under this method of implementation, no restatement of prior periods has been made.

As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $1,907,711 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the year ended December 31, 2006 would have been $(0.26), if the Company had not adopted Statement 123 (R), compared to reported basic and diluted earnings per share of $(0.29). We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. As a result, the implementation of SFAS 123 (R) did not impact the Statement of Cash Flows for the year ended December 31, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(9,937,212)	$(7,002,280)
Deduct: stock-based employee compensation
expense included in reported net loss, net
of $0 related tax effects	353,198	445,772
(Add): total stock-based employee compensation
expense determined under fair value based
method for all awards, net of $0 related tax effects	(1,502,731)	(1,536,945)

Pro forma net loss	$(11,086,745)	$(8,093,453)

Loss per common share (basic and diluted):
As reported	$(0.17)	$(0.14)
Pro forma	$(0.19)	$(0.17)

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

Revenue Recognition — We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable in accordance with the Securities and Exchange Commission “Staff Bulletin no. 104”.  Our revenues are derived from license fees, product sales, commercial collaborations and contracts and grants.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete. Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.

Overhead Allocation — Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development based on labor costs.

Net Loss per Common Share — Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented, as discussed in Notes 9 and 10, were included in the computation of diluted loss per share as they were antidilutive.  Stock options and warrants to purchase a total of 6,534,747, 4,097,756, and 7,865,431 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2006, 2005 and 2004, respectively.

Accumulated Other Comprehensive Gain/(Loss) — Accumulated other comprehensive gain/(loss) consists entirely of unrealized gain/(loss) on the investment in available for sale securities. The components of comprehensive loss for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
Net loss	$(17,200,283)	$(9,937,212)	$(7,002,280)
Unrealized gain (loss) on investment
in available for sale securities,
net of taxes of $0	353,800	(172,000)	-

Comprehensive loss	$(16,846,483)	$(10,109,212)	$(7,002,280)

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

Recent Accounting Pronouncements — On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). This Staff Position is not applicable since the Company historically has never generated a profit and tax deductions were never taken relating to stock-based compensation. The APIC pool balance will be established at such a time that the Company becomes profitable and all net operating loss carryforwards are either utilized or expired. We also have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The impact of income tax benefits related to equity-based compensation expense on the deferred tax assets, valuation allowance, and net operating losses will however, be disclosed in Note 13 - Income Taxes.

In June 2006, the FASB issued FASB interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 - Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Investment in available for sale securities (long-term) consists of 100,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock received in January 2005 and 140,000 shares received in June 2006. The 100,000 shares are eligible for resale under Rule 144. The 140,000 shares acquired in June 2006 are subject to a contractual provision preventing sale prior to June 2007. The Company currently intends to hold these investments indefinitely. The shares were received as payment of licensing and product improvement fees in connection with a license agreement for RenaZorb. Upon receipt, the shares were recorded at their market value as measured by their closing price on the NASDAQ Capital Market, resulting in a recorded basis of $1,138,200. At December 31, 2006, their fair value was approximately $1,320,000, representing an unrealized holding gain of approximately $181,800.

4.	INVENTORY

Inventory consisted of the following at December 31, 2006 and 2005:

	2006	2005

Work in Process	$112,500	$-
Demonstration Units	57,165	-
Total Product Inventories	$169,666	$-

As products reach the commercialization stage, the related inventory is recorded. The costs associated with products undergoing research and development are expensed as incurred. As of December 31, 2006 work in process consisted primarily of battery cells and modules in various stages of the manufacturing process.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Machinery and equipment	$13,198,410	$9,977,474
Building & improvements	3,319,806	2,430,952
Furniture, office equipment & other	548,368	377,716

Total	17,066,584	12,786,142
Less accumulated depreciation	(5,837,178)	(4,616,697)
Total property and equipment	$11,229,406	$8,169,445

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 totaled $1,434,935, $949,387, and $818,861, respectively.

6.	PATENTS

Patents consisted of the following at December 31, 2006 and 2005:

	2006	2005
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(712,488)	(627,674)
Total patents and patent applications	$805,248	$890,062

All patents are being amortized on a straight-line basis over their useful lives with a weighted average amortization period of approximately 16.5 years. Amortization expense was $84,814, $84,815 and $85,692 for the years ended December 31, 2006, 2005 and 2004, respectively. For each of the next five years, amortization expense relating to intangibles is expected to be approximately $85,000 per year.

7.	NOTES RECEIVABLE

On December 31, 2006, we received a $330,000 unsecured notes receivable from Phoenix Motorcars, Inc. (see Note 16) in connection with the sale of battery packs, which bears interest at 10.5%. The principal and interest are due by December 30, 2008 with no pre-payment penalty.

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2006 and 2005:

	2006	2005

Accrued interest	$154,000	$87,500
Accrued use tax	13,209	50,866
Accrued property tax	36,057	27,600
Accrued mineral lease payments	62,372	77,936
Accrued reclamation costs	14,410	20,500
Accrued straight line rent	42,143	13,279
Deferred revenue	194,391	10,150
Other	10,014	21,458
	$526,596	$309,289

9.	NOTES PAYABLE

Notes payable consisted of the following at December 31, 2006 and 2005:

	2006	2005
Note payable to BHP Minerals
International, Inc.	$2,400,000	$3,000,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,800,000	$2,400,000

On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. (“BHP”), wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3,000,000, at an interest rate of 7%, secured by the property we acquired. Interest did not begin to accrue until August 8, 2005. As a result, we imputed interest and reduced the face amount of the note payable by $566,763, which was then amortized to interest expense from inception of the note through August 8, 2005. The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2008 through 2010.

10.	STOCK BASED COMPENSATION

At December 31, 2006, we have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of the Company. This plan is described in more detail below. The compensation cost that has been charged against income for this plan was $2,008,271 for the year ended 2006. Of this amount, $433,763 was recognized in connection with restricted stock and options granted to non-employees.

In 2005 and 2004, we followed the measurement provisions of SFAS 123 for stock options issued to non-employees utilizing a Black-Scholes option-pricing model. We recorded compensation expense of $0, and $270,560, for stock options granted to non-employees for the years ended December 31, 2005 and 2004, respectively. The amount of expense related to restricted stock, included in the consolidated statements of operations under the provisions of APB Opinion No. 25, at December 31, 2005 and 2004 was $106,819 and $0, respectively. During the years ended 2005 and 2004, the variable accounting method to record expense associated with modifications of stock options was utilized in accordance with APB 25 Variable accounting requires that changes in the intrinsic value of such modifications be recorded as periodic income or expense. We recorded compensation expense of $353,198 and $175,212 related to modified stock options for the year ended December 31, 2005 and 2004, respectively.

Stock Options — The total number of shares authorized to be granted under the 2005 stock incentive plan is 3,000,000. Prior stock option plans, under which we may not make future grants, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 1,945,600 are outstanding and unexercised at December 31, 2006. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five- or ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method. Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

In calculating compensation recorded related to stock option grants for the year ended December 31, 2006, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 94%, risk-free interest rate of 4.8%, and expected term (years) of 4.61. The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

In the years ended December 31, 2005 and 2004, the fair value of compensation expense relating to non-employee stock option grants was estimated on the date of the grant in accordance with FAS123 using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	107%	61%
Risk-free interest rate	3.70%	3.17%
Expected life (years)	1.72	5.40

A summary of option activity under our equity-based compensation plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	2,533,200	$2.69	4.8	$810,650
Granted	1,312,131	3.33
Exercised	(189,449)	1.83
Forfeited/Expired	(377,660)	3.16

Outstanding at December 31, 2006	3,278,222	$3.06	5.9	$1 ,366,105

Exercisable at December 31, 2006	2,400,680	$3.09	4.7	$1,177,713

Shares issued to non-employees reflected in the table above include 470,000 shares outstanding at January 1, 2006, 150,000 shares granted, and 15,000 shares exercised during the year ended December 31, 2006, resulting in 605,000 shares outstanding and 507,500 exercisable at December 31, 2006.

The weighted-average grant-date fair value of options granted during 2006 was $2.29. The weighted-average grant-date fair value of options calculated in accordance with FAS 123 granted during 2005 and 2004 was $2.11 and $1.15, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $314,010, $3,103,587, and $658,722, respectively.

A summary of the status of nonvested shares at December 31, 2006 and changes during the year then ended, is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	793,875	$1.87
Granted	1,312,131	3.33
Vested	(995,714)	3.37
Forfeited/Expired	(232,750)	2.99

Non-vested shares at December 31, 2006	877,542	$2.97

Non-vested shares relating to non-employees reflected in the table above include 125,000 shares outstanding at January 1, 1006, 150,000 shares granted and 177,500 shares exercised during the year ended December 31, 2006, resulting in 97,500 non-vested shares outstanding at December 31, 2006.

As of December 31, 2006, there was $719,973 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of options vested during the year ended December 31, 2006 was $2,226,825.

Cash received from warrant and stock option exercises for the years ended December 31, 2006, 2005, and 2004 was $803,323, $6,657,467, and $9,856,962, respectively.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options. During the year ended December 31, 2006, the Board of Directors approved grants of 56,875 shares of restricted stock under the plan with a weighted average fair value of $3.17 per share. Restricted shares have the same voting and dividend rights as the Company’s unrestricted common shares, vest over a two-year period and are subject to the employee’s continued service to the Company. Prior to the implementation of FAS 123 (R), we recorded the issuance of restricted stock with an offsetting entry to a contra-equity account and amortized the balance over the vesting period. Effective January 1, 2006, we changed our accounting method to comply with FAS 123 (R) and eliminated the contra-equity account. Compensation cost for restricted stock is now recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the year ended December 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2006	96,500	$2.82
Granted	92,875	3.17
Vested	(54,168)	2.76
Forfeited/Expired	(15,000)	2.88

Non-vested shares at December 31, 2006	120,207	$2.96

Non-vested shares relating to non-employees reflected in the table above include 60,000 shares outstanding at January 1, 2006, 56,875 shares granted and 35,000 shares vested during the year ended December 31, 2006, resulting in 81,875 non-vested shares outstanding at December 31, 2006.

As of December 31, 2006, we had $356,017 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period of 1.9 years.

11.	WARRANTS

Warrants — Warrant activity for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	1,518,556	$3.17	4,571,731	$1.90	10,453,831	$1.71
Issued	2,546,301	2.76	250,000	5.27	60,000	2.50
Expired	(572,164)	3.63	(101,667)	3.41	(116,668)	3.14
Exercised	(236,168)	1.93	(3,201,508)	1.51	(5,825,432)	1.54
Outstanding at end of year	3,256,525	$2.84	1,518,556	$3.17	4,571,731	$1.90
Currently exercisable	3,256,525	$2.84	1,518,556	$3.17	4,571,731	$1.90

The following table summarizes information about warrants outstanding at December 31, 2006:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$1.00 to $2.49	400,224	1.7	$1.88
$2.50 to $3.49	2,374,819	1.0	2.69
$3.50 to $5.265	481,482	3.5	4.36
	3,256,525	1.4	$2.84

Except as noted below, the warrants were issued in conjunction with debt and equity offerings. The warrants expire on various dates ranging from December 2007 to December 2011.

Warrants Issued in Payment of Services

The cost associated with warrants issued as payment for outside services is estimated on the date of issuance using the Black-Scholes option-pricing model.

For the year ending December 31, 2006, 231,482 warrants were issued in connection with the December 18, 2006 common stock offering at a strike price of 125% of the stock price on the issuance date, as a result, no intrinsic value existed at the issuance date. The following assumptions were used to value the warrant cost of $275,464, recorded as common stock issuance cost: expected life of 2.57 years, volatility of 79%, annual rate of quarterly dividends of $0 and risk free interest rate of 5.01%. All of these warrants are outstanding at December 31, 2006.

For the year ending December 31, 2005, 250,000 warrants were issued in connection with the February 14, 2005 common stock offering at a strike price of approximately 106% of the stock price on the issuance date, as a result, no intrinsic value existed at the issuance date. The following assumptions were used to value the warrant cost of $639,459, recorded as common stock issuance cost: expected life of 1.72 years, volatility of 107%, annual rate of quarterly dividends of $0 and risk free interest rate of 3.07%. All of these warrants are outstanding at December 31, 2006.

12.	OTHER TRANSACTIONS

On December 18, 2006, we sold 9,259,259 common shares to institutional investors. The sales were made at $2.70 per share with net proceeds to the Company, after expenses, of $22,943,664. Warrants with a one year expiration were also issued as a component of this offering to purchase 2,314,819 shares of stock at a price of $2.70 per share. The placement agent also received a warrant to purchase 231,482 shares of our common stock at $3.38 per share. The warrant has a five-year term. Using a Black-Scholes pricing model, we estimated that the warrant has a value of $275,464; this amount was recorded as common stock issuance costs.

On February 14, 2005, we sold 5,000,000 common shares to institutional investors. The sales were made at $4.05 per share with net proceeds to the Company, after expenses, of approximately $19.3 million. The placement agent also received a warrant to purchase 250,000 shares of our common stock at $5.27 per share. The warrant has a four-year term. Using a Black-Scholes pricing model, we estimated that the warrant has a value of $639,459; this amount was recorded as common stock issuance costs.

13.	LEASES

Operating Leases — We lease certain premises for office space and other corporate purposes. Operating lease commitments at December 31, 2006 were:

Year ending December 31:
2007	$155,299
2008	152,373
2009	33,365
Total	$341,037

Lease expense for the years ended December 31, 2006, 2005, and 2004 totaled $116,146, $181,549, and $28,207, respectively.

14.	INCOME TAXES

Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2006.

A reconciliation of the federal statutory income tax rate (35%) and our effective income tax rates is as follows:

	Year Ended December 31,
	2006	2005	2004

Federal statutory income taxes (benefit)	$(6,020,099)	$(3,478,025)	$(2,450,798)
Expiration of net operating loss carryforwards	96,350	(61,123)	-
Other, net	259,940	91,109	3,875
True up to 2005 tax return	(1,771,202)	-	-
Exercise of incentive stock options	483,092	-	-
Valuation allowance	6,951,919	3,448,039	2,446,923

Total	$-	$-	$-

The components of the deferred tax assets consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$20,631,046	$13,645,639
Basis difference in intangible assets	1,207,112	1,250,727
Other, net	246,453	158,271

Total deferred tax assets	22,084,611	15,054,637

Deferred tax liabilities:
Basis difference in property, plant,
and equipment	(790,361)	(836,136)

Total deferred tax liabilities	(790,361)	(836,136)

Valuation allowance	(21,294,250)	(14,218,501)

Net deferred tax assets	$-	$-

Our operating loss carryforwards include losses generated in the United States of America and in Canada. The net operating loss carryforwards total $58,945,846 as of December 31, 2006 and will expire at various dates as follows:

2007-2011	$5,144,779
2012-2016	5,764,930
2017-2021	8,836,431
2022-2026	39,199,706

Due to the significant increase in common stock issued and outstanding from 2004 through 2006, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

15.	COMMITMENTS AND CONTINGENCIES

Contingencies — The Company is subject to claims in the normal course of business.  Management, after consultation with legal counsel, believes that liabilities, if any, resulting from such claims will not materially effect the Company’s financial position or results of operations.

Litigation — We are currently not aware of any investigations, claims, or lawsuits that we believe could have a material adverse effect on our consolidated financial position or on our consolidated results of operations.

Significant Contracts — In September 2003, we entered into an agreement with Western Michigan University to provide research services and materials to support research involving a technology used in the detection of chemical, biological and radiological agents. In September 2004, the Department of Energy awarded a stage 2 contract for the project under which we are continuing joint development work for the design, synthesis and characterization of nanosensors for chemical, biological and radiological agents. Revenues of $15,276 and $481,519 were recorded in 2006 and 2005, respectively, under this contract as a component of contracts and grants revenues in the consolidated statements of operations.

In January 2004, we entered into a license agreement with Western Oil Sands, Inc., or Western Oil, with respect to its possible use of the AHP for the production of titanium dioxide pigment and pigment-related products at the Athabasca Oil Sands Project in Alberta, Canada, and elsewhere. Upon execution of the agreement, we granted Western Oil an exclusive, conditional license to use the AHP on heavy minerals derived from oil sands in Alberta, Canada. The agreement also contemplated a three-phase, five-year program pursuant to which the parties will work together to further evaluate, develop and commercialize the AHP. In the first phase of the program, which was extended through December 2006, along with Western Oil, we evaluated the AHP to confirm that the AHP will produce pigment from oil sands and to complete a characterization study.

During December 2006, Western Oil requested an additional extension of phase one to allow them to perform additional characterization of the feedstock source prior to committing to phase two of the license agreement workscope. In light of the broad exclusive license granted to Western Oil in the initial agreement, we declined to extend the terms of the license in order to preserve our flexibility on other potential licensing arrangements that may not involve an exclusive license for Western Oil. Nonetheless, we continue to work with Western Oil, under a paid contract with approximately $200,000 of work remaining as of December 31, 2006, to assist them in various development activities associated with production of a pigment feedsource at a pilot plant located in our building. Revenues of $1,111,697 and $616,515 were recorded in 2006 and 2005, respectively, under this contract as a component of commercial collaborations revenues in the consolidated statement of operations.

In June 2004, we were awarded a National Science Foundation grant of $100,000 to fund joint development work on next generation lithium ion power sources with Hosokawa Micron’s Nanoparticle Technology Center and Rutgers University’s Energy Storage Research Group. The grant was effective July 1, 2004 and we completed work under Phase I in December 2004. The results of the research indicated that lithium ion batteries prepared with nano-structured lithium titanate spinel anode materials exhibit rapid charge and discharge rates, improved cycle life performance and a decrease in specific energy density when compared to conventional lithium ion, nickel cadmium and nickel metal hydride battery materials. In June 2005, we were awarded a grant of $476,850 from the NSF for Phase II. Phase I work was designed to optimize the anode electrode materials and Phase II is designed to develop cathode electrode materials, thus resulting in matched anode-cathode electrode materials for optimum electrochemical performance. Revenues of $215,924 and $162,102 were recorded in 2006 and 2005, respectively, under this contract as a component of contracts and grants revenues in the consolidated statements of operations.

In November 2004, we entered into an agreement with the University of Nevada, Las Vegas Research Foundation (“UNLVRF”) to act as a subcontractor under a $3,000,000 grant awarded to them by the Department of Energy for joint research activities related to solar hydrogen production at a refilling station under development in Las Vegas. The agreement provides for payments to Altair of $400,000 for research and development work utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies. In November 2005, we entered into an agreement with UNLVRF for collaborative research and development work under a Phase III grant award from the Department of Energy that provides for payments to Altair of $750,000 for work beginning October 1, 2005 and continuing through December 2006. This grant has been extended through March 31, 2007 to allow for completion of the research activities with no adjustment to the original amount awarded Revenues of $416,687 and $492,818 were recorded in 2006 and 2005, respectively, under this contract as a component of contracts and grants revenues in the consolidated statements of operations.

In January 2005, we executed a licensing agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) that grants Spectrum exclusive worldwide rights to develop, market and sell RenaZorb™. Under the agreement, Spectrum issued to us 100,000 restricted shares of their common stock at the then market value of $5.95 per share, purchased 38,314 restricted shares of our common stock at the then current market value of $2.61 per share, and also paid us $100,000 in connection with the licensing agreement. In June 2006, Spectrum issued to us 100,000 restricted shares of their common stock at the then current market value of $3.88 per share in connection with the first milestone payment due upon demonstration of satisfactory lanthanum serum levels. An additional 40,000 shares were issued with the same terms, in payment of research and development services provided by us. Additional payments by Spectrum are contingent upon the achievement of various milestones in the testing, regulatory approval and sale of RenaZorb™. Revenues of $514,840 and $729,271 were recorded in 2006 and 2005 under this contract, respectively, of which $364,720 and $695,000 were recorded as a component of license fees revenues and $150,120 and $34,271 were recorded as a component of commercial collaborations revenues in the consolidated statements of operations for 2006 and 2005, respectively.

In November 2005, we were awarded a $250,000 grant from the Indiana Advanced Energy Technologies Program initiative.  The Indiana Energy Group, a division of the Office of the Indiana Lieutenant Governor, administers the program. The grant funding must be used to manufacture products containing products that are not currently in the U.S. market and that are above industry standard in terms of energy efficiency (e.g. hybrid automobiles, fuel cells) and/or incorporate an innovative technology, such as nanotechnology, that allows the product to save energy.  The grant funding was used to install production and test equipment for product application development in our development and manufacturing center in Anderson, Indiana. The pilot manufacturing facilities were completed in January 2006 and $250,000 of deferred revenue was recorded. This revenue will be recognized over the average life of the underlying capital assets. Revenue of $66,266 was recognized in 2006 as a component of contracts and grants revenue in the consolidated statements of operations.

In May 2006, we entered into a collaborative research, license and commercialization agreement with the Elanco Animal Health Division of Eli Lilly and Company (“Elanco”). Under the terms of the agreement, Elanco has exclusive rights to develop animal health products using our nanotechnology-based products. The agreement gives Altair specific rights with respect to the manufacture of these products for Elanco. Upon successful completion of proof of concept studies performed by Elanco for each nanotechnology based product selected by the joint development committee, a $100,000 fee will be charged for the exclusive license rights to develop and commercialize each of these products. The proof of concept study relating to the first product, Renalan, was completed in December 2006 and the related license fee of $100,000 was received. Other payments by Elanco under the contract are contingent upon the achievement of various milestones in the testing, regulatory approval and sale of each product selected for development and commercialization.

In August 2006, we signed an agreement with the University of Reno, Nevada to act as a subcontractor under a $1,095,000 grant awarded to them by the Department of Energy to continue development of nanosensors for the detection of chemical, biological and radiological agents. This agreement provides for total payments to Altair of $250,000 over a 12-month period. This project is an outgrowth of and builds on the research initiated with the earmarks provided to Western Michigan University by the Department of Energy in their 2002-2003 and 2003-2004 budgets. The overall workscope of this project will focus on homeland security applications specifically relating to novel fluorescent and electroluminescent receptor molecules. The Company’s portion of the overall project is intended to be the synthesis and development of suitable lanthanum and other metal-based nanoparticles for initiating reactions between target chemical and radiological agents. Revenue of $17,118 was recognized in 2006 as a component of contracts and grants revenue in the consolidated statements of operations.

In September 2006, we were awarded a $2.5 million grant from the Department of Energy, of which $2.4 million, will be available, after the deduction of administrative fees, to fund research for the following programs: Battery technology, Nanosensors, and Nanomaterials characterization. The agreement anticipates that this work will be accomplished over the next 12 - 24 months. This is a prime grant under which Altair is directly responsible for the contract administration. The various programs associated with this grant are described below:

•
the Nanosensors program, funded by $981,000 of the Department of Energy grant, will extend the existing collaboration with Western Michigan University to continue the development of a sensing system for detecting chemical, biological and radiological agents over a period of 12 months. The workscope associated with this grant builds upon the accomplishments and progress made under the 2004 Western Michigan University Department of Energy Nanosensor grant, to focus on increasing the signal strength and selectivity of the sensing devices developed. The ultimate goal is to develop a unique nanosensor-based platform for the error-free, “lab on a chip” detection of chemical, biological and radiological agents for hazard materials remediation and threat detection;

•
the Battery technology program consists of two objectives, 1) Design, Synthesis, and Testing of Li-ion Hosts for Cathode Service and 2) Development, Testing, and Demonstration of High Rate Low Temperature Lithium Ion Battery, funded in the amounts of $508,000 and $606,000 respectively. Objective 1 continues research on optimized anode and cathode materials for high power, safe, fast charge batteries. The agreement anticipates that this work will be accomplished over 24 months. This research will also extend the collaboration with Rutgers University for prototype cell testing through November 2008. Objective 2 furthers the investigation of extreme temperature range battery performance and extends over 12 months;

•
the Nanomaterials characterization program was funded by $311,000 of the Department of Energy Grant. This research will be conducted in collaboration with the University of California, Santa Barbara (“UCSB”), to investigate the interaction of Altairnano’s nanomaterials with various non-aqueous environments over a 12 month period. This research will focus on interaction mechanisms between cells and nanoparticles, with the goal of understanding how specific chemical, physical, and electrical properties of these nanoparticles influence that interaction. Our research with UCSB will examine a range of microbes that have environmental or societal importance. The results of this research are expected to provide the basis for both 1) predicting potential negative impacts of specific nanoparticle characteristics on the environment and human health and 2) developing novel antimicrobial agents and surface treatments that could defeat antibiotic-resistant strains of harmful microbes.

16.	RELATED PARTY TRANSACTIONS

On December 31, 2003, we entered into a consulting agreement with Advanced Technology Group LLC (“ATG”), whose managing partner is David King, a Director of the Company. The agreement stipulates that ATG will furnish consulting services in reviewing potential federal grant opportunities and providing proposal development assistance on selected programs for a period of one year. The agreement was subsequently extended through December 31, 2005. Under the terms of the agreement, ATG is paid on a contingency basis at a rate of 6% of the first $1,000,000 in grant monies secured from applications prepared in any calendar year plus 3.5% of any cumulative amounts over $1,000,000. ATG also agreed to provide consulting services at a rate of $200 per hour upon request of the Company. During the year ended December 31, 2004, we paid ATG $6,000 in fees in connection with securing a $100,000 grant from the National Science Foundation and $4,500 in fees for consulting work in connection with product marketing. During the year ended December 31, 2005, ATG earned $2,833 for certain consulting services and $28,611 in connection with our National Science Foundation Phase II grant application, of which $7,153 was paid and $21,458 was recorded as a component of accrued liabilities on the consolidated balance sheets at December 31, 2005. During the year ended December 31, 2006, additional payments of $11,444 relating to the National Science Foundation Phase II grant application and payments for general consulting services of $25,800 were made.

On June 1, 2006, we entered into a new consulting agreement with ATG, which replaced the December 2003 agreement. This agreement provides for the payment of a fixed quarterly fee of $7,500 for a minimum of 40 hours of service per quarter. Pre-approved hours incurred over 40 are billed at a rate of $200 per hour, and hours of service provided in excess of 120 are billed at a rate of $250 per hour. During the period June 1, 2006 through December 31, 2006 payments under the June 2006 agreement totaled $27,101. David King left the Altair board of directors effective June 1, 2006 and is no longer a related party.

As described in Note 18 Subsequent Events, in January 2007 Phoenix Motorcars, Inc., a significant customer, issued 1,000,000 shares of its common stock to us in consideration for a three-year exclusivity agreement included as a provision of the multi-year purchase and supply contract. Total sales of battery packs to Phoenix, all recorded during the fourth quarter of 2006 totaled $825,000. Total accounts receivable and long term notes receivable (see Note 7) due from Phoenix at December 31, 2006 totaled $495,000 and $330,000, respectively.

17.	BUSINESS SEGMENT INFORMATION

Management views the Company as operating in four business segments: Performance Materials, Life Sciences, Advanced Materials and Power Systems (“AMPS”) and an Altair Hydrochloride Pigment Process Division (“AHP”). Two of these divisions were formed in 2006, AMPS and AHPP. The activity relating to these business units was previously included in Performance Materials For all years presented, this activity has been reclassed out of Performance Materials and reported in the new business units.

The Performance Materials segment produces advanced materials for paints, coatings, sensors, power systems, alternative energy devices and materials for improving process technologies. The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials. The AMPS segment develops, produces, and sells nano-structured LTO, nanoTitanate, NanoSafe battery cells, and battery packs and provides related design and test services. The AHP segment markets and licenses our titanium dioxide pigment production technology.

The accounting policies of these business segments are the same as described in Note 2 to the consolidated financial statements. Reportable segment data reconciled to the consolidated financial statements as of and for the fiscal years ended December 31, 2006, 2005, and 2004 is as follows:

			Depreciation
		(Gain)/Loss From	and
	Net Sales	Operations	Amortization	Assets
2006:
Performance Materials	$1,033,894	$1,037,451	$1,083,207	$6,375,103
Life Sciences	614,840	(117,724)	11,691	1,473,793
AMPS	1,513,650	5,324,403	305,743	3,651,917
AHP	1,161,576	1,015,145	-	1,170,993
Corporate	-	10,422,140	119,109	30,448,767

Consolidated Total	$4,323,960	$17,681,415	$1,519,750	$43,120,573

2005:
Performance Materials	$1,214,527	$3,758,541	$932,390	$5,591,246
Life Sciences	724,771	191,149	5,506	543,059
AMPS	225,722	146,383	883	1,361,597
AHP	641,515	513,988	-	171,271
Corporate	-	5,871,792	95,423	25,796,843

Consolidated Total	$2,806,535	$10,481,853	$1,034,202	$33,464,016

2004:
Performance Materials	$769,145	$4,182,239	$839,974	$5,500,494
Life Sciences	-	250,855	1,307	104,534
AMPS	68,388	76,266	-	-
AHP	314,359	216,508	-	67,191
Corporate	-	2,179,087	63,272	9,874,802

Consolidated Total	$1,151,892	$6,904,955	$904,553	$15,547,021

In the table above, corporate and other expense in the Loss From Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

For the year ended December 31, 2006, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the year ended December 31, 2006 and the balance of their accounts receivable at December 31, 2006 were as follows:

	Sales - Year Ended	Accounts Receivable at
Customer	December 31, 2006	December 31, 2006
Performance Materials Division:
UNLV Research Foundation	$416,687	$28,369
Department of Energy	$398,533	$284,049

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$514,840	$-

AMPS Division:
Department of Energy	$347,904	$270,692
Phoenix Motorcars, Inc.	$825,000	$495,000

AHP Division:
Western Oil Sands	$1,111,697	$313,415

For the year ended December 31, 2005, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the year ended December 31, 2005 and the balance of their accounts receivable at December 31, 2005 were as follows:

	Sales - Year Ended	Accounts Receivable at
Customer	December 31, 2005	December 31, 2005
Performance Materials Division:
Western Michigan University	$481,519	$118,478
UNLV Research Foundation	$492,818	$160,053

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$729,271	$30,881

AHP Division:
Western Oil Sands	$616,515	$166,031

For the year ended December 31, 2004, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the year ended December 31, 2004 and the balance of their accounts receivable at December 31, 2004 were as follows:

	Sales - Year Ended	Accounts Receivable at
Customer	December 31, 2003	December 31, 2003
Performance Materials Division:
Titanium Metals Corp.	$152,550	$39,382
Western Michigan University	$491,320	$319,739

AHP Division:
Western Oil Sands	$314,359	$67,191

Revenues for the years ended December 31, 2006, 2005 and 2004 by geographic area were as follows:

Geographic information (a):	2006	2005	2004

United States	$3,101,481	$2,101,552	$817,052
Canada	1,114,869	641,515	314,540
Other foreign countries	107,610	63,468	20,300
Total	$4,323,960	$2,806,535	$1,151,892

(a) Revenues are attributed to countries based on location of customer.

18.	SUBSEQUENT EVENTS (UNAUDITED)

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for up to 500 battery pack systems. The initial order of battery pack systems, valued at $1,040,000, has been received and is expected to ship in March and April 2007. Under the terms of the agreement, Phoenix will purchase all battery packs for its electric vehicles from us. Additionally, Phoenix issued 1,000,000 shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract. The exclusivity agreement provides Phoenix with limited, exclusive use of Altairnano’s NanoSafe battery packs in four-wheel, all-electric vehicles having a gross weight up to 6,000 pounds. The NanoSafe battery packs manufactured by us for hybrid electric vehicles and plug-in electric vehicles are excluded from the exclusivity agreement Phoenix must meet minimum battery pack purchases, annually, to maintain the limited exclusivity agreement through its expiration in December 2009. The minimum commitment to maintain exclusivity for 2007 would provide $16 million in battery pack sales. The common stock shares received represent a 16.6% ownership interest in Phoenix. Since these shares are not and may never be registered under the Securities and Exchange Act or any other state securities laws, a number of factors must be considered in establishing a fair value associated with this investment. The Company expects to complete this assessment in the first quarter of 2007.

In March 2007, AES Corporation, one of the world’s largest global power companies, privately purchased 895,523 unregistered shares of the Company’s common stock at a price of $3.35 per share. The Company agreed to prepare and file a registration statement to register the shares within 30 days of the closing date of the transaction, which was effective on March 5, 2007.