Form 10-Q
period 2007-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2007-05-10
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

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

As of May 4, 2007 the registrant had 70,020,626 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,322,348	$12,679,254
Investment in available for sale securities	22,436,829	14,541,103
Accounts receivable, net	929,769	1,624,825
Product inventories	1,019,599	169,666
Prepaid expenses and other current assets	292,718	413,390
Total current assets	27,001,263	29,428,238

Investment in Available for Sale Securities	1,499,368	1,306,420

Property, Plant and Equipment, net	11,800,801	11,229,406

Patents, net	784,044	805,248

Notes Receivable	338,654	330,000

Other Assets	127,779	21,261

Total Assets	$41,551,909	$43,120,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,645,205	$1,533,047
Accrued salaries and benefits	747,488	840,219
Accrued liabilities	461,706	526,596
Note payable, current portion	600,000	600,000
Total current liabilities	3,454,399	3,499,862

Note Payable, Long-Term Portion	1,200,000	1,800,000

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
70,020,626 and 69,079,270 shares issued and
outstanding at March 31, 2007 and December 31, 2006	119,116,995	115,989,879
Additional paid in capital	2,948,569	2,002,220
Accumulated deficit	(85,534,654)	(80,353,188)
Accumulated other comprehensive loss	366,600	181,800

Total Stockholders' Equity	36,897,510	37,820,711

Total Liabilities and Stockholders' Equity	$41,551,909	$43,120,573

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Product sales	$177,390	$8,018
Commercial collaborations	347,288	330,270
Contracts and grants	616,254	207,008
Total revenues	1,140,932	545,296
Operating Expenses
Cost of product sales	210,262	1,266
Research and development	2,997,327	1,948,387
Sales and marketing	380,536	393,161
General and administrative	2,611,215	2,611,304
Depreciation and amortization	431,058	316,871
Total operating expenses	6,630,398	5,270,989
Loss from Operations	(5,489,466)	(4,725,693)
Other Income (Expense)
Interest expense	(35,000)	(45,500)
Interest income	343,368	211,303
Loss on foreign exchange	(369)	(174)
Total other income, net	307,999	165,629

Net Loss	$(5,181,467)	$(4,560,064)

Loss per common share - Basic and diluted	$(0.07)	$(0.08)

Weighted average shares - Basic and diluted	69,264,018	59,222,352

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid In	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, JANUARY 1, 2007	69,079,270	$115,989,879	$2,002,220	$(80,353,188)	$181,800	$37,820,711

Comprehensive loss:
Net loss	-	-	-	(5,181,467)	-	(5,181,467)
Other comprehensive income,
net of taxes of $0	-	-	-	-	184,800	184,800
Comprehensive loss	-	-	-	-	-	(4,996,667)
Share-based compensation	-	46,725	964,349	-	-	993,074
Exercise of stock options	45,833	80,391	-	-	-	80,391
Common stock issued	895,523	3,000,000	-	-	-	3,000,000

BALANCE, MARCH 31, 2007	70,020,626	$119,116,995	$2,948,569	$(85,534,654)	$366,600	$36,897,510

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,181,467)	$(4,560,064)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	431,058	316,871
Securities received in payment of license fees	(8,148)	-
Securities received for exclusivity contract	(106,518)	-
Share-based compensation	993,074	848,843
Loss on disposal of fixed assets	-	21,100
Accrued interest on notes receivable	(8,654)	-
Changes in operating assets and liabilities:
Accounts receivable, net	695,056	(90,496)
Product inventories	(834,647)	-
Prepaid expenses and other current assets	120,672	(92,801)
Other assets	-	49,939
Trade accounts payable	(180,074)	(12,953)
Accrued salaries and benefits	(92,731)	190,247
Accrued liabilities	(64,890)	127,229

Net cash used in operating activities	(4,237,269)	(3,202,085)

Cash flows from investing activities:
Sale of available for sale securities	2,325,000	3,760,980
Purchase of available for sale securities	(10,220,726)	-
Purchase of property and equipment	(704,302)	(1,143,610)

Net cash provided (used) by investing activities	(8,600,028)	2,617,370

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from financing activities:
Issuance of common shares for cash	3,000,000	-
Proceeds from exercise of stock options	80,391	53,975
Payment of notes payable	(600,000)	(600,000)

Net cash provided by (used) financing activities	2,480,391	(546,025)

Net decrease in cash and cash equivalents	(10,356,906)	(1,130,740)

Cash and cash equivalents, beginning of period	12,679,254	2,264,418

Cash and cash equivalents, end of period	$2,322,348	$1,133,678

Supplemental disclosures:
Cash paid for interest	$168,000	$105,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the three months ended March 31, 2007:
- We made property and equipment purchases of $292,233, which are included in trade accounts payable at March 31, 2007.
- We had an unrealized gain on available for sale securities of $184,800.

For the three months ended March 31, 2006:
- We issued 36,000 shares of restricted stock to employees having a fair value of approximately $122,400 for which no cash will be received.
- We made property and equipment purchases of $123,701, which are included in trade accounts payable at March 31, 2006.
- We had an unrealized gain on available for sale securities of $46,000.

(concluded)

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDESNED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Preparation of Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 13, 2007.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes. Short-term investments that are highly liquid, have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents. Investments that do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale.

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. At March 31, 2007 and December 31, 2006, we had cash deposits of approximately $2.1million and $3.0 million, respectively, in excess of FDIC insurance limits.

Investment in Available for Sale Securities (long-term) - Available for sale securities (long-term) includes publicly traded equity investments that are classified as available for sale and recorded at market using the specific identification method. Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity. We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists. Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Inventory - The Company values its inventories at the lower of cost (first-in, first-out method) or market. We employ a full absorption procedure using standard cost techniques, which approximates actual cost. The standards are customarily reviewed and adjusted annually.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities. The components of comprehensive loss for the three-month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31, 2007
	2007	2006
Net loss	$5,181,467	$4,560,064
Unrealized gain on investment in available
for sale securities, net of taxes of $0	(184,800)	(46,000)

Comprehensive loss	$4,996,667	$4,514,064

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise. Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis. Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred. Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known. Payments received in advance relating to the future performance of services or delivery of products are deferred until the performance of the service is complete or the product is shipped. Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on labor costs.

Net Loss Per Common Share - Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.

Recent Accounting Pronouncements - In April 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which will become effective for the first fiscal year that begins after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Any unrealized gains and losses associated with the instruments or other balances for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We do not believe the adoption of SFAS 159 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3. Investment in Available for Sale Securities

Investments in available for sale securities (short-term) consist of auction rate corporate notes. The notes are long-term instruments with expiration dates through 2041. Interest is settled and the rate is reset every 7 to 28 days.

Investment in available for sale securities (long-term) consists of 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock. Although the Spectrum shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely. Additionally, 140,000 of the 240,000 shares are subject to a contractual provisions preventing sale prior to June 2007. The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006. On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the Nasdaq Capital Market. At March 31, 2007, their fair value was approximately $1,504,800, representing an unrealized holding gain of approximately $366,600.

Note 4. Product Inventories

Product inventories consist of the following:

	March 31, 2007	December 31, 2006

Raw Materials	$769,143	$-
Work in Process	-	112,500
Finished Goods	250,456	-
Demo Units	-	57,165
Total Product Inventories	$1 ,019,599	$169,666

As products reach the commercialization stage, the related inventory is recorded. The costs associated with products undergoing research and development are expensed as incurred. As of March 31, 2007, inventory consisted of the labor, materials, and overhead to produce the battery packs associated with the $1,040,000 Phoenix purchase order. As of December 31, 2006, work in process consisted primarily of battery cells and modules in various stages of the manufacturing process.

Note 5. Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets over their useful lives. The amortized patents balances as of March 31, 2007 and December 31, 2006 were:

	March 31, 2007	December 31, 2006
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(733,692)	(712,488)
Total patents and patent applications	$784,044	$805,248

The weighted average amortization period for patents is approximately 16.5 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, was $21,204 for the three months ended March 31, 2007 and 2006. For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year. Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6. Notes Receivable

On December 31, 2006, we received a $330,000 unsecured note receivable from Phoenix Motorcars, Inc. in connection with the sale of battery packs, which bears interest at 10.5%. The principal and interest are due by December 30, 2008 with no pre-payment penalty. The balance of the note including accrued interest was $338,654 at March 31, 2007.

Note 7. Notes Payable

The current and long term amount of the note payable are as follows:

	March 31, 2007	December 31, 2006
Note payable to BHP Minerals
International, Inc.	$1,800,000	$2,400,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,200,000	$1,800,000

The note payable to BHP Minerals International, Inc., in the face amount of $3,000,000, was entered into on August 8, 2002 and is secured by the property we acquired The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007. Additional payments of $600,000 plus accrued interest are due annually on February 8, 2008 through 2010.

Note 8. Stock-Based Compensation

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

The total number of shares authorized to be granted under the 2005 stock plan is 3,000,000. Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 1,895,600 are outstanding unexercised at March 31, 2007. The total compensation cost charged in connection with these plans was $993,074 and $848,843 for the quarter ending March 31, 2007 and March 31, 2006, respectively. Of this amount, $149,777 and $116,304 were recognized in connection with restricted stock and options granted to non-employees for the quarter ending March 31, 2007 and March 31, 2006, respectively.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Dividend yield	None	None
Expected volatility	87%	93%
Risk-free interest rate	4.6%	4.7%
Expected life (years)	4.84	4.67

A summary of the changes in stock options outstanding under our equity-based compensation plans during the quarter ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2007	3,278,222	$3.06	5.9	$1,366,105
Granted	1,302,882	2.10
Exercised	(45,833)	1.23
Forfeited/Expired	(23,147)	1.09

Outstanding at March 31, 2007	4,512,124	$2.96	6.9	$2,435,882

Exercisable at March 31, 2007	3,053,611	$3.05	5.7	$1,850,664

Shares issued to non-employees reflected in the table above include 605,000 shares outstanding at January 1, 2007, and 92,000 shares granted resulting in 697,000 shares outstanding and 560,667 exercisable at March 31, 2007.

The weighted average grant date fair value of options granted was $1.86 and $2.33 during the quarter ended March 31, 2007 and March 31, 2006, respectively. The total intrinsic value of options exercised was $65,008 and $63,325 during the quarter ended March 31, 2007 and March 31, 2006, respectively.

A summary of the status of non-vested shares at March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2007	877,542	$1.98
Granted	1,302,882	2.10
Vested	(716,494)	1.00
Forfeited/Expired	(5,417)	3.26

Non-vested shares at March 31, 2007	1,458,513	$2.78

As of March 31, 2007, there was $1,532,515 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of .7 years as of March 31, 2007. The total fair value of shares vested was $1,014,603 and $1,582,880 during the quarter ended March 31, 2007 and March 31, 2006, respectively. Cash received from stock option exercises was $80,391 and $53,975 during the quarter ended March 31, 2007 and March 31, 2006, respectively.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options. During the quarter ended March 31, 2007, the Board of Directors did not grant any shares of restricted stock under the plan. During the quarter ended March 31, 2006, the Board of Directors granted 36,000 shares of restricted stock under the plan with a weighted average fair value of $3.39 per share. Restricted shares have the same voting and dividend rights as the Company’s unrestricted common shares, vest over a two-year period and are subject to the employee’s continued service to the Company. Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the quarter ended March 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2007	120,207	$2.96
Granted	-	-
Vested	-	-
Forfeited/Expired	(4,000)	2.81

Non-vested shares at March 31, 2007	116,207	$2.97

Non-vested shares relating to non-employees reflected in the table above include 81,875 shares outstanding at January 1, 2007 and at March 31, 2007.

As of March 31, 2007 we had $344,777 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period of 1.9 years.

Note 9. Other Transactions

In March 2007, The AES Corporation (“AES”), one of the world’s largest global power companies, privately purchased 895,523 unregistered common shares of the Company at a price of $3.35 per share. Total proceeds received relating to the purchase were $3,000,000. No underwriting commission was paid in connection with this transaction. The Company agreed to prepare and file a registration statement to register the shares within 30 days of the closing date of the transaction, which was effective on March 5, 2007. Due to additional time required by AES to review the registration statement and prepare related documents, the registration statement was not filed until April 10, 2007.

Note 10. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we had no uncertain tax positions.  However, in reviewing the U.S. and Canadian income tax treatment of certain expenses we concluded that errors had been made in the allocation of those expenses between the U.S. and Canadian entities.

Based on our review, we determined that the gross amount of the Canadian deferred tax asset is overstated by approximately $1 million. This deferred tax asset has been fully reserved and, therefore, there will be no net income tax affect on the financial statements relating to this correction. The Canadian net operating loss will be reduced by approximately $2.8 million as a result of filing amended returns.

For U.S. tax purposes, the gross deferred tax asset has been understated for expense items that should be recorded on the U.S. books. Although the gross amount of the deferred tax asset will be increased as a result of the expenses to be recorded on the U.S. books, the additional amount of the deferred tax asset will also be fully reserved. The additional expenses to be recorded on the U.S. books during 2007 will increase the U.S. net operating loss by approximately $1.6 million.

Note 11. Related Party Transactions

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for up to 500 battery pack systems. The initial order of battery pack systems, valued at $1,040,000, has been received and was expected to ship in March and April 2007. Due to a delay in receipt of the pre-payment amounts due from Phoenix pending their receipt of additional funding, no shipments were made in March or April. This order is now expected to ship by the end of the second quarter. Total accounts receivable and long term notes receivable including accrued interest (see Note 7) due from Phoenix at March 31, 2007 totaled $96,276 and $338,654, respectively.

Additionally, Phoenix issued 1,000,000 shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract. Phoenix must meet minimum battery pack purchases, annually, to maintain the limited exclusivity agreement through its expiration in December 2009. The common stock shares received represent a 16.6% ownership interest in Phoenix. The investment was recorded at $106,518 (see Note 3) with the offset to deferred revenue, which will be recognized on a straight-line basis over the three year term of the exclusivity period. Total revenue of $8,876 was recognized during the three month period ended March 31, 2007 and the ending balance of deferred revenue was $97,642.

Note 12. Business Segment Information

Management views the Company as operating in four business segments: Performance Materials, Life Sciences, Advanced Materials and Power Systems (“AMPS”) and an Altair Hydrochloride Pigment Process Division (“AHP”). Two of these divisions were formed in the fourth quarter of 2006, AMPS and AHP. The activity relating to these business units was previously included in Performance Materials. For all quarters presented, this activity has been reclassified out of Performance Materials and reported in the new business units.

The Performance Materials segment produces advanced materials for coatings, sensors, alternative energy devices and materials for improving process technologies. Beginning in the first quarter of 2007, sales of nano-structured lithium titanate spinel ("LTO") were moved to Performance Materials out of the AMPS segment. All previous activity has been reclassed accordingly. The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials. The AMPS segment develops, produces, and sells nanoTitanate, NanoSafe battery cells, and battery packs and provides related design and test services. The AHP segment markets and licenses our titanium dioxide pigment production technology.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements. Reportable segment data reconciled to the consolidated financial statements as of and for the three-month period ended March 31, 2007 and March 31, 2006 is as follows:

			Depreciation
		Loss From	and
Three Months Ended	Net Sales	Operations	Amortization	Assets
March 31, 2007:
Performance Materials	$546,732	$295,064	$160,688	$5,339,327
AMPS	263,006	1,476,103	111,500	4,543,798
AHP	319,871	277,287	119,876	2,471,124
Life Sciences	11,323	123,875	6,520	1,693,734
Corporate and other	-	3,317,137	32,475	27,503,926

Consolidated Total	$1,140,932	$5,489,466	$431,058	$41,551,909

March 31, 2006:
Performance Materials	$154,740	$792,991	$254,048	$5,315,626
AMPS	110,926	887,838	32,814	2,436,236
AHP	279,630	135,902	-	376,196
Life Sciences	-	136,527	2,353	598,727
Corporate and other	-	2,772,435	27,656	20,954,209

Consolidated Total	$545,296	$4,725,693	$316,871	$29,680,994

In the table above, corporate and other expense in the Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended March 31, 2007, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2007 and the balance of their accounts receivable at March 31, 2007 were as follows:

	Sales - 3 Months Ended	Accounts Receivable at
Customer	March 31, 2007	March 31, 2007
Performance Materials Division:
University of Las Vegas Research Foundation	$216,537	$211,237
Department of Energy	$188,953	$76,451

AMPS Division:
Department of Energy	$178,415	$25,201

AHP Division:
Western Oil Sands	$319,872	$200,430

For the three months ended March 31, 2006, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2006 and the balance of their accounts receivable at March 31, 2006 were as follows:

	Sales - 3 Months Ended	Accounts Receivable at
Customer	March 31, 2006	March 31, 2006
Performance Materials Division:
University of Las Vegas Research Foundation	$80,806	$53,850

AMPS Division:
National Science Foundation	$81,406	$85,489

AHP Division:
Western Oil Sands	$279,630	$253,111

Revenues for the three-month periods ended March 31, 2007 and 2006 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	March 31, 2007	March 31, 2006

United States	$742,237	$212,614
Canada	321,872	282,802
Other foreign countries	76,823	49,880
Total	$1,140,932	$545,296

(a) Revenues are attributed to countries based on location of customer.

Note 13. Subsequent Events

On April 24, 2007, the Company and The Sherwin-Williams Company (“Sherwin”) entered into agreements related to the formation of AlSher Titania LLC, a Delaware limited liability company (“AlSher”). AlSher is a joint venture combining certain technologies of the Company and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.

The agreements include a Contribution Agreement dated April 24, 2007 (the “Contribution Agreement”) among Altairnano, Inc., an indirect wholly-owned subsidiary of the Company (“Altairnano”), Sherwin and AlSher. Pursuant to the Contribution Agreement, Altairnano contributed to AlSher Titania the rights set forth in the Altair License described below and certain pilot plants assets with a book value net of depreciation of $3,110,000, and Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.

Pursuant to a License Agreement dated April 24, 2007 (the “Altair License”) between Altairnano and AlSher, Altairnano granted AlSher an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials). Altairnano receives no consideration for the license granted to AlSher other than its ownership interest in AlSher. Improvements in the technology are licensed back to Atlairnano subject to a royalty equal to the greater of 5% of the net sales price of derivative products or 10% of the gross margin on such products. Absent early termination, the terms of the Altair License with respect to each licensed patent extends through the expiration of such patent. The Altair License also addresses ownership of existing and developed intellectual property, rights with respect to maintenance and protection of underlying patents and intellectual property, early termination, confidentiality and other standard items.

As part of the transaction, the Company agreed to guarantee the obligations of its subsidiary, Altairnano Inc., under the various agreements. The parties entered into an operating agreement, supply agreements, additional license agreement, a services agreement and other documents. As a condition to enter into the second phase of the joint venture, the Company agreed to complete its pigment pilot processing plant and related development activities by January 2008. The costs associated with this effort are expected to be partially reimbursed by AlSher.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2006 and March 31, 2007 and the material changes in our results of operations between the three-month periods ended March 31, 2007 and March 31, 2006. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into four divisions, an Advanced Materials and Power Systems Division, or AMPS, a Life Sciences Division, an Altair Hydrochloride Pigment Process Division, or AHP, and a Performance Materials Division. Our research, development, production and marketing efforts are currently directed toward four primary market applications that utilize our proprietary technologies:

•	AMPS: The design, development, and production of our NanoSafe brand nanoTitanate battery cells, batteries, and battery packs as well as related design and test services.

•	Life Sciences

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

•
AHP: The marketing and licensing of titanium dioxide pigment production technology. In April 2007, the AlSher Titania joint venture was formed for the purpose of developing and producing titanium dioxide pigment. Initial pilot plant trials are scheduled to be completed in early 2008 (See Subsequent Events Note 13).

•	Advanced Materials

o
The testing, development, marketing and/or licensing of nano-structured ceramic powders for use in various application, such as advanced performance coatings, air and water purification systems, and nano-sensor applications. As part of the AlSher Titania joint venture, an exclusive license was granted to AlSher Titania to produce nano titanium dioxide materials that will be purchased by the Company for internal development and commercial sales (See Subsequent Events Note 13).

o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called lithium nanoTitanate batteries.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants. We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide laboratory space and services in connection with testing and development related to the use of our AHP to produce titanium dioxide pigment and pigment-related products from titanium-bearing oil sands, (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, (4) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, (5) produce battery packs, and (6) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization. In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications; have entered into a joint venture to develop and produce titanium dioxide pigment for use in paint and coatings and nano titamium dioxide materials for use in a variety of advanced materials applications; and we have made product sales consisting principally of battery packs and lithium titanate. Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, the successful completion of pilot plant operations in connection with AlSher Titania, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation. In fiscal 2006, revenues from product sales, commercial collaborations and contracts and grants increased significantly, but operating expenses also increased as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts. Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our NanoSafe nanoTitanate battery materials to be a source of such higher-margin revenues. Consequently, during 2006, we continued to expand the scope of our AMPS Division by (1) hiring additional staff and increasing temporary personnel to handle production demand (2) leasing additional laboratory and production space in Indiana, and (3) acquiring test and production equipment. In 2007, we intend to increase spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.

 As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
We must continue the development work on our nano-structured LTO electrode materials, produce sufficient quantities of batteries and battery cells for test purposes, obtain satisfactory test results and successfully market the materials. Toward that end, we have hired additional employees, have constructed test and production facilities and are purchasing equipment. Our intent is to initially market our nano-structured lithium titanate spinel (“LTO”) electrode materials to the automotive industry where we must be able to demonstrate to prospective customers that our nano-structured LTO electrode materials offer significant advantages over existing technologies.

•
On January 9, 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. for NanoSafe nanoTitanate battery packs to be used in electric vehicles produced by Phoenix. Contemporaneously, Phoenix placed a firm purchase order for $1,040,000 in NanoSafe nanoTitanate battery packs and projected orders for 2007 of between $16 and $42 million for the remainder of 2007. Shipments of battery packs relating to the firm order will not be made until the second quarter of 2007. The agreement provides Phoenix with limited exclusivity in the all-electric vehicle market during a three-year period. In order to maintain exclusivity, Phoenix must purchase at least $16 million in battery packs during 2007. Phoenix must be successful in their business strategy and we must build and deliver battery packs on a scale we have never before achieved, in order to fully benefit from this purchase agreement.

•
Spectrum and Elanco must begin the testing and application processes necessary to receive FDA approval of our RenaZorb and Renalan products, respectively. Toward that end, we must manufacture RenaZorb and Renalan under pharmaceutical industry guidelines to support such testing.

•
We have formed a joint venture with The Sherwin-Williams Company to develop and produce titanium dioxide pigment for use in paint and coatings. The success of this joint venture and initial pilot plant trials is integral to continuing development and the ultimate commercialization of AHP.

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

Recent Business Developments

Advanced Materials and Power Systems Division

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix for lithium nanoTitanate battery packs to be used in electric vehicles produced by Phoenix. Contemporaneously, Phoenix placed firm purchase orders for 35 kilowatt hour (“KWh”) battery pack systems valued at $1,040,000 to be delivered in March and April of 2007 and placed an indicative blanket purchase order for up to 500 battery pack systems to be delivered during 2007 (projected value between $16 and $42 million). Due to a delay in receipt of the pre-payment amounts due from Phoenix pending their receipt of additional funding, no shipments were made in March or April. This order is now expected to ship by the end of the second quarter. The terms of the purchase and supply agreement include a three-year exclusivity agreement within the United States that provides Phoenix with limited, exclusive use of our NanoSafe battery packs in four wheeled, all-electric vehicles having a gross weight up to 6,000 pounds. Phoenix must meet minimum battery pack purchases annually to maintain the limited exclusivity agreement. The minimum commitment to maintain exclusivity for 2007 would provide $16 million in battery pack sales. Our NanoSafe battery packs manufactured for hybrid electric vehicles and plug-in hybrid electric vehicles are excluded from the exclusivity agreement. Phoenix issued 1,000,000 shares of its common stock to us in consideration for the three-year exclusivity agreement described above. The common stock shares received represented a 16.6% ownership interest in Phoenix at the time of purchase and were valued at $106,518 (Refer to Note 3 to the Consolidated Unaudited Financial Statements).

In February 2007, we formed a strategic alliance with UQM Technologies, Inc., a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, aerospace, medical, military and industrial markets. The alliance pairs UQM’s electric motor, power generator and power electronic products that are small, lightweight, highly efficient, and offer high torque and high speed in a single package, with Altairnano’s NanoSafe™ battery packs that are safe, possess rapid charge and discharge rates, have exceptional performance at high and low temperature extremes and exhibit long cycle life. The transportation market is expected to experience rapid technological change resulting in further electrification of vehicles. As a result, a wide array of possible product opportunities are expected to develop in electric transportation and other related markets, including products for electric propulsion, power generation, power management and conversion and on-board energy storage. By collaborating on product development opportunities, both companies can potentially accelerate the commercialization of their proprietary technologies as well as develop optimized solutions that require motive power, on-board energy storage and power generation.

AHP Division

In April 2007, a new company, called AlSher Titania LLC.(“AlSher”), was formed.  AlSher represents a joint venture with The Sherwin-Williams Company, one of the world's leading manufacturers of paint and durable coatings. AlSher will combine the Altairnano Hydrochloride Pigment (AHP) process and the Sherwin-Williams Hychlor Pigment (SWHP) process and other technologies to develop and produce high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.

The new AlSher Titania pigment process is designed to produce titanium dioxide pigment at a significantly lower price point — both in terms of capital outlay and operating costs — as compared to sulfate and chloride-based technologies currently in use.  Equally important is the improved environmental acceptability of the new materials and their production processes, as compared to current technologies. White titanium dioxide pigment is mainly used in the production of paints, plastics, and paper and the total world market is valued at approximately $9 billion US, with a projected annual growth rate of approximately three percent.

Performance Materials

In January 2007, Sulzer Metco placed a $75,000 order for TiO2 thermal spray grade powder to be delivered during the first and second quarters of 2007. The thermal spray grade powder material will support a product roll-out by Sulzer Metco scheduled for May 2007.

During March 2007 we executed a $356,000 subcontract with the University of Nevada, Las Vegas for follow-on work related to the solar hydrogen project being funded by the U.S. Department of Energy. Work is scheduled through December 31, 2007. The development project will involve enhancement of the solar cell to be used at the proposed hydrogen filling station located in Las Vegas, Nevada. The solar device converts light and water directly into hydrogen fuel in a highly efficient, renewable and carbon free process using photo-catalytic nano-crystalline thin films to gather photons of incident light and convert them into electrons to directly split water into its constituent elements.

Life Sciences

In December 2006, Elanco Animal Health Division of Eli Lilly and Company completed a proof of concept study relating to our Renalan drug candidate product for the treatment of renal disease in companion animals. As a result, we earned a $100,000 milestone payment under our license agreement with Elanco. We continue to support Elanco and Spectrum in development of Renalan and RenaZorb, respectively, and seeking product approvals from the FDA.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt. We do not presently have any plans to pursue additional debt or equity financing during 2007 however, we may be required to raise additional capital in the near term and reserve the right to do so in connection with a business opportunity, transaction or other event not anticipated by our current budget. We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all. We have a single note payable in the principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair. The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007. Future payments of principal and interest are due annually on February 8, 2008 through 2010.

Our cash and short-term investments decreased by $2,461,180, from $27,220,357 at December 31, 2006 to $24,759,177 at March 31, 2007, due primarily to the incurrence of operating expenses (approximately $4,200,000) purchases of property and equipment (approximately $704,000) and payment of notes payable ($600,000). This decrease was partially offset by the receipt of $3,000,000 in connection with the private placement of common shares purchased by The AES Corporation in March 2007.

During the quarter ended March 31, 2007, our cash used in operations was $4,237,269. Unusual or infrequently occurring payments made during the first quarter of 2007 included annual employee bonus payments of $461,014. The amount of cash we use in operations is dependent on the amount and mix of revenues we generate. In the first quarter of 2007, revenues were $1,140,932, which included $177,390 of product sales. Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time. We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At May 4, 2007, we had 70,020,626 common shares issued and outstanding. As of that same date, there were outstanding warrants to purchase up to 3,256,525 common shares and options to purchase up to 4,637,124 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2007:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,800,000	$600,000	$1,200,000	$-	$-
Interest on notes payable	252,000	126,000	126,000	-	-
Contractual Service Agreements	1,570,760	1,488,529	82,231	-	-
Facilities and Property Leases	352,754	209,833	142,921	-	-
Unfulfilled Purchase Orders	2,657,658	2,657,658	-	-	-
Total Contractual Obligations	$6,633,172	$5,082,020	$1,551,151	$-	$-

In connection with the formation of the AlSher Titania joint venture, the Company committed to completion of its pigment processing pilot plant and expects to commission the plant by late 2007. Total capital expenditures, labor and development costs associated with this effort are expected to total approximately $3.9 million, which will be partially reimbursed by AlSher. Through March 31, 2007, approximately $371,000 of costs associated with the pigment processing pilot plant have been incurred.

We also intend to purchase equipment for our Reno, Nevada facility for use in the development and expansion of our current advanced battery materials production capabilities. We expect to spend approximately $350,000 for this equipment and approximately $200,000 for down payments on equipment and building improvements relating to manufacture of our pharmaceutical products during the quarter ended June 30, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2007.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to inventory, long-lived assets, stock-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect our future results of operations and cash flows.

•
Product Inventories. The Company values its inventories at the lower of cost (first-in, first-out method) or market. We employ a full absorption procedure using standard cost techniques, which approximates actual cost. The standards are customarily reviewed and adjusted annually.

•
Long-Lived Assets. Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building. Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At March 31, 2007, the carrying value of these assets was $12,209,137, or 29% of total assets. We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist. In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation. We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 8 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

•
Overhead Allocation. Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated monthly to research and development expense and product inventories based on labor costs. Facilities overhead allocated to research and development projects may be chargeable when invoicing customers under certain research and development contracts.

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

•
Deferred Income Taxes. Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of March 31, 2007.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The net loss for the quarter ended March 31, 2007, which was the first quarter of our 2007 fiscal year, totaled $5,181,467 ($.07 per share) compared to a net loss of $4,560,064 ($.08 per share) in the first quarter of 2006.

Total revenues for the quarter ended March 31, 2007 were $1,140,932 compared to $545,296 for the same period of 2006. Product revenues increased by $169,372, from $8,018 in the first quarter of 2006 to $177,390 in the first quarter of 2007. During the first quarter of 2007, we recorded approximately $165,400 of product revenues associated with NanoSafe nanoTitanate battery materials, alumina and prototype cells. There were no comparable product revenues in the first quarter of 2006. Additionally, sales of other TiO2 related products increased by approximately $4,000 for the quarter ending March 31, 2007 over the prior year quarter.

Revenues from contracts and grants increased by $409,246, from $207,008 in the first quarter of 2006, to $616,254 in the first quarter of 2007. Revenues associated with the subcontract with the University of Nevada, Las Vegas increased by $135,700 primarily due to equipment billed in the first quarter of 2007. Revenues of $367,400 were recorded in connection with the $2.5 million Department of Energy earmark in the first quarter of 2007. In the prior year, revenues associated with this grant were not recorded until September 2006. These increases were offset by $15,300 due to the completion of the Western Michigan University grant and by $79,100 due to the completion of a subcontract with Rutgers University to provide testing services associated with the National Science Foundation grant in 2006.

Cost of product sales increased by $208,995, from $1,266 in the first quarter of 2006 to $210,262 in the same quarter of 2007. This increase is driven by the changes in product sales discussed in the paragraph above.

Research and development (“R&D”) expenses increased by $1,048,940, from $1,948,387 in the first quarter of 2006 to $2,997,327 in the same quarter of 2007. Labor and overhead costs increased by approximately $492,000 due to the addition of 24 new employees. Expenditures for materials, supplies and other operating costs (exclusive of labor) for the battery initiative increased by approximately $393,000 and other R&D operations increased by approximately $164,000 primarily due to costs incurred in connection with the $2.5 million Department of Energy earmark that was not effective in the first quarter of 2006.

Depreciation and amortization increased by $114,187, from $316,871 in first quarter of 2006 to $431,058 in the first quarter of 2007. The increase in depreciation reflects the addition of approximately $3,000,000 in lab and production equipment since March 2006, primarily relating to expansion of production capabilities at the Indiana and Reno facilities.

Interest income increased by $132,065, from $211,303 in the first quarter of 2006 to $343,368 in the first quarter of 2007 due to an increase in cash available for investment of approximately $5.4 million that was generated through the sale of common shares in December 2006 and the private sale of stock to The AES Corporation in March 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

Immaterial edits and the financial and other data referenced in the risk factors have been updated as of a recent practicable date.

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

We have experienced a loss in every fiscal year since our inception. Our losses from operations were $17,681,415 in 2006 and $5,181,467 in the quarter ended March 31, 2007. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable for the long-term, or even for any quarter.

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

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. If we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders would be diluted. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges.

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

We have limited financial personnel and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. Because of their size, resources, reputation, history and other factors, certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern and lend greater credibility to any joint venture.

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

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis In-house or outsourced manufacturing is becoming an increasingly significant part of our business. If and as manufacturing becomes a larger part of our business, we will become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

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

As of March 31, 2007, we had approximately $24.8 million in cash, cash equivalents and short-term investments. As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

We are dependent on key personnel.

Our continued success will depend to a significant extent on the services of Dr. Alan J. Gotcher, our Chief Executive Officer and President, Edward Dickinson, our Chief Financial Officer, and Dr. Bruce Sabacky, Chief Technology Officer. We have key man insurance on the lives of Dr. Gotcher and Dr. Sabacky. We do not have agreements requiring any of our key personnel to remain with our company. The loss or unavailability of any or all of these individuals would harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.   In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance may divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan.

For example, on March 30, 2005, we received a letter of inquiry from the SEC requesting information relating to a press release we issued on February 10, 2005, in which we announced developments in a rechargeable battery technology that incorporates our lithium titanate battery materials. After providing the requested information, we received a follow up letter of inquiry dated August 2, 2005 requesting additional information related to our battery programs, emails of certain affiliates, certain transactions and recent earnings calls. We provided the information to the SEC in a series of letters sent during September and October 2005. We have not been contacted by the SEC since providing all requested information in October 2005 or been notified of any ongoing activity or pending proceeding. The absence of any additional letters of inquiry related to the matter for an approximately 18-month period suggests to us that the inquiry may be completed; however, we have received no notice from the SEC with respect to the status of the inquiry and are uncertain as to its status. Based upon advice of counsel that the SEC frequently does not apprise a company whether an inquiry has been terminated or is ongoing, we expect to remain uncertain in the foreseeable future. Our response to the SEC inquiry diverted considerable financial and human resources, which harmed our ability to execute our business plan for a time, and leaves a level of uncertainty going forward, which may harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

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

Item 5. Other Information

On March 6, 2007, we entered into a Subcontract with the University of Las Vegas (“UNLV”) with respect to the Department of Energy project entitled “High Efficiency Generation of Hydrogen Fuels Using Solar Thermo Chemical Splitting of Water”. Under this agreement, we are required to perform work related to the project with an aggregate labor and other costs of $356,500 for which UNLV is required to give us reimbursement, and we are required to cost share the remaining $98,950 of project costs.

Item 6. Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 10, 2007	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

May 10, 2007	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005

10.1	Subcontract dated March 6, 2007 with U.N.L.V.	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith