Form 10-Q
period 2007-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2007-08-09
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of August 1, 2007 the registrant had 70,143,787 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,604,297	$12,679,254
Investment in available for sale securities	18,241,998	14,541,103
Accounts receivable, net	1,875,561	1,624,825
Notes receivable from related party, current portion	611,238	-
Product inventories	1,051,896	169,666
Prepaid expenses and other current assets	216,728	413,390
Total current assets	24,601,718	29,428,238

Investment in Available for Sale Securities	1,720,800	1,306,420

Property, Plant and Equipment, net	12,840,197	11,229,406

Patents, net	762,840	805,248

Notes Receivable from related party, long-term portion	347,635	330,000

Other Assets	127,779	21,261

Total Assets	$40,400,969	$43,120,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,223,997	$1,533,047
Accrued salaries and benefits	959,096	840,219
Accrued liabilities	1,070,268	526,596
Note payable, current portion	600,000	600,000
Total current liabilities	4,853,361	3,499,862

Note Payable, Long-Term Portion	1,200,000	1,800,000

Minority Interest in Subsidiary	1,842,320	-

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
70,100,535 and 69,079,270 shares issued and
outstanding at June 30, 2007 and December 31, 2006	119,194,143	115,989,879
Additional paid in capital	3,693,782	2,002,220
Accumulated deficit	(90,965,237)	(80,353,188)
Accumulated other comprehensive income	582,600	181,800

Total Stockholders' Equity	32,505,288	37,820,711

Total Liabilities and Stockholders' Equity	$40,400,969	$43,120,573

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Product sales	$1,755,613	$2,640	$1,933,003	$10,658
License fees	-	364,720	-	364,720
Commercial collaborations	734,784	389,236	1,082,072	719,506
Contracts and grants	575,471	300,232	1,191,725	507,240
Total revenues	3,065,868	1,056,828	4,206,800	1,602,124
Operating Expenses
Cost of product sales	2,192,476	1,450	2,402,738	2,716
Research and development	3,238,869	2,205,265	6,236,197	4,153,652
Sales and marketing	409,230	618,422	789,766	1,011,583
General and administrative	2,600,818	1,796,853	5,212,032	4,408,157
Depreciation and amortization	473,991	363,247	905,049	680,118
Total operating expenses	8,915,384	4,985,237	15,545,782	10,256,226
Loss from Operations	(5,849,516)	(3,928,409)	(11,338,982)	(8,654,102)
Other Income (Expense)
Interest expense	(31,500)	(42,000)	(66,500)	(87,500)
Interest income	292,670	181,522	636,038	392,825
Gain/(Loss) on foreign exchange	83	(131)	(285)	(305)
Total other income, net	261,253	139,391	569,253	305,020

Loss from continuing operations before
minority interest share	(5,588,263)	(3,789,018)	(10,769,729)	(8,349,082)

Minority interest share	157,680	-	157,680	-

Net Loss	$(5,430,583)	$(3,789,018)	$(10,612,049)	$(8,349,082)

Loss per common share - Basic and diluted	$(0.08)	$(0.06)	$(0.15)	$(0.14)

Weighted average shares - Basic and diluted	69,926,260	59,290,242	69,596,969	59,256,485

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid In	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, JANUARY 1, 2007	69,079,270	$115,989,879	$2,002,220	$(80,353,188)	$181,800	$37,820,711

Comprehensive loss:
Net loss	-	-	-	(10,612,049)	-	(10,612,049)
Other comprehensive income,
net of taxes of $0	-	-	-	-	400,800	400,800
Comprehensive loss	-	-	-	-	-	(10,211,249)
Share-based compensation	-	109,773	1,691,562	-	-	1,801,335
Exercise of stock options	55,833	94,491	-	-	-	94,491
Issuance of restricted stock,
net of cancellations/expired shares	69,909
Common stock issued	895,523	3,000,000	-	-	-	3,000,000

BALANCE, JUNE 30, 2007	70,100,535	$119,194,143	$3,693,782	$(90,965,237)	$582,600	$32,505,288

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,612,049)	$(8,349,082)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	905,049	680,118
Minority interest in operations	(157,680)	-
Securities received in payment of license fees	(13,580)	(513,324)
Share-based compensation	1,801,335	1,007,347
Loss on disposal of fixed assets	-	21,101
Accrued interest on notes receivable	(21,021)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(250,736)	127,722
Notes receivable, net	(607,852)	-
Product inventories	(851,658)	-
Prepaid expenses and other current assets	196,662	(138,009)
Other assets	-	49,939
Trade accounts payable	599,453	479,882
Accrued salaries and benefits	118,877	211,495
Accrued liabilities	437,154	158,680

Net cash used in operating activities	(8,456,046)	(6,264,131)

Cash flows from investing activities:
Sale of available for sale securities	14,375,000	10,800,000
Purchase of available for sale securities	(18,075,895)	(2,775,187)
Purchase of property and equipment	(2,412,507)	(1,888,400)

Net cash (used in) provided by investing activities	(6,113,402)	6,136,413

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from financing activities:
Issuance of common shares for cash	3,000,000	-
Proceeds from exercise of stock options	94,491	141,673
Payment of notes payable	(600,000)	(600,000)
Minority interest	2,000,000	-

Net cash provided by (used in) financing activities	4,494,491	(458,327)

Net decrease in cash and cash equivalents	(10,074,957)	(586,046)

Cash and cash equivalents, beginning of period	12,679,254	2,264,418

Cash and cash equivalents, end of period	$2,604,297	$1,678,372

Supplemental disclosures:
Cash paid for interest	$168,000	$105,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the six months ended June 30, 2007:
- We received 1,000,000 of common stock valued at $106,518 in connection with the Phoenix Motorcars, Inc. Janaury 2007 purchase agreement.  The investment was recorded with an offset to deferred revenue.

- We issued 75,575 shares of restricted stock to employees having a fair value of approximately $237,000 for which no cash will be received.

- We made property and equipment purchases of $91,497, which are included in trade accounts payable at June 30, 2007.

- We had an unrealized gain on available for sale securities of $400,800.

For the six months ended June 30, 2006:
- We issued 56,875 shares of restricted stock to employees having a fair value of approximately $180,000 for which no cash will be received.

- We made property and equipment purchases of $503,245, which are included in trade accounts payable at June 30, 2006.

- We had an unrealized loss on available for sale securities of $30,200.

(concluded)

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDESNED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Preparation of Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 13, 2007.

The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000.  At June 30, 2007 and December 31, 2006, we had cash deposits of approximately $860,000 and $3.0 million, respectively, in excess of FDIC insurance limits.

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

Inventory – The Company values its inventories at the lower of cost (first-in, first-out method) or market.  We employ a full absorption procedure using standard cost techniques, which approximates actual cost.  The standards are customarily reviewed and adjusted annually.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized (gain)/loss on the investment in available for sale securities. The components of comprehensive loss for the three-month periods ended June 30, 2007 and 2006 are as follows:

	Six Months Ended
	June 30, 2007
	2007	2006
Net loss	$10,612,049	$8,349,082
Unrealized (gain)/loss on investment in available
for sale securities, net of taxes of $0	(400,800)	30,200

Comprehensive loss	$10,211,249	$8,379,282

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or delivery of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse,the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting under EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

Accrued Warranty -  We provide a limited warranty for battery packs sold to Phoenix Motorcars, Inc.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since this is a new product, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on relative labor costs.

Minority Interest – In April 2007, the Company and The Sherwin-Williams Company (“Sherwin”) entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of the Company and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Inc., Sherwin, and AlSher, Altairnano contributed to AlSher an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plants assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher other than its ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The costs associated with this effort are expected to be partially reimbursed by AlSher.  Any work in process and fixed assets associated with completion of the pigment pilot processing plant are contributed by Altairnano to the AlSher joint venture.  For each reporting period, Alsher is consolidated with the Company’s subsidiaries because the Company has a controlling interest in Alsher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

Recent Accounting Pronouncements – In May 2007 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN48-1 “Definition of Settlement in FASB Interpretation No. 48”.  This staff position provides guidance on how an enterprise should determine whether a tax positon is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance is effective upon the initial adoption of Interpretation 48, which we implemented as of January 1, 2007 (refer to Note 10 Income Taxes).  The adoption of this staff position did not impact our cash flows or financial results.

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

Investment in available for sale securities (long-term) consists of 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely.  Additionally, 140,000 of the 240,000 shares are subject to a contractual provisions preventing sale prior to June 2007.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the Nasdaq Capital Market.  At June 30, 2007, their fair value was approximately $1,720,800, representing a cumulative unrealized holding gain of approximately $582,600.

Note 4.  Product Inventories

Product inventories consist of the following:

	June 30, 2007	December 31, 2006

Raw Materials	$711,431	$-
Work in Process	340,465	112,500
Demo Units	-	57,165
Total Product Inventories	$1 ,051,896	$169,666

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of June 30, 2007, inventory consisted of the labor, materials, and overhead to produce the battery packs associated with the January 2007 Phoenix Motorcars, Inc. supply agreement (refer to Note 11 – Related Party Transactions).  As of December 31, 2006, work in process consisted primarily of battery cells and modules in various stages of the manufacturing process.

Note 5.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets over their useful lives.  The amortized patents balances as of June 30, 2007 and December 31, 2006 were:

	June 30, 2007	December 31, 2006
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(754,896)	(712,488)
Total patents and patent applications	$762,840	$805,248

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, was $21,204 for the three months ended June 30, 2007 and 2006 and $42,408 for the six months ended June 30, 2007 and 2006.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6.  Notes Receivable from Related Party

Notes Receivable activity consists of the following:

	June 30, 2007	December 31, 2006
Beginning Balance	$330,000	$-
Additions	607,852	330,000
Plus interest earned	21,021	-
Ending Balance	958,873	330,000
Less current portion	611,238	-
Long term portion	$347,635	$330,000

On December 31, 2006, we received a $330,000 unsecured note receivable from Phoenix Motorcars, Inc. (refer to Note 11 – Related Party Transactions) in connection with the sale of battery packs, which bears interest at 10.5%.  The principal and interest are due by December 30, 2008 with no pre-payment penalty.  Notes receivable issued in 2007 carry interest at prime plus 1% as set forth in the Wall Street Journal and are due within 360 days of the delivery date based on the terms of the January 2007 Phoenix Motorcars, Inc. supply agreement.  The due date of these notes is accelerated if Phoenix sells the Zero Emmission credits associated with the sales of motorcars containing the Altair Nanosafe battery packs.

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

The total compensation cost charged in connection with these plans was $1,801,335 and $1,007,347 for the six-months ended June 30, 2007 and June 30, 2006, respectively.

Stock Options

The total number of shares authorized to be granted under the 2005 stock plan was increased from 3,000,000 to an aggregate of 9,000,000 based on the proposal approved at the annual and special meeting of shareholders held on May 30, 2007.  Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 1,785,600 are outstanding and unexercised at June 30, 2007. The total number of options relating to the 2005 plan that are outstanding and unexercised at June 30, 2007 is 2,776,107.

Total options granted for the six month periods ended June 30,2007 and June 30, 2006 were 1,465,382 and 1,155,131, respectively.  The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and June 30, 2006 was $1.90 and $2.32, respectively.

As of June 30, 2007, there was $1,648,825 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 0.7 years as of June 30, 2007.  Cash received from stock option exercises was $94,491 and $141,673 during the six-months ended June 30, 2007 and June 30, 2006, respectively.

Restricted Stock

During the six-months ended June 30, 2007, the Board of Directors granted 75,575 shares of restricted stock under the plan with a weighted average fair value of $3.13 per share.  During the six-months ended June 30, 2006, the Board of Directors granted 56,875 shares of restricted stock under the plan with a weighted average fair value of $3.17 per share.

As of June 30, 2007 we had $342,634 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.8 years.

Note 9.  Other Transactions

In March 2007, The AES Corporation (“AES”), one of the world’s largest global power companies, privately purchased 895,523 unregistered common shares of the Company at a price of $3.35 per share.  Total proceeds received relating to the purchase were $3,000,000.  No underwriting commission was paid in connection with this transaction.  The Company agreed to prepare and file a registration statement to register the shares within 30 days of the closing date of the transaction, which was effective on March 5, 2007.  Due to additional time required by AES to review the registration statement and prepare related documents, the registration statement was not filed until April 10, 2007 and became effective on May 30, 2007.

Note 10.  Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption as of January 1, 2007, we had no uncertain tax positions.  However, in reviewing the U.S. and Canadian income tax treatment of certain expenses we concluded that errors had been made in the allocation of those expenses between the U.S. and Canadian entities.

Based on our review, we determined that the gross amount of the Canadian deferred tax asset is overstated for 2002 through 2005.  This deferred tax asset has been fully reserved and, therefore, there will be no net income tax effect on the financial statements relating to this correction.  The Canadian net operating loss will be reduced by approximately $5.9 million as a result of filing amended returns.

For U.S. tax purposes, the gross deferred tax asset has been understated for expense items that should be recorded on the U.S. books for 2002 through 2006.  Although the gross amount of the deferred tax asset will be increased as a result of the expenses to be recorded on the U.S. books, the additional amount of the deferred tax asset will also be fully reserved.  The additional expenses to be recorded on the U.S. books during 2007 will increase the U.S. net operating loss by approximately $2.6 million.

Note 11.  Related Party Transactions

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for up to 500 battery pack systems.  The initial order of battery pack systems, valued at $1,040,000, was completed and billed in the second quarter.  Additional packs, valued at $585,000, were also completed and billed in the second quarter pursuant to the second release order valued at $2,210,000 received in May 2007.  The revenue associated with these packs was recognized under bill and hold agreements with Phoenix Motorcars, Inc.  (See Revenue Recognition under Summary of Significant Accounting Policies Note 2).  The terms of the purchase and supply agreement also include the payment of a technology fee in 2007 through 2008 by Phoenix based on their sale of Zero Emmission Credits (“ZEV credits”) associated with each electric vehicle.  ZEV credits are issued in connection with zero emission vehicles as defined by the California Air Resources Board.  Through June 30, 2007, no ZEV credits have been sold or paid to us.  Total accounts receivable and long term notes receivable including accrued interest (see Note 6) due from Phoenix at June 30, 2007 totaled $569,068 and $975,671, respectively.  Total deferred revenue of $625,016 at June 30, 2007, reflects pre-payment for battery purchase orders and the unamortized balance of the investment described below.

Additionally, Phoenix issued 1,000,000 shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract.  Phoenix must meet minimum battery pack purchases, annually, to maintain the limited exclusivity agreement through its expiration in December 2009.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $106,518 with the offset to deferred revenue, which is recognized on a straight-line basis over the three year term of the exclusivity period.

Note 12.  Business Segment Information

Management views the Company as operating in four business segments:  Performance Materials, Life Sciences, Advanced Materials and Power Systems (“AMPS”), and the Altair Hydrochloride Pigment Process Division (“AHP”).   Two of these divisions were formed in the fourth quarter of 2006, AMPS and AHP.  The activity relating to these business units was previously included in Performance Materials.  For all quarters presented, this activity has been reclassified out of Performance Materials and reported in the new business units.  In April 2007, a new company, called AlSher Titania LLC (“AlSher”), was formed.  AlSher represents a joint venture with The Sherwin-Williams Company, manufacturer of paint and durable coatings.  The AlSher joint venture is included in the AHP Division.  For all quarters presented, fixed assets previously reported in the Performance Material Divisions that were contributed to the joint venture were reclassified to the AHP Division.

The Performance Materials segment produces advanced materials for coatings, sensors, alternative energy devices and materials for improving process technologies.  Beginning in the first quarter of 2007, sales of nano-structured lithium titanate spinel (“LTO”) were moved to Performance Materials out of the AMPS segment.  All previous activity has been reclassed accordingly.  The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials.  The AMPS segment develops, produces, and sells nanoTitanate, NanoSafe battery cells, and battery packs and provides related design and test services.  The AHP segment markets and licenses our titanium dioxide pigment production technology.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited  condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2007 and June 30, 2006:

			Depreciation
		Loss/(Income) From	and
Three Months Ended	Net Sales	Operations	Amortization	Assets
June 30, 2007:
Performance Materials	$461,750	$878,914	$233,941	$5,462,008
AMPS	1,854,549	1,545,263	118,532	5,817,943
Life Sciences	446,260	(128,802)	7,483	2,329,768
AHP	303,309	505,664	81,153	5,162,518
Corporate	-	3,048,477	32,882	21,628,732

Consolidated Total	$3,065,868	$5,849,516	$473,991	$40,400,969

June 30, 2006:
Performance Materials	$176,784	$670,073	$259,910	$3,943,532
AMPS	78,799	1,393,748	71,581	2,462,564
Life Sciences	510,607	(447,556)	2,353	1,041,927
AHP	290,638	275,679	-	2,337,231
Corporate	-	2,036,465	29,403	17,201,802

Consolidated Total	$1,056,828	$3,928,409	$363,247	$26,987,056

			Depreciation
		Loss/(Income) From	and
Six Months Ended	Net Sales	Operations	Amortization	Assets
June 30, 2007:
Performance Materials	$1,008,483	$1,293,857	$514,504	$5,462,008
AMPS	2,117,554	3,021,369	230,029	5,817,943
Life Sciences	457,583	(4,927)	14,003	2,329,768
AHP	623,180	663,075	81,153	5,162,518
Corporate	-	6,365,608	65,360	21,628,732

Consolidated Total	$4,206,800	$11,338,982	$905,049	$40,400,969

June 30, 2006:
Performance Materials	$331,523	$1,463,066	$513,958	$3,943,532
AMPS	189,725	2,281,586	104,396	2,462,564
Life Sciences	510,608	(311,030)	4,705	1,041,927
AHP	570,268	411,581	-	2,337,231
Corporate	-	4,808,899	57,059	17,201,802

Consolidated Total	$1,602,124	$8,654,102	$680,118	$26,987,056

In the table above, corporate expense in the Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended June 30, 2007, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2007 and the balance of their accounts receivable at June 30, 2007 were as follows:

	Sales - 3 Months Ended	Accounts Receivable and Notes Receivable at
Customer	June 30, 2007	June 30, 2007
Performance Materials Division:
Department of Energy	$240,744	$87,496

AMPS Division:
Phoenix Mortorcars, Inc.	$1,519,632	$1,474,142
Department of Energy	$195,032	$60,378

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$421,706	$421,706
Department of Energy	$23,660	$10,727

AHP Division:
Western Oil Sands	$303,309	$345,387

For the three months ended June 30, 2006, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2006 and the balance of their accounts receivable at June 30, 2006 were as follows:

	Sales - 3 Months Ended	Accounts Receivable at
Customer	June 30, 2006	June 30, 2006
Performance Materials Division:
University of Las Vegas Research Foundation	$222,448	$156,022

AMPS Division:
National Science Foundation	$65,535	$59,625

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$510,608	$-

AHP Division:
Western Oil Sands	$240,758	$170,236

For the six months ended June 30, 2007, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended June 30, 2007 and the balance of their accounts receivable at June 30, 2007 were as follows:

	Sales - 6 Months Ended	Accounts Receivable and Notes Receivable at
Customer	June 30, 2007	June 30, 2007
Performance Materials Division:
Department of Energy	$398,796	$87,496

AMPS Division:
Phoenix Mortorcars, Inc.	$1,519,632	$1,474,142
Department of Energy	$404,349	$60,378

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$433,029	$421,706
Department of Energy	$23,660	$10,727

AHP Division:
Western Oil Sands	$623,180	$345,387

For the six months ended June 30, 2006, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2006 and the balance of their accounts receivable at June 30, 2006 were as follows:

	Sales - 6 Months Ended	Accounts Receivable at
Customer	June 30, 2006	June 30, 2006
Performance Materials Division:
University of Las Vegas Research Foundation	$303,254	$156,022

AMPS Division:
National Science Foundation	$146,942	$59,625

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$510,608	$-

AHP Division:
Western Oil Sands	$520,388	$170,236

Revenues for the three-month periods ended June 30, 2007 and 2006 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	June 30, 2007	June 30, 2006

United States	$2,632,095	$816,578
Canada	325,633	240,250
Other foreign countries	108,140	-
Total	$3,065,868	$1,056,828

(a) Revenues are attributed to countries based on location of customer.

Revenues for the six-month periods ended June 30, 2007 and 2006 by geographic area were as follows:

	Revenues -	Revenues -
	6 Months Ended	6 Months Ended
Geographic information (a):	June 30, 2007	June 30, 2006

United States	$3,400,566	$1,029,192
Canada	621,271	523,052
Other foreign countries	184,963	49,880
Total	$4,206,800	$1,602,124

(a) Revenues are attributed to countries based on location of customer.

Note 13.  Subsequent Events

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES Energy Storage, LLC  (“AES”).  Under the terms of the agreement we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  We are required to deliver to AES a prototype of the energy storage products by the end of 2007.  In connection with this agreement, a Warrant Issuance Agreement was also signed.  Pursuant to this agreement, an initial warrant to purchase 200,000 common shares of the Company at $3.64 per share was issued.  The Initial Warrant becomes exercisable upon the earlier to occur of December 31, 2007 or the date the pilot energy storage system is delivered pursuant to the Joint Development Agreement, and it expires on July 20, 2011.  Additionally, we also agreed to issue AES additional warrants (referred to as “Milestone Warrants”) to purchase common shares of the Company based on a formula derived from revenue received from sales of energy storage systems to AES and its affiliates during the term of the Joint Development Agreement   The number of Milestone Warrants the Company may be required to issue is subject to an aggregate cap of 1.8 million Milestone Warrants, which would be reached only if the Company received at least $90 million in revenue from sales of energy storage systems to AES during the term of the Joint Development Agreement. The Milestone Warrants are to be issued annually by March 31 with respect to the prior year.  They will have a four-year term and an exercise price equal to the greater of (i) $3.64 and (ii) the closing price on January 31 of the year of issuance less $5.00.  The number of Milestone Warrants the Company is obligated to issue in any year is capped at the lesser of 500,000 Milestone Warrants and the number of Milestone Warrants with an associated expense, determined in accordance with GAAP, that is 10% of energy storage system revenue from AES (although warrants not issued as a result of the cap may roll over to a following year provided certain minimum sales have been acheived).  The Milestone Warrants will include cashless exercise provisions, and the Company has granted AES certain registration rights with respect to common shares issuable upon the exercise of the Warrants.

On August 3, 2007, we received an initial $1,000,000 order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product will be designed, manufactured, and tested at our Indiana and Reno facilities, and is expected to ship in the fourth quarter of 2007.

On July 18, 2007, we signed a new lease agreement effective as of July 1, 2007 for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  The lease is for an initial term of 5 years with a single one-year renewal term.  Total rent to be paid over the 5 year term including real estate taxes is $570,625.  The landlord will provide the first $110,000 in additional leasehold improvements at no cost.  We plan to move from the current office and laboratory space leased in the Flagship Enterprise Center Building, an aggregate of 8,199 square feet, to the Accelerator Building over a period of approximately six months.

               On July 13, 2007, we signed an agreement with PPG Industries, Inc., as a sub-contractor to their United States Air Force Research Labs grant.  Under the terms of this grant, we will work jointly with PPG to develop a nanometal oxide material and dispersion concentrates to create a primer to be utilized in aerospace applications.  The total value of the agreement is $290,000 over a 6 month term.  We also received a $200,000 purchase order in July from a division of PPG, PRC-DeSoto International, Inc., to perform research and development over a 6 month period related to the same objectives as the grant noted above.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted in Part II – Other Information, “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2006 and June 30, 2007 and the material changes in our results of operations and financial condition between the three-and six-month periods ended June 30, 2007 and June 30, 2006.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into four divisions, an Advanced Materials and Power Systems Division, or AMPS, a Life Sciences Division, an Altair Hydrochloride Pigment Process Division, or AHP, which includes the AlSher Titania joint venture, and a Performance Materials Division.  Our research, development, production and marketing efforts are currently directed toward four primary market applications that utilize our proprietary technologies:

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

•
AHP: In April 2007, the AlSher Titania joint venture was formed to develop and produce high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.  Current customers utilizing the AHP technology and internal research and development activities are also conducted by the AHP divison.

•	Performance Materials
o
The testing, development, marketing and/or licensing of nano-structured ceramic powders for use in various application, such as advanced performance coatings, air and water purification systems, and nano-sensor applications.   As part of the AlSher Titania joint venture, an exclusive license was granted to AlSher Titania to produce nano titanium dioxide materials that will be purchased by the Company for internal development and commercial sales.

o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called lithium nanoTitanate batteries.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide laboratory space and services in connection with testing and development related to the use of our AHP to produce titanium dioxide pigment and pigment-related products from titanium-bearing oil sands, (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, (4) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, (5) produce battery packs, (6) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization, and (7) jointly develop a suite of energy storage solutions.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications; have entered into a joint venture to develop and produce titanium dioxide pigment for use in paint and coatings and nano titamium dioxide materials for use in a variety of advanced materials applications; and we have made product sales consisting principally of battery packs and lithium titanate.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, the successful completion of pilot plant operations in connection with AlSher Titania, the successful completion of pilot plant operations in connection with energy storage devices, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation.  In fiscal 2006, revenues from product sales, commercial collaborations and contracts and grants increased significantly, but operating expenses also increased significantly as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts.   Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our NanoSafe nanoTitanate battery materials to be a source of such higher-margin revenues.  In 2007, we intend to increase spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
We must continue the development work on our nano-structured lithium titanate spinel (“LTO”) electrode materials, produce sufficient quantities of batteries and battery cells for test purposes, obtain satisfactory test results and successfully market the materials.  Toward that end, we have hired additional employees, have constructed test and production facilities and are purchasing equipment.  Our intent is to initially market our LTO electrode materials to the automotive industry and stationary power markets where we must be able to demonstrate to prospective customers that our nano-structured LTO electrode materials offer significant advantages over existing technologies.

•
On July 20, 2007, we entered into a multi-year joint development and equipment purchase agreement related to our battery technology and energy storage products with AES Energy Storage, LLC (“AES”), a subsidiary of The AES Corporation. (Refer to Note 13 Subsequent Events).  Under this agreement, a pilot project to jointly develop an energy storage system with AES is expected to be completed by the second quarter of 2008.  Successful completion of this project is key to begin commercially marketing and selling these energy storage systems.

•
On January 9, 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for NanoSafe nanoTitanate battery packs to be used in electric vehicles produced by Phoenix.  Phoenix has placed firm purchase orders for $3,250,000 in NanoSafe nanoTitanate battery packs through June 30, 2007.  Management believes that the projected orders for 2007 of between $16 and $42 million for the remainder of 2007 may not be achieved, and that orders may fall below $16 million.  We are currently working with Phoenix to firm up orders through the remainder of 2007.  Packs generating revenue of $1,625,000 were produced and invoiced in the second quarter of 2007, with the remainder of the $3,250,000 in ordered packs expected to be completed in the third quarter.  The agreement provides Phoenix with limited exclusivity in the all-electric vehicle market during a three-year period.  In order to maintain exclusivity, Phoenix must purchase at least $16 million in battery packs during 2007.  Phoenix must be successful in their business strategy and we must build and deliver battery packs on a scale we have never before achieved, in order to fully benefit from this purchase agreement.

•
Spectrum and Elanco must begin the testing and application processes necessary to receive Federal Drug Administration approval of our RenaZorb and Renalan products, respectively.  Toward that end, we must manufacture RenaZorb and Renalan under pharmaceutical industry guidelines to support such testing.

•
We have formed the AlSher Titania joint venture with The Sherwin-Williams Company to develop and produce titanium dioxide pigment for use in paint and coatings.  The success of this joint venture and initial pilot plant trials   is integral to continuing development and the ultimate commercialization of AHP.

Although it is not essential that all of these projects be successful in order to permit substantial long-term revenue growth, we believe that full commercialization of several of our technologies will be necessary in order to expand our revenues enough to create a likelihood of our becoming profitable in the long term.  We are optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, partnering and other risks to overcome.

Recent Business Developments

Advanced Materials and Power Systems Division

In July 2007, we entered into a multi-year development and equipment purchase agreement with AES, a subsidiary of global power leader The AES Corporation.  The AES Corporation is one of the world’s largest power companies, with operations in 28 countries on five continents.  The AES Corporation generation and distribution facilities have the capacity to serve 100 million people worldwide.  Under the terms of the deal, we will work jointly with AES to develop a suite of energy storage solutions specifically for AES.  These energy storage products are expected to deliver in excess of 1 megawatt of power and 500 kilowatt-hours of energy.  Altairnano is working with AES to apply these products and systems at strategic points within the electrical grid to more efficiently deal with congestion, peak energy consumption, and real-time fluctuations in electricity demand.  We believe that the quick response time, extended life, and power profile of the Altairnano batteries and energy storage products are well suited to improving performance in these areas with lower environmental impact than traditional generation solutions. Delivery to AES of the prototype Altairnano energy storage products is scheduled for the end of the year. (Refer to Subsequent Events Note 13).

On August 3, 2007, we received an initial $1,000,000 order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product will be designed, manufactured, and tested at our Indiana and Reno facilities, and is expected to ship before the end of the fourth quarter of 2007.  This initial product is intended for use as a short term duration buffer to regulate the frequency and voltage of the electrical utility system grid.  This buffering is called Regulation Services and it serves to smooth the short term supply-demand imbalances inherent in power generation and delivery, thereby improving the quality of power delivered.

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix for lithium nanoTitanate battery packs to be used in electric vehicles produced by Phoenix.  Contemporaneously, Phoenix placed firm purchase orders for 35 kilowatt hour (“KWh”) battery pack systems valued at $1,040,000 and placed an indicative blanket purchase order for up to 500 battery pack systems to be delivered during 2007 (projected value between $16 and $42 million).  Management believes that the projected orders for 2007 of between $16 and $42 million for the remainder of 2007 may not be achieved, in that orders may fall below $16 million.  We are currently working with Phoenix to firm up orders through the remainder of 2007.  The initial order for $1,040,000 was completed and invoiced on a bill and hold basis in the second quarter of 2007.  Additionally, $585,000 of packs relating to a May 2007 purchase order valued at $2,210,000 were completed and invoiced on a bill and hold basis  in the second quarter of 2007. (Refer to Revenue section in Summary of Significant Accounting Policies Note 2, which details our policy regarding bill and hold shipments).

AHP Division

In April 2007, a new company, called AlSher Titania LLC (“AlSher”), was formed.  AlSher represents a joint venture with The Sherwin-Williams Company, one of the world's leading manufacturers of paint and durable coatings.  AlSher will combine the Altairnano Hydrochloride Pigment (AHP) process and the Sherwin-Williams Hychlor Pigment (SWHP) process and other technologies to develop and produce high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.  Construction of the pigment processing pilot plant, which is expected to be commissioned in late 2007, continues and testing of completed processing stages are scheduled to begin in the third quarter.

Performance Materials

               In July 2007, we signed an agreement with PPG Industries, Inc. (“PPG”), as a sub-contractor to their United States Air Force Research Labs grant.  Under the terms of this grant, we will work jointly with PPG to develop a nanometal oxide material and dispersion concentrates to create a primer to be utilized in aerospace applications.  The total value of the agreement is $290,000 over a 6 month term.  We also received a $200,000 purchase order in July from a division of PPG, PRC-DeSoto International, Inc., to perform research and development over a 6 month period related to the same objectives as the grant noted above.

               In January 2007, Sulzer Metco placed a $75,000 order for TiO2 thermal spray grade.  A partial shipment was made in January 2007 and the remaining order is expected to ship in the third and fourth quarter.

 Life Sciences

               Work completed January through June of 2007 of $330,200 associated with our research and license agreement with Elanco Animal Health Division of Eli Lilly and Company was billed in the second quarter.  Remaining work under current purchase orders expected to be completed by the end of the third quarter totaled $265,500.

               We continue to support Elanco and Spectrum in development of Renalan and RenaZorb, respectively, and seeking product approvals from the FDA.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  We do not presently have any plans to pursue additional debt or equity financing, however, we may be required to raise additional capital in the near term and reserve the right to do so in connection with a business opportunity, transaction or other event not anticipated by our current budget.  We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all.  We have a single note payable in the principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and February 8, 2007.  Future payments of principal and interest are due annually on February 8, 2008 through 2010.

Our cash and short-term investments decreased by $6,374,062, from $27,220,357 at December 31, 2006 to $20,846,295 at June 30, 2007, due primarily to the incurrence of operating expenses (approximately $8,500,000) purchases of property and equipment (approximately $2,400,000) and payment of notes payable ($600,000).  This decrease was partially offset by the receipt of proceeds in connection with the private placement of common shares purchased by The AES Corporation in March 2007 and receipt of cash in connection with the AlSher Titania Joint Venture.

During the six months ended June 30, 2007, our cash used in operations was $8,456,046.  The amount of cash we use in operations is partially dependent on the amount and mix of revenues we generate.  In the six months ended 2007, revenues were $4,206,800, which included $1,933,003 of product sales.  Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.  As revenues associated with product sales increase, a higher level of inventory and long term notes receivable impact cashflows as well.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At August 1, 2007, we had 70,143,787 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 3,422,525 common shares and options to purchase up to 4,557,955 common shares.

      Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2007:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,800,000	$600,000	$1,200,000	$-	$-
Interest on notes payable	252,000	126,000	126,000	-	-
Contractual Service Agreements	1,551,957	1,469,503	82,454	-	-
Facilities and Property Leases	851,770	284,435	376,085	191,250	-
Unfulfilled Purchase Orders	2,893,737	2,893,737	-	-	-
Total Contractual Obligations	$7,349,464	$5,373,675	$1,784,539	$191,250	$-

In connection with the formation of the AlSher Titania joint venture, the Company committed to complete its pigment processing pilot plant and expects to commission the plant by late 2007.  Total capital expenditures, labor and development costs associated with this effort are expected to total approximately $3.9 million. Through June 30, 2007, approximately $1,056,000 of costs associated with the pigment processing pilot plant have been incurred.

A total of approximately $2,000,000 is anticipated to be spent on equipment and building improvements through the end of December 2007 relating to our preparations to manufacture our pharmaceutical products.

In July 2007, we signed a new lease agreement for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  The lease is for an initial term of 5 years with a single one-year renewal term.  Total rent to be paid over the 5 year term including real estate taxes is $570,625.  The landlord will provide the first $110,000 in additional leasehold improvements at no cost.  We plan to move from the current office and laboratory space leased in the Flagship Enterprise Center Building, an aggregate of  8,199 square feet, to the Accelerator Building over a period of approximately six months.  We expect to spend $220,000 on build-out and leasehold improvements net of the $110,000 credit received from the landlord through the fourth quarter of 2007.

We also intend to purchase equipment for our Reno, Nevada facility for use in the development and expansion of our current advanced battery materials production capabilities.  Through June 30, 2007, approximately $576,000 was expended on production equipment, and we expect to spend approximately $319,000 during the quarter ending September 30, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2007.

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

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At June 30, 2007, the carrying value of these assets was $13,243,947, or 33% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation.  We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers.  We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use are appropriate and reasonable.

•
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable, in accordance with the Securities and Exchange Commission “Staff Accounting Bulletin No. 104 – Revenue Recognition in Financial Statements”.  Historically, our revenues have been derived from four sources: license fees, commercial collaborations, contract research and development and product sales.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse,the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting under EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

•
Accrued Warranty.  We provide a limited warranty for battery packs sold to Phoenix Motorcars, Inc.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since this is a new product, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.

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

•
Minority Interest – In April 2007, the Company and The Sherwin-Williams Company (“Sherwin”) entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of the Company and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Inc, Sherwin and AlSher, Altairnano contributed to AlSher an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plants assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher other than its ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The costs associated with this effort are expected to be partially reimbursed by AlSher.  Any work in process and fixed assets associated with completion of the pigment pilot processing plant are contributed by Altairnano to the AlSher joint venture.  For each reporting period, Alsher is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

•
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of June 30, 2007.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of June 30, 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The net loss for the second quarter ended June 30, 2007 totaled $5,430,583 ($.08 per share) compared to a net loss of $3,789,018 ($.06 per share) in the second quarter of 2006.

Total revenues for the second quarter ended June 30, 2007 were $3,065,868 compared to $1,056,828 for the second quarter of 2006.  License fee revenue decreased by $364,720 in the second quarter ended June 30, 2007 as compared to the same period in 2006 due to a milestone payment received in the second quarter of 2006 in connection with the Spectrum agreement.  No additional milestones were achieved for the same period in 2007.

Product revenues increased by $1,752,973 from $2,640 in the second quarter of 2006 to $1,755,613 in the second quarter of 2007.  During the second quarter of 2007, we recorded approximately $1,739,700 of product revenues associated with NanoSafe nanoTitanate battery materials, alumina and prototype cells.  There were no comparable product revenues in the second quarter of 2006.  Additionally, sales of other TiO2 related products increased by approximately $13,300 for the second quarter ending June 30, 2007 over the prior year quarter.

Revenues from commercial collaborations increased by $345,548, from $389,236 in the second quarter of 2006 to $734,784 in the second quarter of 2007.  Revenues of approximately $421,700 were recorded in connection with research and development of Renalan performed per the Elanco Animal Health contract in June 2007.  This contract was not signed until May 2006 and no billable research and development charges were incurred in the second quarter of 2006.  Additional revenue of $62,600 associated with Western Oil Sands primarily related to materials purchases and other increases totaled $6,200 in the second quarter of 2007.  These increases were offset by a decrease in revenue of approximately $145,000 relating to the RenaZorb development revenues under the Spectrum contract recorded in the second quarter of 2006.  No development revenues have been recorded in 2007.

Revenues from contracts and grants increased by $275,239, from $300,232 in the second quarter of 2006, to $575,471 in the second quarter of 2007.  Revenues of $459,400 were recorded in connection with the $2.5 million Department of Energy grant in the second quarter of 2007.  In the prior year, revenues associated with this grant did not commence until September 2006.  This increase and other increases due to the timing of new grants of $18,200 was offset by $164,900 due to the completion of the $750,000 University of Nevada, Las Vegas Research Foundation subcontract and by $37,500 due to the completion of a subcontract with Rutgers University to provide testing services associated with the National Science Foundation grant.

Cost of product sales increased by $2,191,026, from $1,450 in the second quarter of 2006 to $2,192,476 in the same quarter of 2007.  This increase is primarily driven by the changes in product sales discussed in the paragraph above.   Positive margins have not yet been achieved associated with the sale of battery packs due to scaling issues, and a portion of the revenues relating to the battery packs is dependent upon the receipt of Zero Emission Credits (refer to Note 11 – Related Party Transactions).  Through June 30, 2007, no ZEV credits have been sold or paid to us by Phoenix Motorcars, Inc.  As higher production volumes and cost reduction efforts are achieved and ZEV credits are paid, the margin on battery pack sales is expected to become positive.

Research and development expenses increased by $1,033,604, from $2,205,265 in the second quarter of 2006 to $3,238,869 in the same quarter of 2007.  Labor costs increased by approximately $469,400 due to the addition of 34 new employees.  Excluding labor, research and development costs increased in the following business units:  $127,200 net increase in Performance Materials primarily due to the Department of Energy Nanosensors grant that was not signed until September 2006 offset by a reduction in battery materials costs, which are now recorded in cost of sales; $271,500 net increase in Life Sciences primarily due to RenaZorb and Renalan research costs;  $100,300 net increase in AHP due to the pigment pilot plant associated with the AlSher joint venture and increase in Western Oil Sands materials costs; and $65,200 net increase in AMPS which reflects research costs associated with existing battery packs, as well as new products offset by decreases in travel and other marketing related costs that are now reported in  sales and marketing expenses  (the AMPS sales and marketing group was not formed until May 2006).

Sales and marketing expenses decreased by $209,192, from $618,422 in the second quarter of 2006 to $409,230 in the second quarter of 2007.  Sales and marketing decreased by approximately $329,200 in the second quarter of 2007 primarily due to a shift in personnel from executive level to lower level management and a reduction in spending on travel.  This decrease is offset by an increase of approximately $120,000 relating to hiring an outside marketing firm in May 2006.

General and administrative expenses increased by $803,965, from $1,796,853 in the second quarter of 2006 to $2,600,818 in the same quarter of 2007.  Labor and benefit costs increased by approximately $237,400 due to 7 additional personnel required to support Company growth.  Share based compensation increased by $649,800 due to a higher level of new employees eligible for and receiving option grants and an overall higher level of employees who received retention grants in January 2007.  These increases are offset by a decrease in other general and administrative expenses of $83,260 primarily due to a decrease in patent legal costs incurred in 2007.

Depreciation and amortization increased by $110,744, from $363,247 in the second quarter of 2006 to $473,991 in the same quarter of 2007. The increase in depreciation reflects the addition of approximately $3,600,000 in lab and production equipment since July 2006, primarily relating to expansion of production capabilities at the Indiana and Reno facilities.

Interest income increased by $111,148, from $181,522 in the second quarter of 2006 to $292,670 in the same quarter of 2007 due to an increase in cash available for investment of approximately $5.5 million that was generated through the sale of common shares in December 2006, the private sale of stock to The AES Corporation in March 2007, and the receipt of the initial contribution to the AlSher joint venture in May 2007.

Minority interest increased by $157,680 in the second quarter of 2007.  This increase reflects Sherwin Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending June 30, 2007.   AlSher Titania was not formed until April 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The net loss for the six months ended June 30, 2007 totaled $10,612,049 ($.15 per share) compared to a net loss of $8,349,082 ($.14 per share) in the same period of 2006.

Total revenues for the six months ended June 30, 2007 were $4,206,800 compared to $1,602,124 for the same period of 2006. License fee revenue decreased by $364,720 in the six months ended June 30, 2007 as compared to the same period in 2006 due to a milestone payment received in the second quarter of 2006 in connection with the Spectrum agreement.  No additional milestones were achieved for the same period in 2007.

Product revenues increased by $1,922,345 from $10,658 for the six months ended June 30, 2006 to $1,933,003 in the same period of 2007.  During the six months ended June 30, 2007, we recorded approximately $1,905,100 of product revenues associated with NanoSafe nanoTitanate battery materials, alumina and prototype cells.  There were no comparable product revenues for the same period of 2006.  Additionally, sales of other TiO2 related products increased by approximately $17,200 for the six months ended June 30, 2007 over the same period in 2006.

Revenues from commercial collaborations increased by $362,566, from $719,506 for the six months ended June 30, 2006 to $1,082,072 for the same period of 2007.  Revenues of approximately $433,000 were recorded in connection with research and development of Renalan performed per the Elanco Animal Health contract in June 2007.  This contract was not signed until May 2006 and no billable research and development charges were incurred in the second quarter of 2006.  Additional revenue of $102,800 associated with Western Oil Sands primarily related to materials purchases for the six months ended June 30, 2007.  These increases were offset by a decrease in revenue of approximately $145,000 relating to the RenaZorb development revenues under the Spectrum contract recorded in the second quarter of 2006 and a decrease of $28,200 in other contracts.  No development revenues associated with the Spectrum contract have been recorded in 2007.

Revenues from contracts and grants increased by $684,485, from $507,240 for the six months ended June 30, 2006, to $1,191,725 in the same period of 2007.  Revenues of approximately $827,000 were recorded in connection with the $2.5 million Department of Energy grant for the six months ended June 30, 2007.  In the prior year, revenues associated with this grant were not recorded until September 2006.  This increase was offset by decreases of $116,600 due to the completion of a subcontract with Rutgers University to provide testing services associated with the National Science Foundation grant and a decrease of approximately $25,900 due to the completion of the $750,000 University of Nevada, Las Vegas Research Foundation subcontract.

Cost of product sales increased by $2,400,022, from $2,716 for the six months ended June 30, 2006 to $2,402,738 in the same period of 2007.  This increase is primarily driven by the changes in product sales discussed above.  Positive margins have not yet been achieved associated with the sale of battery packs due to scaling issues, and a portion of the revenues relating to the battery packs is dependent upon the receipt of Zero Emission Credits (refer to Note 11 – Related Party Transactions).  Through June 30, 2007, no ZEV credits have been sold or paid to us by Phoenix Motorcars, Inc.  As higher production volumes and cost reduction efforts are achieved and ZEV credits are paid, the margin on battery pack sales is expected to become positive.

Research and development expenses increased by $2,082,545, from $4,153,652 for the six months ended June 30, 2006 to $6,236,197 in the same period of 2007.  Labor costs increased by approximately $771,100 due to the addition of 34 new employees.  Excluding labor, research and development costs increased in the following business units:  $318,200 net increase in Performance Materials primarily due to the Department of Energy Nanosensors grant that was not signed until September 2006 offset by a reduction in battery materials costs, which are now recorded in cost of sales; $306,000 net increase in Life Sciences primarily due to RenaZorb and Renalan research costs;  $103,100 net increase in AHP due to the pigment pilot plant associated with the AlSher joint venture and increase in Western Oil Sands materials costs; and $584,200 net increase in AMPS which reflects research costs associated with existing battery packs, as well as new products offset by decreases in travel and other marketing related costs that are now reported in  sales and marketing expenses (the AMPS sales and marketing group was not formed until May 2006).

Sales and marketing expenses decreased by $221,817, from $1,011,583 for the six months ended June 30, 2006 to $789,766 in the same period of 2007.  Sales and marketing decreased by approximately $341,800 in the six months ended June 30, 2007 primarily due to a shift in personnel from executive level to lower level management and a reduction in spending on travel.  This decrease is offset by an increase of approximately $120,000 relating to hiring an outside marketing firm in May 2006.

General and administrative expenses increased by $803,875, from $4,408,157 for the six months ended June 30, 2006 to $5,212,032 in the same period of 2007.  Labor, fringe and recruiting costs increased by approximately $452,400 due to 7 additional personnel required to support Company growth and the search for additional talent.  Travel costs have also increased by approximately $118,500 due to increased headcount and trips to identify new supplier sources.  Share based compensation increased by $794,000 due to a higher level of new employees eligible for and receiving option grants and an overall higher level of employees who received retention grants in January 2007.  These increases along with other increases in general and administrative expenses of $52,000 are offset by a decrease in expense of $401,400 due to the flood that occurred in the first quarter of 2006 and a decrease of $211,500 in legal costs that were incurred in 2006 relating to the lawsuits that were settled in 2006.

Depreciation and amortization increased by $224,931, from $680,118 for the six months ended June 30, 2006 to $905,049 in the same period of 2007.  The increase in depreciation reflects the addition of approximately $3,600,000 in lab and production equipment since July 2006, primarily relating to expansion of production capabilities at the Indiana and Reno facilities.

Interest income increased by $243,213, from $392,825 for the six months ended June 30, 2006 to $636,038 in the same period of 2007 due to an increase in cash available for investment of approximately $5.5 million that was generated through the sale of common shares in December 2006, the private sale of stock to The AES Corporation in March 2007, and the receipt of the initial contribution to the AlSher joint venture in May 2007.

Minority interest increased by $157,680 in the second quarter of 2007.  This increase reflects Sherwin Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending June 30, 2007.   AlSher Titania was not formed until April 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.   Controls and Procedures

(a)           Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We have experienced a loss in every fiscal year since our inception.  Our losses from operations were $17,681,415 in 2006 and $11,338,982 for the six months ended June 30, 2007.  Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable for the long-term, or even for any quarter.

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

•
our commercial partners may not place the same priority on a project as we do, may fail to honor contractual commitments, may not have the level of resources, expertise, market strength or other characteristics necessary for the success of the project, may dedicate only limited resources and/or may abandon a development project for reasons, including reasons, such as a shift in corporate focus, unrelated to its merits;

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

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis.  In-house or outsourced manufacturing is becoming an increasingly significant part of our business.  If, and as manufacturing, becomes a larger part of our business, we will become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

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

As of June 30, 2007, we had approximately $20.8 million in cash, cash equivalents and short-term investments.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts.  Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.   In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance may divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to raise capital and recruit employees, and our ability to execute our business plan.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        We held an Annual Meeting of Shareholders on May 30, 2007 at which the shareholders considered and voted as follows on the items described below:

1.
The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions	Broker Non-Votes
Michel Bazinet	56,755,631	782,680	-0-
Jon Bengtson	56,754,961	783,350	-0-
Alan J. Gotcher	56,751,791	786,520	-0-
George Hartman	56,758,846	779,465	-0-
Robert F. Hemphill, Jr	56,756,291	782,020	-0-
Christopher Jones	56,760,691	777,620	-0-
Pierre Lortie	56,752,653	785,658	-0-

2.
The shareholders considered whether to appoint Perry-Smith, LLP as independent auditors and authorized the Audit Committee of the Board of Directors to fix their remuneration.  There were 56,733,023 votes cast in favor, 361,465 votes cast against, 443,823 votes withheld, and no broker non-votes, which vote was sufficient for approval.

3.
The shareholders considered whether to approve the increase by 6,000,000 the number of authorized shares available under the Altair Nanotechnologies, Inc. 2005 Stock Incentive Plan to an aggregate of 9,000,000 common shares.  There were 5,605,366 votes cast in favor, 5,281,389 votes cast against, 299,456 votes withheld, and no broker non-votes, which vote was sufficient for approval.

Item 5.  Other Information

On July 18, 2007 we signed a new lease agreement effective as of July 1, 2007, for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  The lease is for an initial term of 5 years with a single one-year renewal term.  Total rent to be paid over the 5 year term including real estate taxes is $570,625.  The landlord will provide the first $110,000 in additional leasehold improvements at no cost.  We plan to move from the current office and laboratory space leased in the Flagship Enterprise Center Building, an aggregate of  8,199 square feet, to the Accelerator Building over a period of approximately six months.

Item 6.  Exhibits

a)           See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 9, 2007	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

August 9, 2007	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005

10.1	Flagship Business Accelerator Tenant Lease	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith