Form 10-Q
period 2007-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2007-11-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2007

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
YES   ☒      NO  ☐

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

As of November 1, 2007 the registrant had 70,457,477 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$10,847,392	$12,679,254
Investment in available for sale securities	3,907,733	14,541,103
Accounts receivable, net	1,244,378	1,129,825
Accounts receivable from related party, net	361,499	495,000
Notes receivable from related party, current portion	1,235,479	-
Product inventories	1,234,319	169,666
Prepaid expenses and other current assets	542,998	413,390
Total current assets	19,373,798	29,428,238

Investment in Available for Sale Securities	1,012,800	1,306,420

Property, Plant and Equipment, net	13,108,022	11,229,406

Patents, net	741,637	805,248

Notes Receivable from related party, long-term portion	356,957	330,000

Other Assets	122,718	21,261

Total Assets	$34,715,932	$43,120,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,065,900	$1,533,047
Accrued salaries and benefits	1,821,910	840,219
Accrued liabilities	876,917	526,596
Note payable, current portion	600,000	600,000
Total current liabilities	5,364,727	3,499,862

Note Payable, Long-Term Portion	1,200,000	1,800,000

Minority Interest in Subsidiary	1,605,802	-

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
70,148,787 and 69,079,270 shares issued and
outstanding at September 30, 2007 and December 31, 2006	119,417,717	115,989,879
Additional paid in capital	4,348,533	2,002,220
Accumulated deficit	(97,095,447)	(80,353,188)
Accumulated other comprehensive (loss)/income	(125,400)	181,800

Total Stockholders' Equity	26,545,403	37,820,711

Total Liabilities and Stockholders' Equity	$34,715,932	$43,120,573

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Product sales	$1,864,330	$22,940	$3,797,333	$33,598
License fees	-	-	-	364,720
Commercial collaborations	980,478	339,116	2,062,550	1,058,622
Contracts and grants	525,326	387,842	1,717,051	895,082
Total revenues	3,370,134	749,898	7,576,934	2,352,022
Operating Expenses
Cost of product sales	2,083,729	28,237	4,486,467	30,953
Research and development	4,423,159	2,763,566	10,659,356	6,917,218
Sales and marketing	519,464	423,615	1,309,230	1,384,787
General and administrative	2,385,871	1,288,191	7,597,903	5,746,759
Depreciation and amortization	506,970	405,072	1,412,019	1,085,190
Total operating expenses	9,619,193	4,908,681	25,464,975	15,164,907
Loss from Operations	(6,549,059)	(4,158,783)	(17,888,041)	(12,812,885)
Other Income (Expense)
Interest expense	(33,402)	(42,000)	(99,902)	(129,500)
Interest income	214,841	146,235	850,879	539,060
Gain/(Loss) on foreign exchange	892	(138)	607	(444)
Total other income, net	182,331	104,097	751,584	409,116

Loss from Continuing Operations Before
Minority Interest Share	(6,366,728)	(4,054,686)	(17,136,457)	(12,403,769)

Minority Interest Share	236,518	-	394,198	-

Net Loss	$(6,130,210)	$(4,054,686)	$(16,742,259)	$(12,403,769)

Loss per common share - Basic and diluted	$(0.09)	$(0.07)	$(0.24)	$(0.21)

Weighted average shares - Basic and diluted	70,023,935	59,461,244	69,741,148	59,325,488

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid In	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, JANUARY 1, 2007	69,079,270	$115,989,879	$2,002,220	$(80,353,188)	$181,800	$37,820,711

Comprehensive loss:
Net loss	-	-	-	(16,742,259)	-	(16,742,259)
Other comprehensive loss,
net of taxes of $0	-	-	-	-	(307,200)	(307,200)
Comprehensive loss	-	-	-	-	-	(17,049,459)
Share-based compensation	-	217,215	2,346,313	-	-	2,563,528
Exercise of stock options	70,085	118,824	-	-	-	118,824
Exercise of warrants	34,000	91,800	-	-	-	91,800
Issuance of restricted stock,
net of cancellations/expired shares	69,909
Common stock issued	895,523	3,000,000	-	-	-	3,000,000

BALANCE, SEPTEMBER 30, 2007	70,148,787	$119,417,717	$4,348,533	$(97,095,447)	$(125,400)	$26,545,403

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,742,259)	$(12,403,769)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,412,019	1,085,190
Minority interest in operations	(394,198)	-
Securities received in payment of license fees	(13,580)	(521,472)
Share-based compensation	2,563,528	1,417,504
Loss on disposal of fixed assets	-	21,098
Accrued interest on notes receivable	(46,733)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(114,553)	384,706
Accounts receivable from related party, net	133,501	(495,000)
Notes receivable from related party, net	(1,215,703)	-
Product inventories	(1,018,718)	(407,104)
Prepaid expenses and other current assets	(129,608)	(203,708)
Other assets	5,061	49,939
Trade accounts payable	219,137	395,162
Accrued salaries and benefits	981,691	315,925
Accrued liabilities	243,803	177,202

Net cash used in operating activities	(14,116,612)	(10,184,327)

Cash flows from investing activities:
Sale of available for sale securities	33,675,000	26,050,000
Purchase of available for sale securities	(23,041,630)	(12,973,949)
Purchase of property and equipment	(2,959,244)	(2,956,423)

Net cash provided by investing activities	7,674,126	10,119,628

	(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities:
Issuance of common shares for cash	3,000,000	-
Proceeds from exercise of stock options	118,824	340,685
Proceeds from exercise of warrants	91,800	166,670
Payment of notes payable	(600,000)	(600,000)
Minority interest	2,000,000	-

Net cash provided by (used in) financing activities	4,610,624	(92,645)

Net decrease in cash and cash equivalents	(1,831,862)	(157,344)

Cash and cash equivalents, beginning of period	12,679,254	2,264,418

Cash and cash equivalents, end of period	$10,847,392	$2,107,074

Supplemental disclosures:
Cash paid for interest	$168,000	$105,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended September 30, 2007:
- We received 1,000,000 of common stock valued at $106,518 in connection with the Phoenix Motorcars, Inc. January 2007 purchase agreement. The investment was recorded with an offset to deferred revenue.

- We issued 75,575 shares of restricted stock to employees having a fair value of approximately $237,000 for which no cash will be received.

- We made property and equipment purchases of $313,716, which are included in trade accounts payable at September 30, 2007.

- We had an unrealized loss on available for sale securities of $307,200.

For the nine months ended September 30, 2006:
- We issued 56,875 shares of restricted stock to employees having a fair value of approximately $180,000 for which no cash will be received.

- We made property and equipment purchases of $94,564, which are included in trade accounts payable at September 30, 2006.

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

The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash, cash equivalents and investment in available for sale securities (short-term) consist principally of bank deposits, institutional money market funds and corporate notes.  Short-term investments that are highly liquid have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents.  Investments that do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale.

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000.  At September 30, 2007 and December 31, 2006, we had cash deposits of approximately $2.0 million and $3.0 million, respectively, in excess of FDIC insurance limits.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized (gain)/loss on the investment in available for sale securities. The components of comprehensive loss for the nine-month periods ended September 30, 2007 and 2006 are as follows:

	Nine months ended
	September 30,
	2007	2006
Net loss	$16,742,259	$12,403,769
Unrealized (gain)/loss on investment in available
for sale securities, net of taxes of $0	307,200	(291,400)

Comprehensive loss	$17,049,459	$12,112,369

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants. Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  >From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or delivery of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

Accrued Warranty - We provide a limited warranty for battery packs and energy storage systems.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since these are new products, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, is initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on relative labor costs.

Minority Interest – In April 2007, the Company and The Sherwin-Williams Company (“Sherwin”) entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of the Company and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Sherwin, and AlSher, Altairnano contributed to AlSher an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plants assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher other than its ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The costs associated with this effort are expected to be partially reimbursed by AlSher.  Altairnano contributes any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher joint venture.  For each reporting period, AlSher is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

Investment in available for sale securities (long-term) consists of 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the Nasdaq Capital Market.  At September 30, 2007, their fair value was approximately $1,012,800, representing a cumulative unrealized holding loss of approximately $125,400.  We evaluated this investment to determine if there is an other than temporary impairment at September 30, 2007.  Our evaluation took into consideration published investment analysis, levels of institutional ownership of the investee’s common stock and other factors.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at September 30, 2007.

Note 4.  Product Inventories

Product inventories consist of the following:

	September 30, 2007	December 31, 2006

Raw Materials	$1,119,304	$-
Work in Process	115,015	112,500
Demo Units	-	57,165
Total Product Inventories	$1 ,234,319	$169,666

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of September 30, 2007 and December 31, 2006, inventory consisted primarily of battery cells and modules in various stages of the manufacturing process.

Note 5.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets over their useful lives.  The amortized patents balances as of September 30, 2007 and December 31, 2006 were:

	September 30, 2007	December 31, 2006
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(776,099)	(712,488)
Total patents and patent applications	$741,637	$805,248

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, was $21,204 for the three months ended September 30, 2007 and 2006, and $63,611 for the nine months ended September 30, 2007 and 2006.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6.  Accounts Receivable and Notes Receivable from Related Party

Related Party Accounts Receivable activity consists of the following:

	September 30, 2007	December 31, 2006
Beginning Balance - January	$495,000	$-
Additions	1,846,022	495,000
Less cash collected	(1,979,523)	-
Ending Balance	$361,499	$495,000

Based on battery pack orders fulfilled in the fourth quarter of 2006 for Phoenix Motorcars, Inc. (“Phoenix”), a total of $825,000 was recorded as revenue of which 60% - $495,000 was reflected in accounts receivable due in 30 days and 40% - $330,000 was recorded as a note receivable per terms of the 2006 orders (refer to notes receivable activity below).

Payment terms based on the January 2007 Purchase and Supply Agreement with Phoenix are as follows:  33% of the release order value is due upon placement of the order, 27% is due within 30 days of the receipt of the invoice by Phoenix, and 40% is due in the form of a note payable as described below.  For the nine months ended September 30, 2007, $2,049,068 of cash was received from Phoenix, of which $1,072,500 was prepaid against release orders.  Of the prepaid balance, $1,002,955 was applied to accounts receivable and $69,545 is recorded in deferred revenue.

Related Party Notes Receivable activity consists of the following:

	September 30, 2007	December 31, 2006
Beginning Balance - January	$330,000	$-
Additions	1,215,703	330,000
Plus interest earned	46,733	-
Ending Balance	1,592,436	330,000
Less current portion	1,235,479	-
Long term portion	$356,957	$330,000

On December 31, 2006, we received a $330,000 unsecured note receivable from Phoenix Motorcars, Inc. (refer to Note 11 – Related Party Transactions) in connection with the sale of battery packs, which bears interest at 10.5%.  The principal and interest are due by December 30, 2008 with no pre-payment penalty.  Notes receivable issued in 2007 carry interest at prime plus 1% as set forth in the Wall Street Journal and are due within 360 days of the delivery date based on the terms of the January 2007 Phoenix Motorcars, Inc. supply agreement.  The due date of these notes is accelerated if Phoenix sells the Zero Emission credits associated with the sales of motorcars containing the Altair Nanosafe battery packs.

Note 7.  Note Payable

The current and long term amount of the note payable are as follows:

	September 31, 2007	December 31, 2006
Note payable to BHP Minerals
International, Inc.	$1,800,000	$2,400,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$1,200,000	$1,800,000

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

The total compensation cost charged in connection with these plans was $762,192 and $410,157 for the three-months ended and $2,563,528 and $1,417,504 for the nine-months ended September 30, 2007 and September 30, 2006, respectively.

Stock Options

The total number of shares authorized to be granted under the 2005 stock plan was increased from 3,000,000 to an aggregate of 9,000,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007.  Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 1,630,600 are outstanding and unexercised at September 30, 2007. The total number of options relating to the 2005 plan that are outstanding and unexercised at September 30, 2007 is 2,776,960.

Total options granted for the nine-month periods ended September 30, 2007 and September 30, 2006 were 1,687,382 and 1,279,631, respectively.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and September 30, 2006 was $1.93 and $2.29, respectively.

As of September 30, 2007, there was $1,328,300 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 0.7 years as of September 30, 2007.  Cash received from stock option and warrant exercises was $210,624 and $507,355 during the nine-months ended September 30, 2007 and September 30, 2006, respectively.

Restricted Stock

During the nine-months ended September 30, 2007, the Board of Directors granted 75,575 shares of restricted stock under the plan with a weighted average fair value of $3.13 per share.  During the nine-months ended September 30, 2006, the Board of Directors granted 56,875 shares of restricted stock under the plan with a weighted average fair value of $3.17 per share.

As of September 30, 2007 we had $272,585 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.8 years.

Note 9.  Other Transactions

In March 2007, The AES Corporation (“AES”) privately purchased 895,523 unregistered common shares of the Company at a price of $3.35 per share.  Total proceeds received relating to the purchase were $3,000,000.  No underwriting commission was paid in connection with this transaction.  The Company agreed to prepare and file a registration statement to register the shares within 30 days of the closing date of the transaction, which was effective on March 5, 2007.  Due to additional time required by AES to review the registration statement and prepare related documents, the registration statement was not filed until April 10, 2007 and became effective on May 30, 2007.

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

Based on our review, we determined that the Canadian net operating loss will be reduced by approximately $5.9 million as a result of filing amended returns.  We also determined that the gross amount of the Canadian deferred tax asset is overstated for 2002 through 2005.  This deferred tax asset has been fully reserved and, therefore, there will be no net income tax effect on the financial statements relating to this correction.

For U.S. tax purposes, the gross deferred tax asset has been understated for expense items that should be recorded on the U.S. books for 2002 through 2006.   The additional expenses to be recorded on the U.S. books during 2007 will increase the U.S. net operating loss by approximately $3.0 million. Although the gross amount of the deferred tax asset will be increased as a result of the expenses to be recorded on the U.S. books, the additional amount of the deferred tax asset will also be fully reserved.

Note 11.  Related Party Transactions

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for up to 500 battery pack systems.  Two release orders were placed pursuant to this agreement in January 2007 and in May 2007 with a value of $1,040,000 and $2,210,000, respectively.  For the three and nine month periods ended September 30, 2007, revenue of $1,519,625 and $3,039,257, respectively, has been recorded in connection with these orders.  Title has passed and Phoenix assumes all risk of loss for purchases under these release orders.   In the third quarter, Phoenix notified us of their plan to redesign the packs for their Generation II vehicle.  Based on their request, we continue to segregate and hold the packs in a storage facility pending receipt of the new design specifications.  We anticipate performing the redesign work on a time and materials basis.  The only unfulfilled items relating to the first two release orders are the battery management systems valued at $210,743, which will be billed as a separate component upon delivery.  We may also receive additional payments from Phoenix in 2007 and 2008 related to the technology fee, which is based on their sale of Zero Emission Credits (“ZEV credits”) associated with each electric vehicle.  ZEV credits are issued in connection with zero emission vehicles as defined by the California Air Resources Board.  Through September 30, 2007, no ZEV credits have been sold by Phoenix.  Total accounts receivable and notes receivable including accrued interest (see Note 6) due from Phoenix at September 30, 2007 totaled $361,499 and $1,592,436, respectively.  Total deferred revenue of $149,435 at September 30, 2007, reflects pre-payment for battery purchase orders and the unamortized balance of the investment described below.

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

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES.  A member of the executive management team of AES also serves on our board of directors.  Under the terms of the agreement we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  On August 3, 2007, we received an initial $1,000,000 order, of which $500,000 was prepaid, in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product will be designed, manufactured, and tested at our Indiana and Reno facilities, and is expected to ship by the end of the fourth quarter of 2007.  Through September 30, 2007, $352,795 of revenue has been recorded in connection with this purchase order on a time and materials basis and $147,205 of the prepaid balance is reflected in deferred revenue.

Note 12.  Business Segment Information

Management views the Company as operating in three business segments:  Performance Materials, Life Sciences, and Power and Energy Group, previously known as Advanced Materials and Power Systems (“AMPS”).  In the third quarter of 2007, the Altair Hydrochloride Pigment Process Division (“AHP”), which includes the AlSher Titania joint venture, was combined with Performance Materials in order to leverage and manage their inter-related operations.  For all quarters presented, the activity relating to the former AHP Division has been reclassified to Performance Materials.

The Performance Materials segment produces advanced materials for coatings, sensors, alternative energy devices and markets and licenses our titanium dioxide pigment production technology.  Beginning in the third quarter of 2007, sales of nano-structured lithium titanate spinel (“LTO”) were moved from Performance Materials to the Power and Energy segment.  All previous activity has been re-classified accordingly.  The Life Sciences segment produces pharmaceutical products, drug delivery products and dental materials.  The Power and Energy Group develops, produces, and sells nano-structured LTO, NanoSafe nano lithium Titanate battery cells, and battery packs and provides related design and test services.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 was as follows:

		Loss/(Income) From	Depreciation and
Three Months Ended	Net Sales	Operations	Amortization	Assets
September 30, 2007:
Performance Materials	$514,878	$973,379	$247,570	$5,806,332
Power and Energy Group	2,452,753	2,451,157	217,410	9,567,691
Life Sciences	402,504	(142,201)	8,199	1,501,868
Corporate	-	3,266,723	33,791	17,840,041

Consolidated Total	$3,370,134	$6,549,059	$506,970	$34,715,932

September 30, 2006:
Performance Materials	$506,856	$1,284,568	$281,764	$5,458,925
Power and Energy Group	238,810	1,300,836	90,038	4,046,264
Life Sciences	4,232	163,674	2,669	1,375,828
Corporate	-	1,409,705	30,601	12,778,342

Consolidated Total	$749,898	$4,158,783	$405,072	$23,659,359

		Loss/(Income) From	Depreciation and
Nine months ended	Net Sales	Operations	Amortization	Assets
September 30, 2007:
Performance Materials	$1,962,078	$1,927,529	$684,824	$5,806,332
Power and Energy Group	4,754,769	6,475,302	605,841	9,567,691
Life Sciences	860,088	(147,129)	22,202	1,501,868
Corporate	-	9,632,338	99,152	17,840,041

Consolidated Total	$7,576,934	$17,888,041	$1,412,019	$34,715,932

September 30, 2006:
Performance Materials	$1,408,647	$3,159,215	$795,723	$5,458,925
Power and Energy Group	428,535	3,582,422	194,434	4,046,264
Life Sciences	514,840	(147,356)	7,374	1,375,828
Corporate	-	6,218,604	87,660	12,778,342

Consolidated Total	$2,352,022	$12,812,885	$1,085,190	$23,659,359

In the table above, corporate expense in the Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended September 30, 2007, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2007 and the balance of their accounts receivable at September 30, 2007 were as follows:

		Accounts Receivable and
	Sales - 3 Months Ended	Notes Receivable at
Customer	September 30, 2007	September 30, 2007
Performance Materials Division:
Department of Energy	$73,472	$15,958

Power and Energy Group:
Phoenix Motorcars, Inc.	$1,528,503	$1,953,935
Department of Energy	$190,915	$167,400
AES Energy Storage, LLC.	$352,795	$-

Life Sciences Division:
Department of Energy	$103,904	$23,025

For the three months ended September 30, 2006, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended September 30, 2006 and the balance of their accounts receivable at September 30, 2006 were as follows:

	Revenues - 3 Months Ended	Accounts Receivable at
Customer	September 30, 2006	September 30, 2006
Performance Materials Division:
Western Oil Sands	$298,730	$190,305
UNLV Research Foundation	$74,152	$52,266
Department of Energy	$97,819	$84,025

Power and Energy Group:
National Science Foundation	$51,184	$111,146
Department of Energy	$152,438	$136,575

For the nine months ended September 30, 2007, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2007 and the balance of their accounts receivable at September 30, 2007 were as follows:

		Accounts Receivable and
	Sales - 9 Months Ended	Notes Receivable at
Customer	September 30, 2007	September 30, 2007
Performance Materials Division:
Western Oil Sands	$897,829	$100,858
Department of Energy	$472,268	$15,958

Power and Energy Group:
Phoenix Motorcars, Inc.	$3,067,121	$1,953,935
Department of Energy	$595,264	$167,400

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$727,629	$294,600
Department of Energy	$127,565	$23,025

For the nine months ended September 30, 2006, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2006 and the balance of their accounts receivable at September 30, 2006 were as follows:

	Revenues - 9 Months Ended	Accounts Receivable at
Customer	September 30, 2006	September 30, 2006
Performance Materials Division:
Western Oil Sands	$819,117	$190,305
UNLV Research Foundation	$377,406	$52,266
Department of Energy	$97,819	$84,025

Power and Energy Group:
National Science Foundation	$198,125	$111,146
Department of Energy	$152,438	$136,575

Life Sciences Division:
Spectrum Pharmaceuticals, Inc.	$514,840	$1,232

Revenues for the three-month periods ended September 30, 2007 and 2006 by geographic area were as follows:

	Revenues -	Revenues -
	3 Months Ended	3 Months Ended
Geographic information (a):	September 30, 2007	September 30, 2006

United States	$2,864,455	$428,228
Canada	274,649	298,730
Other foreign countries	231,031	22,940
Total	$3,370,134	$749,898

(a) Revenues are attributed to countries based on location of customer.

Revenues for the nine-month periods ended September 30, 2007 and 2006 by geographic area were as follows:

	Revenues -	Revenues -
	9 Months Ended	9 Months Ended
Geographic information (a):	September 30, 2007	September 30, 2006

United States	$6,253,966	$1,457,421
Canada	904,774	821,781
Other foreign countries	418,194	72,820
Total	$7,576,934	$2,352,022

(a) Revenues are attributed to countries based on location of customer.

Note 13.  Commitments

On July 18, 2007, we signed a new lease agreement effective as of July 1, 2007 for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  The lease is for an initial term of 5 years with a single one-year renewal term.  Total rent to be paid over the 5 year term including real estate taxes is $570,625.  The landlord will provide the first $110,000 in additional leasehold improvements at no cost.  We expect to spend $220,000 on build-out and leasehold improvements, net of the $110,000 credit to be received from the landlord through the first quarter of 2008.  We plan to move from the current office and laboratory space leased in the Flagship Enterprise Center Building, an aggregate of 8,199 square feet, to the Accelerator Building over a period of several months, with expected completion of the move in January 2008.

On July 20, 2007 we entered into a  multi-year Joint Development and Equipment Purchase Agreement with AES. We agreed to pay a royalty (based on gross sales) on energy storage products exceeding specified power capacities made to customers other than AES or its affiliates.  Royalties will be recorded to sales and marketing expense as incurred. Further, we agreed to issue AES warrants to purchase common shares of the  Company based on a formula derived from revenue received from sales of' energy storage systems to AES and its affiliates. As qualifying sales are incurred, the warrant sales incentive expense will be recorded to cost of  goods sold and accrued as a liability until the warrants are issued, at which time the liability will be reclassified to additional paid in capital in equity.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation, Fine Gold Recovery Systems, Inc., a Nevada corporation and a controlling interest in AlSher Titania LLC (“AlSher Titania”), a joint venture with The Sherwin-Williams Company (“Sherwin-Williams”).  We have registered or are in the process of registering the following trademarks: Altair Nanotechnologies®, Altair Nanomaterials®, Altairnano™, TiNano®, NanoSafe™, Nanocheck© and RenaZorb®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2006 and September 30, 2007 and the material changes in our results of operations and financial condition between the three-and nine-month periods ended September 30, 2007 and September 30, 2006.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into three divisions, a Power and Energy Systems Division (formally known as the Advanced Materials and Power Systems Division), a Life Sciences Division, and a Performance Materials Division.  In the third quarter of 2007, the Altair Hydrochloride Pigment Process Division (“AHP”), which includes the AlSher Titania joint venture, was combined with Performance Materials in order to leverage and manage their inter-related operations.  Our research, development, production and marketing efforts are currently directed toward three primary market applications that utilize our proprietary technologies:

•	Power and Energy Systems
o	The design, development, and production of our NanoSafe brand nanoTitanate battery cells, batteries, and battery packs as well as related design and test services.
o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called lithium nanoTitanate batteries.

•	Life Sciences
o
The co-development of RenaZorb, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in patients undergoing kidney dialysis.

o	The co-development of a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in animals suffering from chronic renal disease.

•	Performance Materials
o
The testing, development, marketing and/or licensing of nano-structured ceramic powders for use in various applications, such as advanced performance coatings, air and water purification systems, and nano-sensor applications.   As part of the AlSher Titania joint venture, an exclusive license was granted to AlSher Titania to produce nano titanium dioxide materials that will be purchased by the Company for internal development and commercial sales.

o
In April 2007, the AlSher Titania joint venture was formed to develop and produce high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.  The Performance Materials Division works with current customers utilizing the Altair Hydrochloride Pigment Process technology and also conducts internal research and development activities.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) provide research involving a technology used in the detection of chemical, biological and radiological agents, (2) provide laboratory space and services in connection with testing and development related to the use of our AHP to produce titanium dioxide pigment and pigment-related products from titanium-bearing oil sands, (3) supply nano-sized anode and cathode materials for design and development of high capacity lithium ion battery and super capacitor applications, (4) provide research utilizing nanotechnology processes for the production and commercialization of solar-based hydrogen technologies, (5) produce battery packs, (6) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization, (7) jointly develop a suite of energy storage solutions, and (8) to develop a nanometal oxide material to be used as a primer in aerospace applications.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications; have entered into a joint venture to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of advanced materials applications; and we have made product sales consisting principally of battery packs and lithium titanate.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, the successful completion of pilot plant operations in connection with AlSher Titania, the successful completion of pilot plant operations in connection with energy storage devices, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation.  In fiscal 2006, revenues from product sales, commercial collaborations and contracts and grants began to increase significantly, but operating expenses also increased significantly as we added employees and committed additional funds to our customer contracts, battery initiative, pigment process technology and sales and marketing efforts.   Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our NanoSafe nano lithium Titanate battery cells and packs to be a source of such higher-margin revenues.  In 2007, we have increased spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.

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

•
On January 9, 2007, we entered into a multi-year purchase and supply agreement with Phoenix Motorcars, Inc. (“Phoenix”) for NanoSafe nanoTitanate battery packs to be used in electric vehicles produced by Phoenix.  Phoenix has placed firm purchase orders for $3,250,000 in NanoSafe nano lithium Titanate battery packs through September 30, 2007.  Management believes that the projected orders for 2007 of between $16 and $42 million for the remainder of 2007 may not be achieved, and that orders may fall below $16 million.  We are currently working with Phoenix to firm up orders through the remainder of 2007.  In the third quarter, Phoenix notified us of their plan to redesign the battery packs for their Generation II vehicle.  Based on their request, we continue to segregate and hold the packs in a storage facility pending receipt of the new design specifications.  We anticipate performing the redesign work on a time and materials basis.  The agreement provides Phoenix with limited exclusivity in the all-electric vehicle market during a three-year period.  In order to maintain exclusivity, Phoenix must purchase at least $16 million in battery packs during 2007.  Phoenix must be successful in their business strategy and we must build and deliver battery packs on a scale we have never before achieved, in order to fully benefit from this purchase agreement.

•
Spectrum and Elanco must begin the testing and application processes necessary to receive Federal Drug Administration approval of our pharmaceutical candidates.  Toward that end, we must manufacture these products under pharmaceutical industry guidelines to support such testing.

•
We have formed the AlSher Titania joint venture with Sherwin-Williams to develop and produce titanium dioxide pigment for use in paint and coatings.  The success of this joint venture and initial pilot plant trials is integral to continuing development and the ultimate commercialization of AHP.

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

Recent Business Developments

Power and Energy Group

           In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix for nano lithium Titanate battery packs to be used in electric vehicles produced by Phoenix.  Contemporaneously, Phoenix placed firm purchase orders for 35 kilowatt hour (“KWh”) battery pack systems valued at $1,040,000 and placed a blanket purchase order for up to 500 battery pack systems to be delivered during 2007 (projected value between $16 and $42 million).  The second release order valued at $2,210,000 was placed in May 2007.  Management believes that the projected orders for 2007 of between $16 and $42 million for the remainder of 2007 may not be achieved and that orders may fall below $16 million.  We are currently working with Phoenix to firm up orders through the remainder of 2007.  For the three and nine month periods ended September 30, 2007, revenue of $1,519,625 and $3,039,257, respectively, has been recorded in connection with these orders.   In the third quarter, Phoenix notified us of their plan to redesign the packs for their Generation II vehicle.  Based on their request we continue to segregate and hold the packs in a storage facility pending receipt of the new design specifications.  We anticipate performing the redesign work on a time and materials basis.

Life Sciences

               In September 2007, we entered into development services agreement with Elanco Animal Health, a division of Eli Lilly and Company (“Elanco”).  Pursuant to the agreement, over a multi-year period, we will develop a manufacturing process related to a test-stage active pharmaceutical ingredient.  This development work will include making certain regulatory filings, installing related equipment, and providing related services.  Based on a previous agreement, Elanco has the exclusive right to develop and market this pharmaceutical ingredient.  Elanco has agreed to fund substantially all of the development process, at a cost of approximately $2,500,000.  The September development services agreement supersedes and continues the work requested under purchase orders received in the second quarter of 2007.  Year to date through the end of the third quarter, $598,320 has been billed under this agreement.

Performance Materials

In April 2007, a new company, called AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the pigment processing pilot plant in connection with the joint venture agreement is underway and completed processing stages were tested in the third quarter.  It is expected that the plant will be fully commissioned in late 2007.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  In order to finance our existing operations and development plans, as well as to respond to any new business or acquisition opportunity, we will be required to raise capital in the future.  We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all.  We have a single note payable in the original principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The first two payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006 and 2007.  The current outstanding note payable balance is $1,800,000.  Future payments of principal and interest are due annually on February 8, 2008 through 2010.

Our cash and short-term investments decreased by $12,465,232, from $27,220,357 at December 31, 2006 to $14,755,125 at September 30, 2007, due primarily to net cash used in operations (approximately $14,117,000) purchases of property and equipment (approximately $2,959,000) and payment of notes payable ($600,000).  This decrease was partially offset by the receipt of proceeds in connection with the private placement of common shares purchased by AES in March 2007, receipt of cash in connection with the AlSher Titania joint venture, and proceeds resulting from the exercise of stock options and warrants.

During the nine months ended September 30, 2007, our cash used in operations was $14,116,612.  The amount of cash we use in operations is partially dependent on the amount and mix of revenues we generate.  In the nine months ended 2007, revenues were $7,576,934, which included $3,797,333 of product sales.  Although we expect quarterly revenues to increase during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix, we cannot be certain that this will occur.  As revenues associated with product sales increase, a higher level of inventory and long term notes receivable impact cashflows as well.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At November 1, 2007, we had 70,457,477 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 3,171,895 common shares and options to purchase up to 4,123,930 common shares.

      Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2007:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,800,000	$600,000	$1,200,000	$-	$-
Interest on notes payable	252,000	126,000	126,000	-	-
Contractual Service Agreements	1,688,634	1,527,534	161,100	-	-
Facilities and Property Leases	817,500	314,390	311,860	191,250	-
Unfulfilled Purchase Orders	3,225,588	3,225,588	-	-	-
Total Contractual Obligations	$7,783,722	$5,793,512	$1,798,960	$191,250	$-

In connection with the formation of the AlSher Titania joint venture, the Company committed to complete its pigment processing pilot plant and expects to commission the plant by late 2007.  Total capital expenditures, labor and development costs associated with this effort are expected to total approximately $3.9 million. Through September 30, 2007, approximately $2.7 million of costs associated with the pigment processing pilot plant have been incurred.

A total of approximately $4.8 million is anticipated to be spent on labor, equipment and building improvements and other implementation expenses related to preparations to manufacture our pharmaceutical products.  Of this amount, approximately $800,000 is expected to be incurred during the quarter ending December 31, 2007.

In July 2007, we signed a new lease agreement for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  We plan to move from the current office and laboratory space leased in the Flagship Enterprise Center Building, an aggregate of 8,199 square feet, to the Accelerator Building by January 2008.  Completion of the move is dependent upon the build-out of office space in the new building, which may not be completed until January 2008.  We expect to spend $220,000 on build-out and leasehold improvements, net of the $110,000 credit to be received from the landlord through the first quarter of 2008.

We also intend to purchase equipment for our Reno, Nevada facility for use in the development and expansion of our current advanced battery materials production capabilities.  Through September 30, 2007, approximately $748,000 was expended on production equipment, and we expect to spend approximately $500,000 during the quarter ending December 31, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2007.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to inventory, long-lived assets, share-based compensation, revenue recognition, overhead allocation, minority interest, allowance for doubtful accounts and deferred income taxes.   We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At September 30, 2007, the carrying value of these assets was $13,523,485, or 39% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Share-Based Compensation.  We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers.  We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use are appropriate and reasonable.

•
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable, in accordance with the Securities and Exchange Commission “Staff Accounting Bulletin No. 104 – Revenue Recognition in Financial Statements”.  Historically, our revenues have been derived from four sources: license fees, commercial collaborations, contract research and development and product sales.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

•
Accrued Warranty.  We provide a limited warranty for battery packs and energy storage systems.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since these are new products, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.

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

•
Minority Interest – In April 2007, the Company and Sherwin-Williams entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company.  AlSher Titania is a joint venture combining certain technologies of the Company and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Inc, Sherwin-Williams and AlSher Titania, Altairnano contributed to AlSher Titania an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plants assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher Titania other than its ownership interest in AlSher Titania.  Sherwin-Williams agreed to contribute to AlSher Titania cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The costs associated with this effort are expected to be partially reimbursed by AlSher Titania.  Altairnano contributes any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher Titania joint venture.  For each reporting period, AlSher Titania is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher Titania and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher Titania are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

•
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of September 30, 2007.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of September 30, 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The net loss for the third quarter ended September 30, 2007 totaled $6,130,210 ($.09 per share) compared to a net loss of $4,054,686 ($.07 per share) in the third quarter of 2006.

Total revenues for the third quarter ended September 30, 2007 were $3,370,134 compared to $749,898 for the third quarter of 2006.

Product revenues increased by $1,841,390 from $22,940 in the third quarter of 2006 to $1,864,330 in the third quarter of 2007.  During the third quarter of 2007, we recorded approximately $1,714,700 of product revenues associated with NanoSafe nano lithium Titanate batteries and prototype cells.  There were no comparable product revenues in the third quarter of 2006.  Additionally, sales of our electrograde materials increased by approximately $126,700 for the third quarter ending September 30, 2007 over the prior year quarter.

Revenues from commercial collaborations increased by $641,362, from $339,116 in the third quarter of 2006 to $980,478 in the third quarter of 2007.  Revenues of approximately $353,000 were recorded in connection with the AES development agreement signed in July 2007.  Revenues of approximately $295,000 were also recorded in connection with research and development services performed under the new 2007 contract with Elanco Animal Health.

Revenues from contracts and grants increased by $137,484, from $387,842 in the third quarter of 2006 to $525,326 in the third quarter of 2007.  Revenues of $118,033 were recorded in connection with the $2.5 million Department of Energy grant in the third quarter of 2007.  In the prior year, revenues associated with this grant did not commence until September 2006.  This increase and other increases due to the timing of new 2007 grants with PPG Aerospace and University of Reno, Nevada of $89,535 was offset by $42,486 due to the completion of the $750,000 University of Nevada, Las Vegas Research Foundation subcontract and by $27,598 due to the completion of a subcontract with Rutgers University to provide testing services associated with the National Science Foundation grant.

Cost of product sales increased by $2,055,492, from $28,237 in the third quarter of 2006 to $2,083,729 in the same quarter of 2007.  This increase is primarily driven by the changes in product sales discussed in the paragraph above.   Positive margins have not yet been achieved associated with the sale of battery packs due to scaling issues, and a portion of the revenues relating to the battery packs is dependent upon the receipt of Zero Emission Credits (refer to Note 11 – Related Party Transactions).  Through September 30, 2007, no ZEV credits have been sold by Phoenix Motorcars, Inc.  As higher production volumes and cost reduction efforts are achieved and ZEV credits are paid, the margin on battery pack sales is expected to become positive.

Research and development expenses increased by $1,659,593, from $2,763,566 in the third quarter of 2006 to $4,423,159 in the same quarter of 2007.  Labor and fringe costs increased by approximately $584,000 due to the addition of 27 new employees.  Excluding labor, research and development costs increased in the following business units:  $697,000 net increase in Power and Energy Systems primarily due to research performed in connection with developing current battery products as well as development relating to potential new battery markets (approximately $476,000), work performed in connection with the July 2007 AES agreement (approximately $265,000) and an increased level of electrograde materials production, these increases were offset by approximately $111,000 of decreases in research and development associated with non-billable internal projects; $231,000 net increase in Performance Materials primarily due the start up and testing of the pigment pilot plant in the third quarter of 2007; $118,000 net increase in Life Sciences primarily due to work performed under the 2007 Department of Energy subcontract with the University of California Santa Barbara (approximately $104,000) and research costs associated with our pharmaceutical candidate (approximately $92,000), offset by a decrease of $78,000 relating to other Life Sciences projects; and a $30,000 net increase in other research and development expenses .

Sales and marketing expenses increased by $95,849, from $423,615 in the third quarter of 2006 to $519,464 in the third quarter of 2007.  This increase reflects the cost of new battery market studies undertaken in the third quarter of 2007 as well as increased travel and other costs associated with attendance at trade shows.

General and administrative expenses increased by $1,097,680, from $1,288,191 in the third quarter of 2006 to $2,385,871 in the same quarter of 2007.  Labor and benefit costs increased by approximately $245,000 due to 5 additional personnel required to support Company growth.  Employee benefits costs increased by approximately $488,000 primarily due to a higher level of employees in the third quarter of 2007 coupled with an increase in bonus accrual relating to achieving the targeted objectives of the plan.  Share based compensation, a non-cash expense, increased by $352,000 due to a higher level of new employees eligible for and receiving option grants and an overall higher level of employees who received retention grants in January 2007. Other general and administrative expenses also increased by approximately $13,000 in the third quarter of 2007.

Depreciation and amortization increased by $101,899, from $405,072 in the third quarter of 2006 to $506,970 in the same quarter of 2007. The increase in depreciation reflects the addition of lab and production equipment since October 2006 of approximately $2,895,000 primarily relating to expansion of production capabilities at the Indiana and Reno facilities and approximately $413,000 relating to execution of grant contracts.

Interest income increased by $68,606, from $146,235 in the third quarter of 2006 to $214,841 in the same quarter of 2007 due to an increase in cash available for investment of approximately $5.5 million that was generated through the sale of common shares in December 2006, the private sale of stock to The AES Corporation in March 2007, and the receipt of the initial contribution to the AlSher Titania joint venture in May 2007 less operating expenditures.

Minority interest increased by $236,518 in the third quarter of 2007.  This increase reflects Sherwin-Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending September 30, 2007.   AlSher Titania was not formed until April 2007.

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

The net loss for the nine months ended September 30, 2007 totaled $16,742,259 ($.24 per share) compared to a net loss of $12,403,769 ($.21 per share) in the same period of 2006.

Total revenues for the nine months ended September 30, 2007 were $7,576,934 compared to $2,352,022 for the same period of 2006. License fee revenue decreased by $364,720 in the nine months ended September 30, 2007 as compared to the same period in 2006 due to a milestone payment received in the third quarter of 2006 in connection with the Spectrum agreement.  No additional milestones were achieved for the same period in 2007.

Product revenues increased by $3,763,735 from $33,598 for the nine months ended September 30, 2006 to $3,797,333 in the same period of 2007.  During the nine months ended September 30, 2007, we recorded approximately $3,435,000 of product revenues associated with NanoSafe nano lithium Titanate battery packs, prototype cells and alumina.  There were no comparable product revenues for the same period of 2006.  Additionally, sales of electrograde materials and other TiO2 related products increased by approximately $329,000 for the nine months ended September 30, 2007 over the same period in 2006.

Revenues from commercial collaborations increased by $1,003,928, from $1,058,622 for the nine months ended September 30, 2006 to $2,062,550 for the same period of 2007.  Revenues of approximately $728,000 were recorded in connection with research and development services performed under the new 2007 contract with Elanco Animal Health and revenues of approximately $353,000 were recorded in connection with the AES development agreement signed in July 2007. Additional revenue of approximately $79,000 was recognized in connection with Western Oil Sands primarily related to materials purchases for the nine months ended September 30, 2007.  These increases were offset by a decrease in revenue of approximately $155,000 primarily relating to the RenaZorb development revenues under the Spectrum contract recorded in the third quarter of 2006.  No development revenues associated with the Spectrum contract have been recorded in 2007.

Revenues from contracts and grants increased by $821,969, from $895,082 for the nine months ended September 30, 2006 to $1,717,051 in the same period of 2007.  Revenues recorded in connection with the $2.5 million Department of Energy grant for the nine months ended September 30, 2007 increased over the same period in the prior year by approximately $930,000.  In the prior year, revenues associated with this grant were not recorded until September 2006.  This increase and other increases due to the timing of new 2007 grants with PPG Aerospace and University of Reno, Nevada of $123,000 was offset by a decrease of $159,000 primarily due to the completion of a subcontract with Rutgers University to provide testing services associated with the National Science Foundation grant and a decrease of $72,000 due to the completion of the $750,000 University of Nevada, Las Vegas Research Foundation subcontract.

Cost of product sales increased by $4,455,514, from $30,953 for the nine months ended September 30, 2006 to $4,486,467 in the same period of 2007.  This increase is primarily driven by the changes in product sales discussed above.  Positive margins have not yet been achieved associated with the sale of battery packs due to scaling issues, and a portion of the revenues relating to the battery packs is dependent upon the receipt of Zero Emission Credits (refer to Note 11 – Related Party Transactions).  Through September 30, 2007, no ZEV credits have been sold or paid to us by Phoenix Motorcars, Inc.  As higher production volumes and cost reduction efforts are achieved and ZEV credits are paid, the margin on battery pack sales is expected to become positive.

Research and development expenses increased by $3,742,138, from $6,917,218 for the nine months ended September 30, 2006 to $10,659,356 in the same period of 2007.  Labor and fringe costs increased by approximately $1,663,000 due to the addition of 27 new employees.  Excluding labor, research and development costs increased in the following business units:  $1,066,000 net increase in Power and Energy Systems primarily due to research performed in connection with developing current battery products as well as development relating to potential new battery markets (approximately $1,035,000), work performed in connection with the July 2007 AES agreement (approximately $265,000) and increased costs associated with the Department of Energy grant (approximately 270,000), these increases were offset by approximately $504,000 of decreases in research and development associated with non-billable internal projects; $596,000 net increase in Performance Materials primarily due the start up and testing of the pigment pilot plant in the third quarter of 2007 (approximately $353,000) and increased costs associated with the Department of Energy Grant (approximately $338,000), offset by a net decrease of $95,000 associated with non-billable internal projects; and $419,000 net increase in Life Sciences primarily due to development of our pharmaceutical candidate (approximately $292,000) and costs incurred relating to the 2007 Department of Energy subcontract with the University of California Santa Barbara (approximately $128,000).

General and administrative expenses increased by $1,851,144, from $5,746,759 for the nine months ended September 30, 2006 to $7,597,903 in the same period of 2007.  Share based compensation, a non-cash expense, increased by $1,146,000 due to a higher level of new employees eligible for and receiving option grants and an overall higher level of employees who received retention grants in January 2007.  Labor, fringe benefit and recruiting costs increased by approximately $795,000 due to 5 additional personnel required to support Company growth and the search for additional talent.  Employee benefits costs were $276,000 higher due to an increase in the bonus accrual based on expectations of meeting the bonus targets.  Travel costs have also increased by approximately $183,000 due to increased headcount and trips to identify new supplier sources for raw battery material components.  Accounting fees increased by $159,000 primarily due to an international tax project undertaken in 2007.  These increases plus an increase of $33,000 in other general and administrative expenses are offset by a net decrease in expense of approximately $741,000 primarily due to:  the flood that occurred in the first quarter of 2006 ($401,000); a decrease in legal costs that were incurred in 2006 relating to the lawsuits that were settled in 2006 ($190,000); and a decrease in the level of patent costs incurred in 2007 ($150,000).

Depreciation and amortization increased by $326,829, from $1,085,190 for the nine months ended September 30, 2006 to $1,412,019 in the same period of 2007.  The increase in depreciation reflects the addition of lab and production equipment since October 2006 of approximately $2,895,000 primarily relating to expansion of production capabilities at the Indiana and Reno facilities and approximately $413,000 relating to execution of grant contracts.

Interest income increased by $311,819, from $539,060 for the nine months ended September 30, 2006 to $850,879 in the same period of 2007 due to an increase in cash available for investment of approximately $5.5 million that was generated through the sale of common shares in December 2006, the private sale of stock to The AES Corporation in March 2007, and the receipt of the initial contribution to the AlSher joint venture in May 2007 less operating expenditures.

Minority interest increased by $394,198 for the nine months ended September 30, 2007.  This increase reflects Sherwin-Williams minority interest share of the AlSher Titania joint venture’s loss for the nine months ended September 30, 2007.   AlSher Titania was not formed until April 2007.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.                 Controls and Procedures

(a)           Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), except (i) that we have made immaterial edits and updated references to financial data, and (ii) a Risk Factor addressing our dependence upon commercial partners has been altered to read as follows:

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

•
our commercial partners may be in the early stages of development and may not have sufficient liquidity to invest in joint development projects, expand their businesses and purchase our products as expected or honor contractual commitments;

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

We have experienced a loss in every fiscal year since our inception.  Our losses from operations were $17,681,415 in 2006 and $17,888,041 for the nine months ended September 30, 2007.  Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses.  We may never become profitable for the long-term, or even for any quarter.

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

•
our commercial partners may be in the early stages of development and may not have sufficient liquidity to invest in joint development projects, expand their businesses and purchase our products as expected or honor contractual commitments;

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

During the past year, we have significantly increased our research and development expenditures in an attempt to accelerate the commercialization of certain products, particularly our nano-structured LTO electrode materials and NanoSafe battery systems. Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth despite such expenditures. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially as we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with the timeliness and accuracy of our reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

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

•
The licensees may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if a licensee obtains such approval, it may obtain such approval much later than expected or projected; and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by the licensee.

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

We have not produced any pigments, nanoparticles or other products using our nanomaterials and titanium dioxide pigment technology and equipment on a sustained commercial basis.  In-house or outsourced manufacturing is becoming an increasingly significant part of our business.  If and as manufacturing becomes a larger part of our business, we will become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may become liable for replacement, direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

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

As of September 30, 2007, we had approximately $14.8 million in cash, cash equivalents and short-term investments.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue in the immediate future, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

We are a Canadian corporation, and several of our directors and our Canadian legal counsel are residents of Canada. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws.  It is uncertain whether Canadian courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

For example, on March 30, 2005, we received a letter of inquiry from the SEC requesting information relating to a press release we issued on February 10, 2005, in which we announced developments in a rechargeable battery technology that incorporates our lithium titanate battery materials. After providing the requested information, we received a follow up letter of inquiry dated August 2, 2005 requesting additional information related to our battery programs, emails of certain affiliates, certain transactions and recent earnings calls.  We provided the information to the SEC in a series of letters sent during September and October 2005. We have not been contacted by the SEC since providing all requested information in October 2005 or been notified of any ongoing activity or pending proceeding.  The absence of any additional letters of inquiry related to the matter for an approximately 21-month period suggests to us that the inquiry may be completed; however, we have received no notice from the SEC with respect to the status of the inquiry and are uncertain as to its status. Based upon advice of counsel that the SEC frequently does not apprise a company whether an inquiry has been terminated or is ongoing, we expect to remain uncertain in the foreseeable future. Our response to the SEC inquiry diverted considerable financial and human resources, which harmed our ability to execute our business plan for a time, and leaves a level of uncertainty going forward, which may harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

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

Altair Nanotechnologies Inc.

November 8, 2007	By: /s/ Alan J. Gotcher
Date	Alan J. Gotcher, Chief Executive Officer

November 8, 2007	By: /s/ Edward H. Dickinson
Date	Edward H. Dickinson, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Alan Gotcher	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.2	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Edward Dickinson	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.3	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Bruce Sabacky	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.4	Development Services Agreement executed on September 25, 2007 between the Company and Elanco Animal Health*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 27, 2007, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

* Certain portions of this exhibit have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.