Form 10-K/A
period 2007-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2008-03-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
On
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

Explanatory Note

Altair Nanotechnologies Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Report”) on March 14, 2007.  Shortly after filing, the Company discovered that Exhibit 10.3 had inadvertently been omitted from the filed version of the Report.  The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to re-file the Exhibit Index, and the Exhibits, in order to include all Exhibits referenced as been filed with the Report.  All references in the Report or this Amendment to the “Report” or to the “Annual Report on Form 10-K” or similar references refer to the Report, as amended by this Amendment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

ALTAIR NANOTECHNOLOGIES INC.

By: /s/ Terry Copeland
Terry Copeland, President

Date: March 14, 2008

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Amendment to the Report.

Signature	Title	Date
/s/ Terry Copeland Terry Copeland	President, (Principal Executive Officer)	March 14, 2008
/s/ Edward Dickinson Edward Dickinson	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2008
/s/ Alan J. Gotcher* Alan J. Gotcher	Director	March 14, 2008
/s/ Michel Bazinet* Michel Bazinet	Director	March 14, 2008
/s/ Jon N. Bengtson* Jon N. Bengtson	Director	March 14, 2008
/s/ George Hartman* George Hartman	Director	March 14, 2008
/s/ Robert Hemphill II* Robert Hemphill II	Director	March 14, 2008

/s/ Pierre Lortie* Pierre Lortie	Director	March 14, 2008

* By: /s/ Terry Copeland
Terry Copeland
Attorney-in Fact

Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002.**
3.2	Bylaws	Incorporated by reference to the Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 10, 2005. **
4.1	Form of Common Stock Certificate	Incorporated by reference to Registration Statement on Form 10–SB filed with the SEC on November 25, 1996. **
4.2	Amended and Restated Shareholder Rights Plan dated October 15, 1999, with Equity Transfer Services, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 1999. **
10.1	Altair International Inc. Stock Option Plan (1996)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-33481 filed with the SEC on July 11, 1997.
10.2	1998 Altair International Inc. Stock Option Plan	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.3	Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (Amended and Restated)	Filed herewith
10.4	Standard Form of Stock Option Agreement under 2005 Stock Incentive Plan	Filed herewith
10.5	Standard Form of Restricted Stock Agreement under 2005 Stock Incentive Plan	Filed herewith
10.6	Installment Note dated August 8, 2002 (re Edison Way property) in favor of BHP Minerals International, Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-102592, filed with the SEC on February 7, 2003.
10.7	Trust Deed dated August 8, 2002 (re Edison Way property) with BHP Minerals International, Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-102592, filed with the SEC on February 7, 2003.

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)

10.8	Employment Agreement dated December 17, 2006 with Edward Dickinson	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2006. **
10.9	Employment Agreement dated December 17, 2006 with Alan J. Gotcher, Ph.D.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2006.**
10.10	License Agreement dated January 28, 2005 with Spectrum Pharmaceuticals, Inc.*	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2005.**
10.11	Lease dated October 1, 2005 (Main Indiana Office) with Flagship Enterprise Center	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC November 14, 2005. **
10.12	Lease dated August 1, 2006 (Indiana Office Additional Space) with Flagship Enterprise Center	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 13, 2007.**
10.13	Placement Agent Agreement dated December 13, 2006 with Cowen and Company, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2006. **
10.14	Purchase and Supply Agreement dated January 8, 2007 with Phoenix Motorcars, Inc.*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2007. **
10.15	Department of Energy Grant Agreement dated September 9, 2006 with the U.S. Department of Energy	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 13, 2007.**
10.16	2007 Annual Executive Incentive Bonus Plan *	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.17	Subcontract dated March 6, 2007 with U.N.L.V.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC May 10, 2007. **
10.18	Contribution Agreement dated April 24, 2007 with the Sherwin-Williams Company and AlSher Titania*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 30, 2007. **
10.19	License Agreement dated April 24, 2007 with the Sherwin-Williams Company and AlSher Titania	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 30, 2007. **

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)

10.20	Flagship Business Accelerator Tenant Lease dated July 1, 2007 with the Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC August 9, 2007. **
10.21	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Alan Gotcher	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.22	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Edward Dickinson	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.23	Amendment dated August 17, 2007 to Altair Executive Employment Agreement between the Company and Bruce Sabacky	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 17, 2007, File No. 001-12497
10.24	Development Services Agreement executed on September 25, 2007 between the Company and Elanco Animal Health*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 27, 2007, File No. 001-12497
10.25	Employment Agreement dated November 13, 2007 with Terry Copeland	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2007.**
10.26	Registration Rights Agreement dated November 29, 2007 with Al Yousuf LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007.**
10.27	Letter agreement dated April 21, 2006 with JP Morgan Securities, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007.**
10.28	Letter agreement dated September 24, 2007 with JPMorgan Securities, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007.**
10.29	Employment Agreement dated December 7, 2007 with Bruce Sabacky	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.**
10.30	Subcontract dated January 29, 2008 with the Office of Naval Research	Filed herewith.
10.31	Service Agreement dated February 11, 2008 with Melpar BVBP	Filed herewith.
10.32	Mandate & Contractorship Agreement dated February 11, 2008 with Rik Dobbelaere	Filed herewith

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)

10.33	Employment Agreement dated March 10, 2008 with Jeffrey A. McKinney	Filed herewith
10.34	Employment Agreement dated March 10, 2008 with Stephen Balogh	Filed herewith
21	List of Subsidiaries	Incorporated by reference from Item 1 of this report.
23.1	Consent of Perry-Smith LLP	Filed herewith
24	Powers of Attorney	Included in the Signature Page hereof.
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

 *Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

 ** SEC File No. 1-12497.