Form 10-Q
period 2008-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2008-05-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of May 5, 2008 the registrant had 84,512,576 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$35,570,557	$50,146,117
Accounts receivable, net	1,068,906	1,221,543
Accounts receivable from related party, net	2,073	96,276
Notes receivable from related party, current portion	1,681,973	1,638,510
Prepaid expenses and other current assets	801,405	799,387
Total current assets	39,124,914	53,901,833

Investment in Available for Sale Securities	3,731,719	4,564,814

Property, Plant and Equipment, net	15,215,406	14,548,837

Patents, net	699,229	720,433

Other Assets	122,718	122,718

Total Assets	$58,893,986	$73,858,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,521,310	$7,814,037
Accrued salaries and benefits	1,635,501	2,239,110
Accrued warranty	2,915,990	2,915,990
Accrued liabilities	597,630	759,644
Note payable, current portion	600,000	600,000
Total current liabilities	8,270,431	14,328,781

Note Payable, Long-Term Portion	600,000	1,200,000

Minority Interest in Subsidiary	1,260,881	1,369,283

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
84,502,576 and 84,068,377 shares issued and
outstanding at March 31, 2008 and December 31, 2007	165,277,625	163,780,176
Additional paid in capital	4,908,294	5,489,604
Accumulated deficit	(120,112,245)	(111,823,809)
Accumulated other comprehensive loss	(1,311,000)	(485,400)

Total Stockholders' Equity	48,762,674	56,960,571

Total Liabilities and Stockholders' Equity	$58,893,986	$73,858,635

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Product sales	$163,930	$177,390
Commercial collaborations	520,813	347,288
Contracts and grants	384,594	616,254
Total revenues	1,069,337	1,140,932
Operating Expenses
Cost of sales - product	58,209	210,262
Research and development	5,258,034	2,997,327
Sales and marketing	665,928	380,536
General and administrative	3,262,752	2,611,215
Depreciation and amortization	573,609	431,058
Total operating expenses	9,818,532	6,630,398
Loss from Operations	(8,749,195)	(5,489,466)
Other Income (Expense)
Interest expense	(27,353)	(35,000)
Interest income	382,337	343,368
Loss on foreign exchange	(2,627)	(369)
Total other income, net	352,357	307,999

Loss from continuing operations before minority interests' share	(8,396,838)	(5,181,467)

Less: Minority interests' share	108,402	-

Net Loss	$(8,288,436)	$(5,181,467)

Loss per common share - Basic and diluted	$(0.10)	$(0.07)

Weighted average shares - Basic and diluted	84,219,978	69,264,018

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JANUARY 1, 2008	84,068,377	$163,780,176	$5,489,604	$(111,823,809)	$(485,400)	$56,960,571

Comprehensive loss:
Net loss	-	-	-	(8,288,436)	-	(8,288,436)
Other comprehensive loss, net of taxes of $0	-	-	-	-	(825,600)	(825,600)
Comprehensive loss						(9,114,036)
Share-based compensation	193,713	1,073,936	(581,310)	-	-	496,626
Exercise of stock options	214,211	397,238	-	-	-	397,238
Exercise of warrants	26,275	26,275	-	-	-	26,275

BALANCE, MARCH 31, 2008	84,502,576	$165,277,625	$4,908,294	$(120,112,245)	$(1,311,000)	$48,762,674

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,288,436)	$(5,181,467)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	573,609	431,058
Minority interest in operations	(108,402)	-
Securities received for exclusivity contract	-	(106,518)
Securities received in payment of license fees	-	(8,148)
Share-based compensation	492,626	993,074
Loss on disposal of fixed assets	23,334
Accrued interest on notes receivable	(43,463)	(8,654)
Changes in operating assets and liabilities:
Accounts receivable, net	152,637	598,780
Accounts receivable from related party, net	94,203	96,276
Product inventories	-	(834,647)
Prepaid expenses and other current assets	(2,018)	120,672
Trade accounts payable	(5,630,971)	(180,074)
Accrued salaries and benefits	(603,609)	(92,731)
Accrued liabilities	(162,014)	(64,890)

Net cash used in operating activities	(13,502,504)	(4,237,269)

Cash flows from investing activities:
Sale of available for sale securities	-	2,325,000
Purchase of available for sale securities	7,495	(10,220,726)
Purchase of property and equipment	(904,064)	(704,302)

Net cash (used in) provided by investing activities	(896,569)	8,600,028

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities:
Issuance of common shares for cash	-	3,000,000
Proceeds from exercise of stock options	397,238	80,391
Proceeds from exercise of warrants	26,275	-
Payment of notes payable	(600,000)	(600,000)

Net cash (used in) provided by financing activities	(176,487)	2,480,391

Net decrease in cash and cash equivalents	(14,575,560)	(10,356,906)

Cash and cash equivalents, beginning of period	50,146,117	12,679,254

Cash and cash equivalents, end of period	$35,570,557	$2,322,348

Supplemental disclosures:
Cash paid for interest	$126,000	$168,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the three months ended March 31, 2008:
- We made property and equipment purchases of $338,244, which are included in trade accounts payable at March 31, 2008.
- We had an unrealized loss on available for sale securities of $825,600.

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Preparation of Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 14, 2008.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investment in Available for Sale Securities (short-term) - Cash and cash equivalents consist principally of bank deposits and institutional money market funds.  Short-term investments that are highly liquid have insignificant interest rate risk and maturities of 90 days or less are classified as cash and cash equivalents.  Investments that do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale.

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000.  At March 31, 2008 and December 31, 2007, we had cash deposits of approximately $2.9 million and $8.7 million, respectively, in excess of FDIC insurance limits.

Investment in Available for Sale Securities (long-term) - Available for sale securities (long-term) includes publicly traded equity investments that are classified as available for sale and recorded at market using the specific identification method.  Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive loss, which is reported as a component of stockholders’ equity.  We evaluate our investments on a quarterly basis to determine if a potential other than temporary impairment exists.  Our evaluation considers the investees’ specific business conditions as well as general industry and market conditions.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized (gain)/loss on the investment in available for sale securities. The components of comprehensive loss for the three-month periods ended March 31, 2008 and 2007 are as follows:

	Three months ended
	March 31,
	2008	2007
Net loss	$8,288,436	$5,181,467
Unrealized loss/(gain) on investment in available
for sale securities, net of taxes of $0	825,600	(184,800)

Comprehensive loss	$9,114,036	$4,996,667

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants. Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or deliveries of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, and fringe benefit expenses are initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on relative labor costs.

Minority Interest – In April 2007, the Company and The Sherwin-Williams Company (“Sherwin”) entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of the Company and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Sherwin, and AlSher, Altairnano contributed to AlSher an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher other than its ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  Altairnano contributes any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher joint venture.  For each reporting period, AlSher is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  Refer to Note 3 – Fair Value Measurements.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3.   Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis.  SFAS 157 establishes a new framework for measuring fair value and expands related disclosures.  Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available.

When available, we use quoted market prices to determine the fair value of investment securities, such as our investment in Spectrum stock as discussed below, and they are included in Level 1.  When quoted market prices are unavailable in the principal or most advantageous market, quoted prices for similar instruments in active markets are utilized in addition to model-derived valuations for investments, such as the auction rate notes discussed below, and they are included in Level 2.  We currently do not hold any investments that require Level 3 evaluations.

Investment in Available for Sale Securities

Investments in available for sale securities (long-term) includes auction rate corporate notes and investments in common stock as discussed below.

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points, which is not a market rate.  The auction rate markets have not yet recovered and no active trading has occurred.  As such we evaluated these investments at March 31, 2008 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, prices of similar instruments, and current indicative bid prices.  Based on this analysis we estimate that at March 31, 2008 their fair value was approximately $3,120,000, representing a cumulative unrealized holding loss of approximately $780,000.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at March 31, 2008.

Investment in available for sale securities (long-term) includes 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the NASDAQ Capital Market.  At March 31, 2008, their fair value was approximately $607,200, representing a cumulative unrealized holding loss of approximately $531,000.  We evaluated this investment to determine if there is an other than temporary impairment at March 31, 2008.  Our evaluation took into consideration published investment analysis, status of drug candidates in development, analysts’ recommendations, insider trading activity, and other factors.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at March 31, 2008.

The following table presents our assets measured at fair value on a recurring basis at March 31, 2008:

	Total at
Description	3/31/2008	Level 1	Level 2

Available-for-sale securities	$3,731,719	$607,200	$3,124,519

Note 4.   Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets over their useful lives.  The amortized patents’ balances as of March 31, 2008 and December 31, 2007 were:

	March 31, 2008	December 31, 2007
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(818,507)	(797,303)
Total patents and patent applications	$699,229	$720,433

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, was $21,204 for the three months ended March 31, 2008 and 2007.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 5.   Accounts Receivable and Notes Receivable from Related Party

Related Party Accounts Receivable activity consists of the following:

	March 31, 2008	December 31, 2007
Beginning Balance - January	$-	$495,000
Additions	2,073	1,851,894
Less cash collected	-	(2,346,894)
Ending Balance	$2,073	$-

Payment terms based on the January 2007 Purchase and Supply Agreement with Phoenix are as follows:  33% of the release order value is due upon placement of the order, 27% is due within 30 days of the receipt of the invoice by Phoenix, and 40% is due in the form of a note payable as described below.

Related Party Notes Receivable activity consists of the following:

	March 31, 2008	December 31, 2007
Beginning Balance - January	$1,638,510	$330,000
Additions	-	1,219,075
Plus interest earned	43,463	89,435
Ending Balance	1,681,973	1,638,510

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

Note 6.   Accrued Warranty

Accrued warranty consisted of the following:

	March 31, 2008	December 31, 2007

Beginning Balance – January	$2,915,990	$-
Additions	-	2,915,990
Ending Balance	$2,915,990	$2,915,990

We provided a limited warranty for battery products sold under the January 2007 purchase and supply agreement with Phoenix and the July 2007 AES development agreement.  Of this balance, $2,856,902 reflects a one-time adjustment to record the provision for warranty claims resulting from our decision to replace 47 of the Phoenix battery packs manufactured in 2007 due to a potential module configuration problem that could result in overheating and $59,088 reflects the warranty recorded in connection with the AES prototype battery pack purchase in 2007.

Note 7.   Note Payable

The current and long term amount of the note payable are as follows:

	March 31, 2008	December 31, 2007
Note payable to BHP Minerals
International, Inc.	$1,200,000	$1,800,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$600,000	$1,200,000

The note payable to BHP Minerals International, Inc., in the face amount of $3,000,000, was entered into on August 8, 2002 and is secured by the property we acquired. Interest on the note payable of 7% is due and payable on an annual basis with each principal installment.  The first three payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006, 2007 and 2008. The final two payments of $600,000 plus accrued interest are due annually on February 8, 2009 and 2010.

Note 8.   Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of the Company.

The total compensation cost charged in connection with these plans was $487,422 and $993,075 for the three-months ended March 31, 2008 and March 31, 2007, respectively. During the three-months ended March 31, 2008 and 2007, 518,973 options vested at a weighted average price of $2.92 and 716,494 options vested at a weighted average price of $2.83, respectively.

Stock Options

The total number of shares authorized to be granted under the 2005 stock plan was increased from 3,000,000 to an aggregate of 9,000,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007.  Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 1,138,300 are outstanding and unexercised at March 31, 2008. The total number of options relating to the 2005 plan that are outstanding and unexercised at March 31, 2008 is 4,147,154.

Total options granted for the three-month periods ended March 31, 2008 and March 31, 2007 were 1,420,000 and 1,302,882, respectively.  The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and March 31, 2007 was $2.92 and $1.86, respectively.

As of March 31, 2008, there was $2,873,891 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of March 31, 2008.  Cash received from stock option and warrant exercises was $423,513 and $80,391 during the three-months ended March 31, 2008 and March 31, 2007, respectively.

Restricted Stock

During the three-months ended March 31, 2008 and March 31, 2007, the Board of Directors did not grant any shares of restricted stock under the plan.

As of March 31, 2008 we had $269,559 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.8 years.

Note 9.   Related Party Transactions

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Mortorcars, Inc., succeeded by Phoenix MC, Inc. (“Phoenix”) for lithium Titanate battery pack systems.  Total accounts receivable and notes receivable including accrued interest (see Note 5) due from Phoenix at March 31, 2008 relating to the 2007 purchase and supply agreement totaled $2,073 and $1,681,973, respectively.  Total deferred revenue of $128,901 at March 31, 2008, reflects pre-payment for battery purchase orders and the unamortized balance of the investment described below.

Additionally in January 2007, Phoenix issued 1,000,000 shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract.  Phoenix did not make the minimum battery pack purchases required to retain their exclusivity in 2007.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $106,518 with the offset to deferred revenue, which is recognized on a straight-line basis over the three year term of the exclusivity period.  In March 2008, Phoenix Motorcars, Inc. completed a merger, wherein the surviving corporation, Phoenix MC, Inc. became a wholly owned subsidiary of All Electric, LLC (“AELLC”).  On March 19, 2008, Phoenix MC, Inc. announced receipt of their next round of funding provided by Al Yousuf, LLC and the AES Corporation.  These changes resulted in conversion of our 1,000,000 common share investment in Phoenix Motorcars, Inc. to ownership of 2000 units in AELLC and diluted our ownership percentage in Phoenix to 2.1%.  Based on managements review of the estimated valuation of Phoenix presented in the February 21, 2008 Merger Agreement and consideration of their subsequent round of funding, management believes that the investment is not impaired at March 31, 2008.

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES Energy Storage, LLC (“AES”), a subsidiary of global power leader The AES Corporation.  A member of the executive management team of AES also serves on our board of directors.  Under the terms of the agreement we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  On August 3, 2007, we received an initial $1,000,000 order, of which $500,000 was prepaid, in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product was designed and manufactured at our Indiana facilities, and was completed in December 2007.  The final installment will be due and billable upon completion of the testing of the prototype packs.  As of March 31, 2008, $500,000 of costs associated with this project have been deferred and recorded on the balance sheet.

Note 10. Business Segment Information

Management views the Company as operating in three business segments:  Power and Energy Group, Performance Materials and Life Sciences.

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three-month periods ended March 31, 2008 and March 31, 2007 was as follows:

		Loss/(Income) From	Depreciation and
Three Months Ended	Net Sales	Operations	Amortization	Assets
March 31, 2008:
Power and Energy Group	$329,847	$3,920,758	$265,045	$9,035,614
Performance Materials	427,495	678,694	263,348	5,666,516
Life Sciences	311,995	126,262	8,448	2,037,731
Corporate	-	4,023,481	36,768	42,154,125

Consolidated Total	$1,069,337	$8,749,195	$573,609	$58,893,986

March 31, 2007:
Power and Energy Group	$339,329	$1,833,096	$189,602	$10,756,508
Performance Materials	790,280	215,358	202,461	1,597,741
Life Sciences	11,323	123,875	6,520	1,693,734
Corporate	-	3,317,137	32,475	27,503,926

Consolidated Total	$1,140,932	$5,489,466	$431,058	$41,551,909

In the table above, corporate expense in the Loss From Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended March 31, 2008, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2008 and the balance of their accounts receivable at March 31, 2008 were as follows:

		Accounts Receivable and
	Sales - 3 Months Ended	Notes Receivable at
Customer	March 31, 2008	March 31, 2008
Power and Energy Group:
Office of Naval Research	$113,235	$74,682
Department of Energy	45,286	9,927

Performance Materials Division:
Boeing	$147,663	$117,158
Western Oil Sands	145,936	91,249
Department of Energy	47,635	14,963

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$246,210	$175,140
Department of Energy	65,785	26,342

For the three months ended March 31, 2007, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2007 and the balance of their accounts receivable at March 31, 2007 were as follows:

		Accounts Receivable and
	Sales - 3 Months Ended	Notes Receivable at
Customer	March 31, 2007	March 31, 2007
Power and Energy Group:
Department of Energy	$178,415	$25,201

Performance Materials Division:
Western Oil Sands	$319,872	$200,430
UNLV Research Foundation	216,537	211,237
Department of Energy	188,953	76,451

Sales for the three-month periods ended March 31, 2008 and 2007 by geographic area were as follows:

	Sales -	Sales -
	3 Months Ended	3 Months Ended
Geographic information (a):	March 31, 2008	March 31, 2007

United States	$874,054	$742,237
Canada	145,936	321,872
Other foreign countries	49,347	76,823
Total	$1,069,337	$1,140,932

(a) Revenues are attributed to countries based on location of customer.

Note 11. Subsequent Events

On April 18, 2008 we entered into a Separation Agreement and Release of All Claims (the “Agreement”) with Alan Gotcher, our former Chief Executive Officer and a director.  Consistent with the separation provisions of Dr Gotcher’s employment agreement, the Agreement includes a release of all claims against the Company by Dr. Gotcher and an affirmation of the noncompetition, nonsolicitation, nondisclosure and related covenants in his employment agreement.  Dr. Gotcher also resigned as a member of our Board of Directors pursuant to the Agreement.  The Agreement includes a confirmation of Dr. Gotcher’s right under his employment agreement to receive severance that includes his termination-date base salary and medical benefits for one year.  The Agreement also provided for the substitution of a $240,000 cash payment for Dr. Gotcher’s right under his employment agreement to participate in our 2008 incentive plan.  Based on the terms of this agreement, $669,195 of severance was recorded as of March 31, 2008.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation, Fine Gold Recovery Systems, Inc., a Nevada corporation and a controlling interest in AlSher Titania LLC (“AlSher Titania”), a joint venture with The Sherwin-Williams Company (“Sherwin-Williams”).  We have registered or are in the process of registering the following trademarks: Altair Nanotechnologies®, Altair Nanomaterials®, Altairnano™, TiNano®, Nanocheck© and RenaZorb®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2007 and March 31, 2008 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2008 and March 31, 2007.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into three divisions, a Power and Energy Group, a Performance Materials Division and a Life Sciences Division.  Our research, development, production and marketing efforts are currently directed toward three primary market applications that utilize our proprietary technologies:

●	Power and Energy Systems
o	The design, development, and production of our nano lithium Titanate battery cells, batteries, and battery packs as well as related design and test services.
o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called nano lithium Titanate batteries.

●	Performance Materials Division
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

●	Life Sciences
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

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) produce battery packs for the transportation market, (2) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization, (3) to participate in a joint venture combining the technologies of the partners in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of advanced materials applications, (4) to develop a suite of energy storage solutions for the stationary power market and (5) to develop battery backup power systems for Naval applications.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications; and we have made product sales consisting principally of alumina, battery cells and battery modules.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, the successful completion of pilot plant operations in connection with AlSher Titania, the successful completion of pilot plant operations in connection with energy storage devices, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation.  In fiscal 2007, revenues from product sales, commercial collaborations and contracts and grants began to increase significantly, but operating expenses also increased significantly as we added employees and committed additional funds to our customer contracts, battery initiative, and pigment process technology.  Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano lithium Titanate battery cells and packs to be a source of such higher-margin revenues.  In 2007, we increased spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

●
In July 2007, we entered into a multi-year development and equipment purchase agreement with AES Energy Storage, LLC, a subsidiary of global power leader, The AES Corporation.  Under the terms of the deal, we are working jointly with AES to develop a suite of energy storage solutions specifically for AES.  The first two 1 megawatt prototype stationary battery packs were manufactured at our Indiana facility and were completed according to the delivery schedule in December 2007.  These packs have been connected to the electrical grid and full testing has commenced.  Assuming the successful testing of these packs, we expect our development relationship with AES to continue through 2008 and beyond.

●
In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix for nano lithium Titanate battery packs to be used in electric vehicles produced by Phoenix.  Due to a slow down in production relating primarily to delays in Phoenix obtaining funding, projected orders for 2007 were not achieved.  In 2008, after becoming aware of a potential module configuration problem in the first-generation Phoenix battery packs manufactured in 2007, we agreed to replace 47 of the existing packs sold to Phoenix by means of a credit against re-designed second-generation battery packs and related engineering services.  Modeling and design of the modules for the second-generation battery packs is substantially complete.  While modeling and design of the modules for the second-generation battery packs is substantially complete, final testing and pre-production activities have been delayed pending ongoing negotiations with Phoenix regarding a new supply agreement. Our success in the transportation battery market will be impacted by our ability to focus on profitable segments of the market, where the strength of our technology offers distinct competitive advantages.

●
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

●
We have formed the AlSher Titania joint venture with The Sherwin-Williams Company to develop and produce titanium dioxide pigment for use in paint and coatings.  We have generated considerable data from our 100 ton per year pilot plant, commissioned in February 2008 and are currently compiling that information for an engineering data package analysis and recommendation on next steps.  Based on review of this package, its impact on financial projections, and input from our partner, we will consider whether to undertake a more detailed engineering cost study aimed at a scale up to a 5000 ton per year demonstration plant.  The success of this joint venture and initial pilot plant trials is integral to continuing development and the ultimate commercialization of AHP.

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

Recent Business Developments

Power and Energy Group

In August 2007, we received an initial $1,000,000 order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two 1 megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy each) were manufactured in Indiana and completed according to the delivery schedule in December 2007.  This initial product is intended for use as a short-term duration buffer to regulate the frequency and voltage of the electrical utility system grid.  This buffering is called Regulation Services, and it serves to smooth the short term supply-demand imbalances inherent in power generation and delivery, thereby improving the quality of power delivered.  The stationary battery packs have been connected to the electrical grid and full testing has commenced.  Feedback that we have received to date regarding the test results has been very positive.  Testing is scheduled to be completed in early May 2008.  Assuming the successful testing of these packs, we expect our development relationship with AES to continue through 2008 and beyond.

Life Sciences

In September 2007, we entered into development services agreement with Elanco Animal Health, a division of Eli Lilly and Company (“Elanco”).  Pursuant to the agreement, over a multi-year period, we will develop a manufacturing process related to a test-stage active pharmaceutical ingredient.  This development work will include making certain regulatory filings, installing related equipment, and providing related services.  Based on a previous agreement, Elanco has the exclusive right to develop and market this pharmaceutical ingredient.  Elanco has agreed to fund substantially all of the development process, at a cost of approximately $2,500,000.  Through the end of the first quarter of 2008, $886,116 has been billed under this agreement on a cumulative contract to date basis and approximately $1,613,884 of backlog remains to be fulfilled.

Performance Materials

In April 2007, a new company, called AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed and the plant was commissioned in February 2008.  Testing under the piloting program has commenced and results to date have been positive.  Considerable data has been generated and is being compiled for an engineering data package analysis and recommendation on next steps.  Based on review of this package, its impact on financial projections, and input from our partner, we will consider whether to undertake a more detailed engineering cost study by mid 2008 relating to the anticipated scale up to a 5000 ton per year demonstration plant.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  In order to finance our existing operations and development plans, as well as to respond to any new business or acquisition opportunity, we will be required to raise capital in the future.  We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all.  We have a single note payable in the original principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The first three payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006, 2007, and 2008.  The current outstanding note payable balance is $1,200,000.  Future payments of principal and interest are due annually on February 8, 2009 and 2010.

Our cash and short-term investments decreased by $14,575,560, from $50,146,117 at December 31, 2007 to $35,570,557 at March 31, 2008, due primarily to net cash used in operations (approximately $13,503,000) purchases of property and equipment (approximately $904,000) and payment of notes payable ($600,000).  This decrease was partially offset by the receipt of proceeds resulting from the exercise of stock options and warrants (approximately $424,000).

During the three months ended March 31, 2008, our cash used in operations was $13,502,504.  This amount included $5,438,409 of significant one-time or annual payments as follows: $2,384,299 of commission and expenses were paid to the placement agent in connection with our sale of common shares for an aggregate purchase price of $40,000,000 to Al Yousuf, LLC in November 2007, $1,754,110 was paid in connection with the 2007 bonus plan, and $1,300,000 of raw materials purchases made in 2007 in anticipation of receipt of the next sales order from Phoenix under the 2007 purchase agreement were paid in the first quarter of 2008.  The amount of cash we use in operations is partially dependent on the amount and mix of revenues we generate.  In the three months ended March 31, 2008, revenues were $1,069,337, which included $163,930 of product sales.  We expect quarterly revenues to increase over first quarter levels during the remainder of the year, and we expect product sales to become a larger percentage of the sales mix.  If revenues associated with product sales increase, we expect our cash receipts to increase but also expect that our use of cash will increase as we expand inventory and as certain products are purchased through financing arrangements.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At May 5, 2008, we had 84,512,576 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 1,115,431 common shares and options to purchase up to 5,571,274 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2008:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,200,000	$600,000	$600,000	$-	$-
Interest on notes payable	126,000	84,000	42,000	-	-
Contractual Service Agreements	2,712,274	2,712,274	-	-	-
Facilities and Property Leases	1,327,589	321,335	559,998	446,256	-
Unfulfilled Purchase Orders	1,847,342	1,847,342	-	-	-
Total Contractual Obligations	$7,213,205	$5,564,951	$1,201,998	$446,256	$-

In connection with the formation of the AlSher Titania joint venture, the Company committed to complete its pigment processing pilot plant and did commission the plant in February 2007.  Through March 31, 2008, approximately $3.9 million of capital expenditures, labor and development costs associated with the pigment processing pilot plant have been incurred.   No further expenditures are anticipated in relation to the assembly and commissioning of the pilot plant.

In 2007, we anticipated that a total of approximately $4.8 million would be spent on labor, equipment and building improvements and other implementation expenses related to preparations to manufacture our pharmaceutical products.  Based on updated forecasts in 2008, total anticipated expenditures have been revised to $2.4 million.  Of this amount, approximately $709,000 was spent in the first quarter of 2008 for a cumulative total of $1,674,000 incurred project to date through March 31, 2008.  We expect to spend approximately $445,000 on this effort through the end of June 30, 2008.

In July 2007, we signed a new lease agreement for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  On March 1, 2008, we signed an amendment to this lease that increased the space leased by 40,000 square feet to a total of 70,000 square feet.  Total rent for the 70,000 square feet to be paid over the 5 year term including real estate taxes is $1,267,297.  The move from the Flagship Enterprise Center Building, an aggregate of 8,199 square feet, to the Accelerator Building was completed by the end of February 2008.  The landlord will provide the first $110,000 in additional leasehold improvements at no cost.  Through March 31, 2008 we spent $287,862 on build-out and leasehold improvements, net of the $99,000 credit received to date from the landlord.  An additional expenditure of $33,500 is expected to complete the improvements by the end of the second quarter ending June 30, 2008, net of the remaining credit from the landlord of $11,000.

We also intend to purchase equipment for our Reno, Nevada facility for use in the development and expansion of our current advanced battery materials production capabilities.  Through March 31, 2008, approximately $398,000 was expended on production equipment.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2008.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to inventory, long-lived assets, share-based compensation, revenue recognition, accrued warranty, overhead allocation, minority interest, allowance for doubtful accounts and deferred income taxes.   We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable, in accordance with the Securities and Exchange Commission “Staff Accounting Bulletin No. 104 – Revenue Recognition in Financial Statements”.  Historically, our revenues have been derived from four sources: license fees, commercial collaborations, contract research and development and product sales.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or deliveries of products are deferred until the performance of the service is complete or the product is shipped.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At March 31, 2008, the carrying value of these assets was $14,275,641, or 24% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Minority Interest – In April 2007, the Company and Sherwin-Williams entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company.  AlSher Titania is a joint venture combining certain technologies of the Company and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Inc, Sherwin-Williams and AlSher Titania, Altairnano contributed to AlSher Titania an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher Titania other than its ownership interest in AlSher Titania.  Sherwin-Williams agreed to contribute to AlSher Titania cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher Titania.  Altairnano contributes any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher Titania joint venture.  For each reporting period, AlSher Titania is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher Titania and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher Titania are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

•
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of March 31, 2008.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The net loss for the quarter ended March 31, 2008, which was the first quarter of our 2008 fiscal year, totaled $8,288,436 ($.10 per share) compared to a net loss of $5,181,467 ($.07 per share) in the first quarter of 2007.

Total revenues for the quarter ended March 31, 2008 were $1,069,337 compared to $1,140,932 for the same period of 2007.  The decrease in revenue is primarily due to a reduction in Contract and Grant revenues of $231,660 relating to the grants that have ended or have reached their budget limits (the March 2007 subcontract with the University of Nevada, Las Vegas Research Foundation and the Nanosensor and Lithium Ion Battery objectives of the August 2006 Department of Energy Research Grant) and a decrease in product revenues of $13,460.  This decrease is offset by an increase of $173,525 in Commercial Collaborations revenues that primarily relates to the September 2007 development services agreement with Elanco.

Cost of sales - product decreased by $152,053, from $210,262 in the first quarter of 2007 to $58,209 in the same quarter of 2008.  This change is driven by an overall decrease in product of sales of $13,460, as well as a shift from sales of less profitable lithium Titanate powder in the first quarter of 2007 to more profitable prototype cells and modules in the same quarter of 2008.

Research and development or R&D expense increased by $2,260,707, from $2,997,327 in the first quarter of 2007 to $5,258,034 in the same quarter of 2008.  Labor and overhead costs increased by approximately $590,000 due to the addition of 19 new employees.  Expenditures for materials, supplies and other operating costs (exclusive of labor) increased for the following divisions:  Power and Energy Group expenses increased by approximately $1,515,000 ($1,130,000 relates to raw material and cell purchases for developmental activities, $320,000 of materials relating to 2008 customer purchase orders and development agreements, and an increase in R&D consulting charges of $65,000); Life Sciences expenses increased by approximately $206,000 primarily due to the September 2007 development services agreement with Elanco and increased activity associated with our subcontract agreement with the University of California, Santa Barbara; and Performance Material expenses increased by approximately $153,000 due to completion and commissioning of the pilot plant in February 2008.  These increases are offset by a decrease of $117,000 in internal research and development activities and a decrease of $86,000 relating to the Nanosensor objective of the August 2006 Department of Energy grant that was fully expended in 2007.

Sales and marketing expense increased by $314,608, from $380,536 in the first quarter of 2007 to $665,928 in the same quarter of 2008.  This increase reflects the retention of consultants relating to business development and  defining and developing our branding in the United States, as well as in Europe.

Depreciation and amortization increased by $142,551, from $431,058 in first quarter of 2007 to $573,609 in the first quarter of 2008.  The increase in depreciation reflects the addition of approximately $2,167,000 and $1,124,000 of production equipment from April 1, 2007 through March 31, 2008, relating to expansion of production capabilities at the Reno and Indiana facilities, respectively.

Minority interest increased by $108,413 in the first quarter of 2008.  This increase reflects Sherwin-Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending March 31, 2008.   AlSher Titania was not formed until April 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.   Controls and Procedures

(a)  Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

Risk Factors

An investment in our common shares involves significant risks. You should carefully consider the risks described in this Report before making an investment decision. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your investment. Some factors in this section are forward-looking statements.

We may continue to experience significant losses from operations.

We have experienced a loss in every fiscal year since our inception.  Our losses from operations were $33,067,474 in 2007 and $8,749,195 for the three months ended March 31, 2008.  Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses.  We may never become profitable for the long-term, or even for any quarter.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall.  Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size and timing of customer orders from one quarter to the next;
•	timing of delivery of our services and products;
•	addition of new customers or loss of existing customers;
•	our ability to commercialize and obtain orders for products we are developing;
•	costs associated with developing our manufacturing capabilities;
•	new product announcements or introductions by our competitors or potential competitors;
•	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
•	warranty claims or product recalls that exceed expectations;
•	acquisitions of businesses or customers;
•	technology and intellectual property issues associated with our products;
•	general economic trends, including changes in energy prices, or geopolitical events such as war or incidents of terrorism; and
•	loss of key employees, or our inability to attract appropriate new employees to meet expected growth.

Our revenues have historically been generated from low-margin contract research services; if we cannot expand revenues from other products and services, our business will fail.

Historically, a significant portion of our revenues has come from contract research services for businesses and government agencies. During the years ended December 31, 2007, 2006 and 2005, contract services revenues comprised 55%, 67%, and 70%, respectively, of our operating revenues. Contract services revenue is low margin and unlikely to grow at a rapid pace. Our business plan anticipates revenues from product sales and licensing, both of which have potential for higher margins and more rapid growth, increasing in coming years. If we are not successful in significantly expanding our revenues from higher margin products and services, our revenue growth will be slow, and it is unlikely that we will achieve profitability.

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

Few of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology are designed for direct use by the ultimate end user. Phrased differently, most of our products are components of other products. For example, our nano-structured lithium Titanate battery materials and batteries are designed for use in end-user products such as electric vehicles, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life science materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or fails to develop, the market for our component products would be expected to similarly contract or collapse. This would limit our ability to generate revenues and would harm our business and operations.

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

Our battery business has been harmed by a module configuration issue associated with the Phoenix battery pack, and our ability to continue our battery business will be dependent upon our   ability to address related concerns.

As a result of a risk associated with the battery packs we designed for use in electric cars produced by Phoenix, we agreed to replace 47 of the first-generation battery packs sold to Phoenix.  This has harmed our relationship with Phoenix and with other current and potential purchasers of our battery products and technology.  If the new battery we design and develop for Phoenix does not address the noted module configuration issue and is not otherwise safe and effective, we will be unable to continue our supply arrangement with Phoenix over the long term.  In addition, the design issues with Phoenix have created, and will continue to create, concerns among other current and potential customers.  Any failure to address issues associated with the battery packs we supplied to Phoenix will also harm our ability to attract and retain customers for other applications of our battery technology.

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

As of March 31, 2008, we had approximately $35.6 million in cash, cash equivalents and short-term investments.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue in the immediate future, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

We are dependent on key personnel.

Our continued success will depend to a significant extent on the services of our senior management and key scientists.  We have key man insurance on the life of Dr. Sabacky.  We do not have agreements requiring any of our key personnel to remain with our company.  The loss or unavailability of any or all of these individuals would harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

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

Item 5.   Other Information

On July 18, 2007, we signed a new lease agreement effective as of July 1, 2007 for 30,000 square feet of space in the Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana.  The lease is for an initial term of 5 years with a single one-year renewal term.  On March 1, 2008, we signed an addendum to this lease that increased the space leased by 40,000 square feet and set forth corresponding adjustments in our rent.   A copy of the addendum is filed with this Report as Exhibit 10.1

On January 20, 2008, Douglas Ellsworth, Vice President of Life Sciences, and an officer of the company received a merit increase that increased his annual base salary to $157,500.

As of March 31, 2008, we modified our Form of Stock Option and Form of Restricted Stock Agreements to include change in control provisions pertaining to executive level positions.  Copies of the revised agreements are filed with this Report as Exhibits 10.2 and 10.3, respectively.

On April 10, 2008, we paid a bonus of $25,000 to Terry Copeland, our President, in consideration of the additional duties assumed upon his appointment to President in February 2008.

Item 6.   Exhibits

a)  See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 8, 2008	By: /s/ Terry M. Copeland
Date	Terry M. Copeland, President

May 8, 2008	By: /s/ John Fallini
Date	John Fallini, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497

10.1	Amendment to the Flagship Business Accelerator Tenant Lease dated March 1, 2008 with the Flagship Enterprise Center, Inc.	Filed herewith

10.2	Form of Stock Option Agreement for Level 12 Executive Officer	Filed herewith

10.3	Form of Restricted Stock Agreement for Level 12 Executive Officer	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

* Certain portions of this exhibit have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.