Form 10-Q
period 2008-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2008-08-07
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES ☐   NO ☒

As of August 1, 2008 the registrant had 84,744,322 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$27,772,737	$50,146,117
Accounts receivable, net	774,325	1,317,819
Accounts receivable from related party, net	500,000	-
Notes receivable from related party	-	1,638,510
Prepaid expenses and other current assets	178,004	799,387
Total current assets	29,225,066	53,901,833

Investment in Available for Sale Securities	3,459,791	4,564,814

Property, Plant and Equipment, net	14,999,514	14,548,837

Patents, net	678,026	720,433

Other Assets	622,718	122,718

Total Assets	$48,985,115	$73,858,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,445,751	$7,814,037
Accrued salaries and benefits	1,272,167	2,239,110
Accrued warranty	59,088	2,915,990
Accrued liabilities	449,791	759,644
Note payable, current portion	600,000	600,000
Total current liabilities	3,826,797	14,328,781

Note Payable, Long-Term Portion	600,000	1,200,000

Minority Interest in Subsidiary	1,208,711	1,369,283

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
84,744,322 and 84,068,377 shares issued and
outstanding at June 30, 2008 and December 31, 2007	165,599,679	163,780,176
Additional paid in capital	5,107,095	5,489,604
Accumulated deficit	(125,772,567)	(111,823,809)
Accumulated other comprehensive loss	(1,584,600)	(485,400)

Total Stockholders' Equity	43,349,607	56,960,571

Total Liabilities and Stockholders' Equity	$48,985,115	$73,858,635

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Product sales	$224,607	$1,755,613	$388,537	$1,933,003
Commercial collaborations	992,718	734,784	1,513,531	1,082,072
Contracts and grants	685,334	575,471	1,069,928	1,191,725
Total revenues	1,902,659	3,065,868	2,971,996	4,206,800
Operating Expenses
Cost of sales - product	20,825	2,192,476	79,034	2,402,738
Cost of sales – warranty and inventory reserves	(2,864,837)	-	(2,864,837)	-
Research and development	5,111,524	3,238,869	10,369,558	6,236,197
Sales and marketing	769,342	409,230	1,435,270	789,766
Notes receivable extinguishment	1,721,919	-	1,721,919	-
General and administrative	2,440,363	2,600,818	5,703,115	5,212,032
Depreciation and amortization	639,742	473,991	1,213,351	905,049
Total operating expenses	7,838,878	8,915,384	17,657,410	15,545,782
Loss from Operations	(5,936,219)	(5,849,516)	(14,685,414)	(11,338,982)
Other Income (Expense)
Interest expense	(22,901)	(31,500)	(50,254)	(66,500)
Interest income	248,057	292,670	630,394	636,038
(Loss)/Gain on foreign exchange	(1,429)	83	(4,056)	(285)
Total other income, net	223,727	261,253	576,084	569,253

Loss from continuing operations before
minority interests’ share	(5,712,492)	(5,588,263)	(14,109,330)	(10,769,729)

Less: Minority interests’ share	52,170	157,680	160,572	157,680

Net Loss	$(5,660,322)	$(5,430,583)	$(13,948,758)	$(10,612,049)

Loss per common share - Basic and diluted	$(0.07)	$(0.08)	$(0.17)	$(0.15)

Weighted average shares - Basic and diluted	84,488,315	69,926,260	84,354,147	69,596,969

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid In	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JANUARY 1, 2008	84,068,377	$163,780,176	$5,489,604	$(111,823,809)	$(485,400)	$56,960,571

Comprehensive loss:
Net loss	-	-	-	(13,948,758)	-	(13,948,758)
Other comprehensive loss					(1,099,200)	(1,099,200)
Comprehensive loss						(15,047,958)
Share-based compensation	193,713	1,118,780	(382,509)	-	-	736,271
Exercise of stock options	314,211	497,238	-	-	-	497,238
Exercise of warrants	26,275	26,275	-	-	-	26,275
Recovery of short swing profits		177,210				177,210
Issuance of restricted stock	141,746

BALANCE, JUNE 30, 2008	84,744,322	$165,599,679	$5,107,095	$(125,772,567)	$(1,584,600)	$43,349,607

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,948,758)	$(10,612,049)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,213,351	905,049
Minority interest in operations	(160,572)	(157,680)
Securities received in payment of license fees	-	(13,580)
Share-based compensation	736,271	1,801,335
Loss on disposal of fixed assets	95,965	-
Accrued interest on notes receivable	(83,409)	(21,021)
Changes in operating assets and liabilities:
Accounts receivable, net	543,494	(230,468)
Accounts receivable from related party, net	(500,000)	(20,268)
Notes receivable from related party	1,721,919	(607,852)
Product inventories	-	(851,658)
Prepaid expenses and other current assets	621,383	196,662
Other assets	(500,000)	-
Trade accounts payable	(6,489,489)	599,453
Accrued salaries and benefits	(966,943)	118,877
Accrued warranty	(2,856,902)	13,500
Accrued liabilities	(309,853)	423,654

Net cash used in operating activities	(20,883,543)	(8,456,046)

Cash flows from investing activities:
Sale of available for sale securities	-	14,375,000
Interest on available for sale securities	5,823	(18,075,895)
Purchase of property and equipment	(1,596,383)	(2,412,507)

Net cash used in investing activities	(1,590,560)	(6,113,402)

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from financing activities:
Issuance of common shares for cash	-	3,000,000
Proceeds from exercise of stock options	497,238	94,491
Proceeds from exercise of warrants	26,275	-
Proceeds from recovery of short swing profits	177,210	-
Payment of notes payable	(600,000)	(600,000)
Minority interest		2,000,000

Net cash provided by financing activities	100,723	4,494,491

Net decrease in cash and cash equivalents	(22,373,380)	(10,074,957)

Cash and cash equivalents, beginning of period	50,146,117	12,679,254

Cash and cash equivalents, end of period	$27,772,737	$2,604,297

Supplemental disclosures:
Cash paid for interest	$126,000	$168,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the six months ended June 30, 2008:
- We made property and equipment purchases of $121,203, which are included in trade accounts payable at June 30, 2008.
- We had an unrealized loss on available for sale securities of $319,200.
- We issued 143,079 shares of restricted stock to employees having a fair value of approximately $303,000 for which no cash will be received.

For the six months ended June 30, 2007:
- We made property and equipment purchases of $91,497, which are included in trade accounts payable at June 30, 2007.
- We had an unrealized gain on available for sale securities of $400,800.
- We issued 75,575 shares of restricted stock to employees having a fair value of approximately $237,000 for which no cash will be received.
- We received 1,000,000 shares of common stock valued at $106,518 in connection with the Phoenix January 2007 purchase agreement. The investment was recorded with an offset to deferred revenue.

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

The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000.  At June 30, 2008 and December 31, 2007, we had cash deposits of approximately $127,000 and $8.7 million, respectively, in excess of FDIC insurance limits.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss/(gain) on the investment in available for sale securities. The components of comprehensive loss for the six-month periods ended June 30, 2008 and 2007 are as follows:

	Six months ended
	June 30,
	2008	2007
Net loss	$13,948,758	$10,612,049
Unrealized loss/(gain) on investment in available
for sale securities	1,099,200	(400,800)

Comprehensive loss	$15,047,958	$10,211,249

Long-Lived Assets - We evaluate the carrying value of long-term assets, including intangible assets, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values.  Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

Deferred Income Taxes - We use the asset and liability approach for financial accounting and reporting for income taxes.  Deferred income taxes are provided for temporary differences on the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets.  The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants. Revenue from product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  >From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or deliveries of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

Net Loss Per Common Share - Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, as well as unvested restricted stock.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented or unvested restricted stock were included in the computation of diluted loss per share as they were anti-dilutive.

Recent Accounting Pronouncements -   In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also changes the way the consolidated income statement is presented.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement income, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS No. 160 will be effective for our Company on January 1, 2009. We do not believe the adoption of SFAS No. 160 for our consolidated noncontrolling interest, effective January 1, 2009, will have a material impact on our consolidated financial statements.

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

Investment in Available for Sale Securities

Investment in available for sale securities (long-term) includes auction rate corporate notes and investments in common stock as discussed below.

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have been slow to recover.  As such we evaluated these investments at June 30, 2008 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, prices of similar instruments, and current indicative bid prices.  Based on this analysis we estimate that at June 30, 2008 their fair value was approximately $3,120,000, representing a cumulative unrealized holding loss of approximately $780,000.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at June 30, 2008.

Investment in available for sale securities (long-term) includes 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, the Company currently intends to hold them indefinitely.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the NASDAQ Capital Market.  At June 30, 2008, their fair value was approximately $333,600, representing a cumulative unrealized holding loss of approximately $804,600.  We evaluated this investment to determine if there is an other than temporary impairment at June 30, 2008.  Our evaluation took into consideration published investment analysis, status of drug candidates in development, analysts’ recommendations, insider trading activity, and other factors.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at June 30, 2008.

The following table presents our assets measured at fair value on a recurring basis at June 30, 2008:

	Total at
Description	6/30/2008	Level 1	Level 2

Available-for-sale securities	$3,459,791	$333,600	$3,126,191

Note 4.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets over their useful lives.  The amortized patents’ balances as of June 30, 2008 and December 31, 2007 were:

	June 30, 2008	December 31, 2007
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(839,710)	(797,303)
Total patents and patent applications	$678,026	$720,433

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2008 and 2007, was $42,407 and $42,408, respectively.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 5. Accounts Receivable and Notes Receivable from Related Party

Related Party Accounts Receivable activity consists of the following:

	June 30, 2008	December 31, 2007
Beginning Balance - January	$-	$495,000
Additions	502,073	1,851,894
Less cash collected	-	(2,346,894)
Extinguishment of accounts receivable	(2,073)
Ending Balance	$500,000	$-

The ending accounts receivable balance reflects the final installment of $500,000 that was billed to AES in June 2008 upon substantial completion of the testing of the prototype packs per the July 2007 development agreement.

Related Party Notes Receivable activity consists of the following:

	June 30, 2008	December 31, 2007
Beginning Balance - January	$1,638,510	$330,000
Additions	-	1,219,075
Plus interest earned	83,409	89,435
Extinguishment of notes	(1,721,919)
Ending Balance	$-	1,638,510

Pursuant to a letter agreement effective July 2008 with Phoenix Motorcars, Inc., all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement were cancelled.  Refer to discussion in Note 9. Related Party Transactions.

Note 6.  Accrued Warranty

Accrued warranty consisted of the following:

	June 30, 2008	December 31, 2007

Beginning Balance – January	$2,915,990	$-
Additions	-	2,915,990
Release from obligation	(2,856,902)
Ending Balance	$59,088	$2,915,990

We provided a limited warranty for battery products sold under the January 2007 purchase and supply agreement with Phoenix and the July 2007 AES development agreement.  The balance of $2,915,990 reflects a one-time adjustment of $2,856,902 to record the provision for warranty claims resulting from our decision to replace 47 of the Phoenix battery packs manufactured in 2007 due to a potential module configuration problem that could result in overheating.  The remaining balance of $59,088 reflects the warranty recorded in connection with the AES prototype battery pack purchase in 2007.     Based on an agreement reached between Phoenix and Altair in July 2008 (refer to Note 9. Related Party Transactions), the Phoenix warranty liability was reversed.

Note 7.  Note Payable

The current and long term amounts of the note payable are as follows:

	June 30, 2008	December 31, 2007
Note payable to BHP Minerals
International, Inc.	$1,200,000	$1,800,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$600,000	$1,200,000

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

The total compensation cost charged in connection with these plans was $731,066 and $1,801,335 for the six-months ended June 30, 2008 and June 30, 2007, respectively. During the six-months ended June 30, 2008, 562,306 options vested at a weighted average price of $2.94.  During the six-months ended June 30, 2007, 776,702 options vested at a weighted average price of $2.86, respectively.

Stock Options

The total number of shares authorized to be granted under the 2005 stock plan was increased from 3,000,000 to an aggregate of 9,000,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007.  Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 963,300 are outstanding and unexercised at June 30, 2008. The total number of options relating to the 2005 plan that are outstanding and unexercised at June 30, 2008 is 3,501,542.

Total options granted for the six-month periods ended June 30, 2008 and June 30, 2007 were 1,814,167 and 1,465,382, respectively.  The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and June 30, 2007 was $2.07 and $1.90, respectively.

As of June 30, 2008, there was $1,984,541 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of June 30, 2008.  Cash received from stock option and warrant exercises was $523,513 and $94,491 during the six-months ended June 30, 2008 and June 30, 2007, respectively.

Restricted Stock

During the six-months ended June 30, 2008, the Board of Directors granted 143,079 shares of restricted stock under the plan with a weighted average fair value of $2.11 per share.  During the six-months ended June 30, 2007, the Board of Directors granted 75,575 shares of restricted stock under the plan with a weighted average fair value of $3.13 per share.

As of June 30, 2008 we had $387,666 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 2.3 years.

Note 9.  Related Party Transactions

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix Mortorcars, Inc., succeeded by Phoenix MC, Inc. (“Phoenix”) for lithium Titanate battery pack systems.  Pursuant to two letter agreements with Phoenix effective in July 2008, the 2007 purchase and supply agreement was cancelled. Both parties also agreed that all representations, warranties, covenants and obligations arising under the 2007 agreement were terminated and further that each party holds the other party harmless from any and all claims, liabilities, charges, demands, grievances, and causes of action of any kind or nature. These new agreements resulted in:

1.
Altair agreed to ship 47 Generation 1 prototype batteries back to Phoenix for exclusive use in Phoenix demonstration vehicles. The batteries are provided to Phoenix “as is” without explicit or implied warranties.

2.	A commitment on the part of Phoenix to provide Altair with ten percent of the monetized value of any California Air Resources Board ZEV credits for each vehicle for which it receives them.
3.	The forgiveness of the Phoenix notes payable, associated accrued interest, and remaining accounts receivable balance.

Additionally in January 2007, Phoenix issued 1,000,000 shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract.  Phoenix did not make the minimum battery pack purchases required to retain their exclusivity in 2007.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $106,518 with the offset to deferred revenue, which was recognized on a straight-line basis until our agreement was terminated in July 2008.

In March 2008, Phoenix Motorcars, Inc. completed a merger, wherein the surviving corporation, Phoenix MC, Inc. became a wholly owned subsidiary of All Electric, LLC (“AELLC”).  On March 19, 2008, Phoenix MC, Inc. announced receipt of their next round of funding provided by Al Yousuf, LLC and The AES Corporation.  These changes resulted in conversion of our 1,000,000 common share investment in Phoenix Motorcars, Inc. to ownership of 2,000 units in AELLC and diluted our ownership percentage in Phoenix to 2.1%.  The remaining deferred revenue at June 30, 2008 relating to the unamortized investment was $53,262.  Based on managements’ review of the estimated valuation of Phoenix presented in the February 21, 2008 Merger Agreement and consideration of their subsequent round of funding, management believes that the investment was not impaired at March 31, 2008.  Management is not aware of any significant changes in circumstances that would impact the value of the investment as of June 30, 2008.

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES Energy Storage, LLC (“AES”), a subsidiary of global power leader The AES Corporation.  A member of the executive management team of AES also serves on our board of directors.  Under the terms of the agreement we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  On August 3, 2007, we received an initial $1,000,000 order, of which $500,000 was prepaid, in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product was designed and manufactured at our Indiana facilities, and was completed in December 2007.  The final installment of $500,000 was billed in June 2008 upon substantial completion of the testing of the prototype packs.

On April 20, 2008, we executed an Amended and Restated Agreement to recover Short-Swing Profits with Al Yousuf LLC.  Section 16 of the Securities and Exchange Act of 1934 requires directors, officers and 10% beneficial owners of the Company to disgorge any short-swing profits realized on a non-exempt purchase and sale of the Company’s securities within any six-month period.  Consistent with the terms of the Recovery Agreement, we received wire transfers (less wire transfer fees) in the amount of $177,210.

Note 10.  Business Segment Information

Management views the Company as operating in three business segments:  Power and Energy Group, Performance Materials and Life Sciences.

The Power and Energy Group develops, produces, and sells nano-structured LTO, nano lithium Titanate, battery cells, battery packs, and provides related design and test services.  The Performance Materials segment produces advanced materials for coatings, sensors, alternative energy devices and markets and licenses our titanium dioxide pigment production technology.  The Life Sciences segment produces pharmaceutical products.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the six-month periods ended June 30, 2008 and June 30, 2007 is as follows:

			Depreciation
		Loss/(Income) From	and
Six Months Ended	Net Sales	Operations	Amortization	Assets
June 30, 2008:
Power and Energy Group	$1,681,403	$3,852,263	$549,004	$8,062,980
Performance Materials	598,533	1,818,271	561,326	4,962,671
Life Sciences	692,060	243,020	30,470	2,141,155
Corporate	-	8,771,860	72,551	33,818,309

Consolidated Total	$2,971,996	$14,685,414	$1,213,351	$48,985,115

June 30, 2007:
Power and Energy Group	$2,302,018	$4,024,153	$388,434	$8,571,483
Performance Materials	1,447,199	954,148	437,252	7,870,986
Life Sciences	457,583	(4,927)	14,003	2,329,768
Corporate	-	6,365,608	65,360	21,628,732

Consolidated Total	$4,206,800	$11,338,982	$905,049	$40,400,969

In the table above, corporate expense in the Loss from Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the six months ended June 30, 2008, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2008 and the balance of their accounts receivable at June 30, 2008 were as follows:

		Accounts Receivable and
	Sales - 6 Months Ended	Notes Receivable at
Customer	June 30, 2008	June 30, 2008
Power and Energy Group:
Office of Naval Research	$646,854	$230,274
AES	500,000	500,000

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$568,804	$137,110

For the six months ended June 30, 2007, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2007 and the balance of their accounts receivable at June 30, 2007 were as follows:

		Accounts Receivable and
	Sales - 6 Months Ended	Notes Receivable at
Customer	June 30, 2007	June 30, 2007
Power and Energy Group:
Phoenix Motorcars, Inc.	$1,519,632	$1,474,142
Department of Energy	404,349	60,378

Performance Materials Division:
Western Oil Sands	$623,180	$345,387
Department of Energy	398,796	87,496

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$433,029	$421,706
Department of Energy	23,660	10,727

Sales for the six-month periods ended June 30, 2008 and 2007 by geographic area were as follows:

	Sales -	Sales -
	6 Months Ended	6 Months Ended
Geographic information (a):	June 30, 2008	June 30, 2007

United States	$2,666,924	$3,400,566
Canada	245,556	621,271
Other foreign countries	59,516	184,963
Total	$2,971,996	$4,206,800

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

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2007 and June 30, 2008 and the material changes in our results of operations and financial condition between the three-month and six-month periods ended June 30, 2008 and June 30, 2007.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into three divisions, a Power and Energy Group, a Performance Materials Division and a Life Sciences Division.  Our research, development, production and marketing efforts are currently directed toward three primary market applications that utilize our proprietary technologies:

●	Power and Energy Systems
o	The design, development, and production of our nano-lithium Titanate battery cells, batteries, and battery packs as well as related design and test services.
o	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called nano-lithium Titanate batteries.

●	Performance Materials Division
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

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) provide research to further develop battery electrode materials, nano-sensors, and nano-materials characterization, (2) to participate in a joint venture combining the technologies of the partners in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano-titanium dioxide materials for use in a variety of advanced materials applications, (3) to develop a suite of energy storage solutions for the stationary power market, (4) to develop battery backup power systems for Naval applications and (5) to develop battery power systems for Army artillery units.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; we have licensed all potential pharmaceutical products for animal applications; and we have made product sales consisting principally of alumina, battery cells and battery modules.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb and animal application licensees in obtaining regulatory approval for the drugs, or other products, the successful completion of engineering studies relating to the 100 ton per year plant designed for titanium pigment production, the successful commercialization of our completed large scale stationary power tests in connection with energy storage devices, and the success of our marketing efforts with respect to both product sales and technology licenses.

General Outlook

We have generated net losses in each fiscal year since incorporation.  In fiscal 2007, revenues from product sales, commercial collaborations and contracts and grants began to increase significantly, but operating expenses also increased significantly as we added employees and committed additional funds to our customer contracts, battery initiative, and pigment process technology.  Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano-lithium Titanate battery cells, packs and energy storage devices to be a source of such higher-margin revenues in the long term.  In 2007, we increased spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

●
In July 2007, we entered into a multi-year development and equipment purchase agreement with AES Energy Storage, LLC, a subsidiary of global power leader, The AES Corporation.  Under the terms of the deal, we are working jointly with AES to develop a suite of energy storage solutions specifically for AES.  The first two one-megawatt prototype stationary battery packs were manufactured at our Indiana facility and were completed according to the delivery schedule in December 2007.  These packs have been connected to the electric grid in Indiana and full testing has been completed and validated by an external, independent agency.  The testing showed the battery system successfully met the program’s milestones, which was conducted to demonstrate the applicability of Altair’s large platform technology to frequency regulation, a key service currently provided by power plants to the electric grid.  This demonstration also suggests that the technology could be used for a number of other utility applications.  We expect our development relationship with AES to continue through 2008 and beyond.

●
Spectrum must begin the testing and application processes necessary to receive FDA approval of RenaZorb and related products.  Spectrum has begun the process of information and data collection and presentation required to file an investigational new drug application with the FDA, which is a condition precedent to commencing human testing and the first stage of seeking regulatory approval.  We do not expect the application to be filed until 2009.  In order for RenaZorb to be successful in the foreseeable future, it is important that Spectrum, with our assistance, submit its investigation new drug application by early 2009 and continue with testing.

●
We have formed the AlSher Titania joint venture with The Sherwin-Williams Company to develop and produce titanium dioxide pigment for use in paint and coatings.  We have generated considerable data from our 100 ton per year pilot plant, commissioned in February 2008 and are currently compiling that information for an engineering data package analysis and recommendation on next steps.  Based on review of this package, its impact on financial projections, and input from our partner, we will consider whether to undertake a more detailed engineering cost study aimed at a scale up to a 5000 ton per year demonstration plant.  The success of this joint venture and initial pilot plant trials is integral to continuing development and the ultimate commercialization of AHP technology.

●
In January 2008, we entered into a development agreement with the Office of Naval Research for $2,490,000.  This is is a cost reimbursement agreement whereby we will develop a proof of concept battery system consisting of two 50-80 killowatt hour batteries.  Successful completion of this development work is required to qualify for further military grants with the Office of Naval Research.

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

Recent Business Developments

Power and Energy Group

Pursuant to letter agreements effective July 2008 with Phoenix, the January 2007 purchase and supply agreement was cancelled, and both parties agreed to resolve outstanding issues with respect to the warranty associated with the 47 battery packs and the amounts owed by both parties.  That agreement resulted in our shipping of 47 Generation 1 prototype batteries back to Phoenix for exclusive use in Phoenix demonstration vehicles. The batteries are provided to Phoenix “as is” without explicit or implied warranties. In turn Phoenix committed to provide Altair with ten percent of the monetized value of any California Air Resources Board ZEV credits for each vehicle for which it receives them.

In June 2008, we received an order from BAE Systems for $349,000 to develop 32 batteries in support of the US Army’s artillery upgrade program.  We plan to deliver the batteries in October 2008.  Revenue will be recognized upon acceptance by BAE Systems.

In August 2007, we received an initial $1,000,000 order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two one-megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy) were completed according to the delivery schedule in December 2007.  A testing program was developed and validated by KEMA, Inc., an independent agency and executed by AES personnel and subcontractors.  KEMA’s testing completed during the second quarter of 2008 showed the battery system successfully met the program’s specifications.  The demonstration also suggests that the technology could be used for several other utility applications.  There were no inherent design limitations identified in its application within the designed one-megawatt power handling range. Fast-responding, high-efficiency energy storage systems such as these are anticipated to create a more resilient grid and allow for increased use of variable generating sources such as wind and solar by power providers.  We expect our development relationship with AES to continue through 2008 and beyond.  We also expect to commercialize this prototype as a standard product offering by the end of 2008.

Life Sciences

               In September 2007, we entered into a development services agreement with Elanco Animal Health, a division of Eli Lilly and Company (“Elanco”).  Pursuant to the agreement, over a multi-year period, we will develop a manufacturing process related to a test-stage active pharmaceutical ingredient.  This development work will include making certain regulatory filings, installing related equipment, and providing related services.  Based on a previous agreement, Elanco has the exclusive right to develop and market this pharmaceutical ingredient.  Elanco has agreed to fund substantially all of the development process, at a cost of approximately $2,500,000.  Through the end of the second quarter of 2008, $1,206,940 has been billed under this agreement on a cumulative contract to date basis and approximately $1,293,060 remains to be completed.

Performance Materials

In April 2007, a new company, called AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed and the plant was commissioned in February 2008.  Testing under the piloting program has commenced and results to date have been positive.  Considerable data has been generated and is being compiled for an engineering data package analysis and recommendation on next steps.  Based on review of this package, its impact on financial projections, and input from our partner, we will consider whether to undertake a more detailed engineering cost study by early 2009 relating to the potential scale up to a 5000 ton per year demonstration plant.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  In order to finance our existing operations and development plans, as well as to respond to any new business or acquisition opportunity, we will be required to raise capital in the future.  We do not have any commitments with respect to future financing and may, or may not, be able to obtain such financing on reasonable terms, or at all.  We have a single note payable in the original principal amount of $3,000,000 that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The first three payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006, 2007, and 2008.  The total outstanding note payable balance is $1,200,000.  Future payments of principal and interest are due annually on February 8, 2009 and 2010.

Our cash and short-term investments decreased by $22,373,380, from $50,146,117 at December 31, 2007 to $27,772,737 at June 30, 2008, due primarily to net cash used in operations (approximately $20,900,000) purchases of property and equipment (approximately $1,591,000) and payment of notes payable ($600,000).  This decrease was partially offset by the receipt of proceeds resulting from the exercise of stock options and warrants and recovery of short swing profits (totaling approximately $700,000).

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  We believe we have adequate cash resources, and availability of additional capital if needed, to continue product development until higher-margin revenues and positive cash flow can be generated.

At August 1, 2008, we had 84,744,322 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 1,115,431 common shares and options to purchase up to 4,448,371 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2008:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,200,000	$600,000	$600,000	$-	$-
Interest on notes payable	126,000	84,000	42,000	-	-
Contractual Service Agreements	3,209,099	3,209,099	-	-	-
Facilities and Property Leases	1,211,036	336,032	577,500	297,504	-
Unfulfilled Purchase Orders	2,107,400	2,107,400	-	-	-
Total Contractual Obligations	$7,853,535	$6,336,531	$1,219,500	$297,504	$-

In 2007, we anticipated that a total of approximately $4.8 million would be spent on labor, equipment and building improvements and other implementation expenses related to preparations to manufacture our pharmaceutical products.  Based on updated forecasts in 2008, total anticipated expenditures have been revised to $2.4 million.  Of this amount, approximately $328,000 was spent in the second quarter of 2008 for a cumulative total of $2,002,000 incurred project to date through June 30, 2008.

Beginning in the second quarter of 2008, we have revised our capital acquisition policy to lease capital purchases that meet our business case criteria.  As a result no significant capital expenditures are anticipated through the end of 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2008.

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

●
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

●
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

●
Share-Based Compensation.  We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers.  We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use are appropriate and reasonable.

●
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

●
Long-Lived Assets.  Our long-lived assets consist principally of the nano-materials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At June 30, 2008, the carrying value of these assets was $14,123,615, or 29% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

●
Minority Interest – In April 2007, the Company and Sherwin-Williams entered into an agreement to form AlSher Titania LLC, a Delaware limited liability company.  AlSher Titania is a joint venture combining certain technologies of the Company and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano-titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Altairnano, Inc, Sherwin-Williams and AlSher Titania, Altairnano contributed to AlSher Titania an exclusive license to use Altairnano’s technology (including its hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nano-electrode materials) and certain pilot plant assets with a net book value of $3,110,000.  Altairnano received no consideration for the license granted to AlSher

Titania other than its ownership interest in AlSher Titania.  Sherwin-Williams agreed to contribute to AlSher Titania cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher Titania.  Altairnano contributes any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher Titania joint venture.  For each reporting period, AlSher Titania is consolidated with the Company’s subsidiaries because the Company has a controlling interest in AlSher Titania and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher Titania are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

●
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

●
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that the Company will realize the benefits of these deductible differences as of June 30, 2008.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The net loss for the quarter ended June 30, 2008, which was the second quarter of our 2008 fiscal year, totaled $5,660,322 ($.07 per share) compared to a net loss of $5,430,583 ($.08 per share) in the second quarter of 2007.

Total revenues for the quarter ended June 30, 2008 were $1,902,659 compared to $3,065,868 for the same period of 2007.  The decrease in revenue is due to the a reduction of $1,531,006 in product revenues primarily due to the absence of battery pack sales to the transportation segment in 2008.

Commercial Collaborations revenue increased $257,934, primarily attributable to the $500,000 billed to AES offset by decrease of $207,171 by Western Oil Sands due to their relocation to another facility in May 2008.

Contract and Grant revenues increased $109,863 relating to $533,620 recognized in connection with a new grant received in January 2008 from the Office of Naval Research offset by a decrease in the Department of Energy revenues of $437,703 as the budget dollars available to expend were fully utilized as the grant ended June 30, 2008.

Cost of sales - product decreased by $2,171,651, from $2,192,476 in the second quarter of 2007  to $20,825 in the same quarter of 2008.  This change is driven by an overall decrease in product sales of $1,531,006 as discussed above.

Cost of sales – warranty and inventory reserves decreased by $2,864,837 primarily due to a letter agreement effective July 2008 with Phoenix, whereby the 2007 purchase and supply agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

Research and development, or R&D, expense increased by $1,872,655, from $3,238,869 in the second quarter of 2007 to $5,111,524 in the same quarter of 2008.  Labor costs increased $335,666 due to merit increases in Q1 2008 and an increase in benefit costs.  Expenditures for materials, supplies and other operating costs (exclusive of labor) increased for the following divisions:  Power and Energy Group expenses increased by approximately $1,510,107 ($583,000 of expenses incurred to complete the testing of the AES product in conjunction with the July 2007 development agreement, $454,000 relates to cell purchases for developmental activities, $396,000 in materials relating to 2008 customer purchase orders and development agreements, and approximately $77,000 for repairs and maintenance expense) and $26,882 is an increase in other research and development activities.

Sales and marketing expense increased by $360,112, from $409,230 in the second quarter of 2007 to $769,342 in the same quarter of 2008.  This increase reflects the retention of consultants relating to business development and defining and developing our branding in the United States, as well as in Europe.

Depreciation and amortization increased by $165,751, from $473,991 in second quarter of 2007 to $639,742 in the same quarter of 2008.  The increase in depreciation is a result of the commission of the pigment pilot plant associated with Alsher joint venture in February 2008 and expansion of production capabilities at the Indiana facility.

           Minority interest decreased by $105,510, from $157,680 in second quarter 2007 to $52,170 in the same quarter of 2008.  This decrease reflects Sherwin-Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending June 30, 2008.  Their share of the loss has been reduced due to the completion of a research and development services contract in January 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The net loss for the six months ended June 30, 2008 totaled $13,948,758 ($.17 per share) compared to a net loss of $10,612,049 ($.15 per share) in the same period of 2007.

Total revenues for the six months ended June 30, 2008 were $2,971,996 compared to $4,206,800 for the same period of 2007.  Product revenues decreased $1,544,466 primarily due to the absence of battery pack sales to the transportation segment in 2008.

Revenues from Commercial Collaborations increased $431,458 due to an increase due to final billing to AES of $500,000 for substantial completion of stationary battery pack testing, an increase of $138,000 associated with a new development agreement with Boeing dated January 25, 2008 , an increase of $135,775 for a development services agreement with Elanco that began in June 2007, an increase of $38,790 in other commercial revenues, offset by a decrease of $381,107 by Western Oil Sands due to their relocation to another facility in May 2008.

Revenues from contracts and grants decreased by $121,797 relating to a decrease in the Department of Energy grant and University of Nevada, Las Vegas Research Foundation subcontract of $712,150 and $274,110, respectively that reached their budget limits, offset by increases of $646,854 for a new grant received in January 2008 from the Office of Naval Research and $217,609 in revenues for other grants effective in late 2007 and early 2008.

Cost of sales - product decreased by $2,323,704, from $2,402,738 in the second quarter of  2007 to $79,034 in the same quarter of 2008.  This change is driven by an overall decrease in product sales of  $1,544,466 as discussed above.

Cost of sales – warranty and inventory reserves decreased by $2,864,837 primarily due to a letter agreement effective July 2008 with Phoenix, whereby the purchase and supply agreement was terminated and the parties resolved all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007.

Research and development expenses increased by $4,133,361, from $6,236,197 for the six months ended June 30, 2007 to $10,369,558 in the same period of 2008.  Labor costs increased $1,121,168 due to merit increases in Q1 2008 and an increase in benefit costs.  Research and development expenses increased in the following business units:  $2,964,125 increase Power and Energy Group of (approximately $1,550,000 for purchases of raw material and cells for developmental activities, $705,000 expenses for completion of the testing of the AES product in conjunction with the July 2007 development agreement, $300,714 in materials relating to 2008 customer purchase orders and development agreements, $179,000 in repairs and maintenance expenses, and $229,411 of engineering and other research and development activities); and a $276,540 net increase in Life Sciences primarily due to RenaZorb and animal pharmaceutical candidate research expenses.  These increases were offset by a decrease of $228,472 relating to internal research and development activities.

Sales and marketing expenses increased by $645,504, from $789,766 for the six months ended June 30, 2007 to $1,435,270 in the same period of 2008.  The increase relates to an increase in consulting relating to business development and defining and developing our branding in the United States, as well as in Europe.

Depreciation and amortization increased by $308,302, from $905,049 for the six months ended June 30, 2007 to $1,213,351 in the same time period of 2008.  The increase in depreciation is primarily attributed to the commission of the pigment pilot plant associated with the Alsher joint venture in February 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)           Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)           There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced a loss in every fiscal year since our inception.  Our losses from operations were $11,338,982 in 2007 and $14,685,414 for the six months ended June 30, 2008.  Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses.  We may never become profitable for the long-term, or even for any quarter.

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

We regard our intellectual property, particularly our proprietary rights in our nanomaterials and titanium dioxide pigment technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nanomaterials and titanium dioxide pigment technology and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●	Our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications;
●	The patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
●	Parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;
●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
●
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

As our commercial orders increase, we intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

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

If any of the foregoing risks, or other risks associated with our life science products were to occur, we would not receive substantial, recurring revenue from our life science division, which would adversely affect our overall business, operations and financial condition
.
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

As of June 30, 2008, we had approximately $27.8 million in cash, cash equivalents and short-term investments.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue in the immediate future, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We held an Annual Meeting of Shareholders on May 29, 2008 at which the shareholders considered and voted as follows on the items described below:

1.
The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions	Broker Non-Votes

Michel Bazinet	36,347,870	494,847	-0-

Jon Bengtson	36,580,296	262,421	-0-

George Hartman	36,540,831	301,886	-0-

Robert F. Hemphill, Jr	36,607,321	235,396	-0-

Pierre Lortie	36,347,595	495,122	-0-

Robert G. van Schoonenberg	36,322,845	519,872	-0-

2.
The shareholders considered whether to appoint Perry-Smith, LLP as independent auditors and authorized the Audit Committee of the Board of Directors to fix their remuneration.  There were 35,961,667 votes cast in favor, 61,333 votes withheld, 819,717 votes not valid as the votes were not clearly indicated on the ballot, and no broker non-votes, which vote was sufficient for approval.

Item 5.  Other Information

Item 6.  Exhibits

a)    See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 7, 2008	By: /s/ Terry M. Copeland
Date	Terry M. Copeland, President and CEO

August 7, 2008	By: /s/ John Fallini
Date	John Fallini, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith