Form 10-Q
period 2008-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2008-11-07
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of October 31, 2008 the registrant had 93,143,271 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$23,730,560	$50,146,117
Accounts receivable, net	1,404,567	1,317,819
Stock subscription receivable	10,000,000	-
Notes receivable from related party	-	1,638,510
Product inventories	98,112	-
Prepaid expenses and other current assets	406,860	799,387
Total current assets	35,640,099	53,901,833

Investment in Available for Sale Securities	3,152,294	4,564,814

Property, Plant and Equipment, net	14,731,906	14,548,837

Patents, net	656,822	720,433

Other Assets	622,718	122,718

Total Assets	$54,803,839	$73,858,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,155,972	$7,814,037
Accrued salaries and benefits	1,910,307	2,239,110
Accrued warranty	59,088	2,915,990
Accrued liabilities	542,284	759,644
Note payable, current portion	600,000	600,000
Total current liabilities	4,267,651	14,328,781

Note Payable, Long-Term Portion	600,000	1,200,000

Minority Interest in Subsidiary	1,153,214	1,369,283

Stockholders' Equity
Common stock, no par value, unlimited shares authorized;
93,128,271 and 84,068,377 shares issued and
outstanding at September 30, 2008 and December 31, 2007	170,010,743	163,780,176
Common stock subscribed	10,000,000	-
Additional paid in capital	5,547,564	5,489,604
Accumulated deficit	(134,883,533)	(111,823,809)
Accumulated other comprehensive loss	(1,891,800)	(485,400)

Total Stockholders' Equity	48,782,974	56,960,571

Total Liabilities and Stockholders' Equity	$54,803,839	$73,858,635

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Product sales	$166,325	$1,864,330	$554,862	$3,797,333
Commercial collaborations	128,417	980,478	1,641,948	2,062,550
Contracts and grants	1,506,873	525,326	2,576,801	1,717,051
Total revenues	1,801,615	3,370,134	4,773,611	7,576,934
Operating Expenses
Cost of sales - product	59,340	2,083,729	138,374	4,486,467
Cost of sales – warranty and inventory reserves	-	-	(2,864,837)	-
Research and development	3,320,181	4,423,159	13,689,739	10,659,356
Sales and marketing	660,817	519,464	2,096,087	1,309,230
Notes receivable extinguishment	-	-	1,721,919	-
Settlement and release	3,605,294	-	3,605,294	-
General and administrative	2,755,477	2,385,871	8,458,592	7,597,903
Depreciation and amortization	723,371	506,970	1,936,722	1,412,019
Total operating expenses	11,124,480	9,919,193	28,781,890	25,464,975
Loss from Operations	(9,322,865)	(6,549,059)	(24,008,279)	(17,888,041)
Other (Expense) Income
Interest expense	(22,823)	(33,402)	(73,077)	(99,902)
Interest income	179,834	214,841	810,228	850,879
(Loss)/gain on foreign exchange	(609)	892	(4,665)	607
Total other (expense) income, net	156,402	182,331	732,486	751,584

Loss from continuing operations before
minority interests’ share	(9,166,463)	(6,366,728)	(23,275,793)	(17,136,457)

Less: Minority interests’ share	55,497	236,518	216,069	394,198

Net Loss	$(9,110,966)	$(6,130,210)	$(23,059,724)	$(16,742,259)

Loss per common share - Basic and diluted	$(0.11)	$(0.09)	$(0.27)	$(0.24)

Weighted average shares - Basic and diluted	84,635,878	70,023,935	84,448,743	69,741,148

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid In	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2008	84,068,377	$163,780,176	$5,489,604	$(111,823,809)	$(485,400)	$56,960,571

Comprehensive loss:
Net loss	-	-	-	(23,059,724)	-	(23,059,724)
Other comprehensive loss					(1,406,400)	(1,406,400)
Comprehensive loss						(24,466,124)
Share-based compensation	193,713	1,186,511	57,960	-	-	1,244,471
Exercise of stock options	324,211	509,438	-	-	-	509,438
Exercise of warrants	400,224	752,114	-	-	-	752,114
Recovery of short swing profits		177,210	-	-	-	177,210
Common stock subscribed	5,882,353	10,000,000	-	-	-	10,000,000
Issuance of restricted stock	141,746	-	-	-	-	-
Issuance of common stock	2,117,647	3,605,294	-	-	-	3,605,294

Balance, September 30, 2008	93,128,271	$180,010,743	$5,547,564	$(134,883,533)	$(1,891,800)	$48,782,974

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,059,724)	$(16,742,259)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,936,722	1,412,019
Minority interest in operations	(216,069)	(394,198)
Securities received in payment of license fees	-	(13,580)
Share-based compensation	1,244,471	2,563,528
Loss on disposal of fixed assets	95,967	-
Settlement and release	3,605,294	-
Accrued interest on notes receivable	(83,409)	(46,733)
Changes in operating assets and liabilities:
Accounts receivable, net	(86,748)	(114,553)
Accounts receivable from related party, net	-	133,501
Notes receivable from related party	1,721,919	(1,215,703)
Product inventories	(98,112)	(1,018,718)
Prepaid expenses and other current assets	392,527	(129,608)
Other assets	(500,000)	5,061
Trade accounts payable	(6,679,863)	219,137
Accrued salaries and benefits	(328,803)	981,691
Accrued warranty	(2,856,902)	-
Accrued liabilities	(217,362)	243,803

Net cash used in operating activities	(25,130,092)	(14,116,612)

Cash flows from investing activities:
Sale of available for sale securities	-	33,675,000
Interest on available for sale securities	6,121	(23,041,630)
Purchase of property and equipment	(2,130,348)	(2,959,244)

Net cash (used in) provided by investing activities	(2,124,227)	7,674,126

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from financing activities:
Issuance of common shares for cash	-	3,000,000
Proceeds from exercise of stock options	509,438	118,824
Proceeds from exercise of warrants	752,114	91,800
Proceeds from recovery of short swing profits	177,210	-
Payment of notes payable	(600,000)	(600,000)
Minority interest	-	2,000,000

Net cash provided by financing activities	838,762	4,610,624

Net decrease in cash and cash equivalents	(26,415,557)	(1,831,862)

Cash and cash equivalents, beginning of period	50,146,117	12,679,254

Cash and cash equivalents, end of period	$23,730,560	$10,847,392

Supplemental disclosures:
Cash paid for interest	$126,000	$168,000

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the nine months ended September 30, 2008:
- We made property and equipment purchases of $21,798 which are included in trade accounts payable at September 30, 2008.
- We had an unrealized loss on available for sale securities of $1,406,400.
- We issued 143,079 shares of restricted stock to employees and directors having a fair value of approximately $302,597 for which no cash will be received.
- We issued 2,117,647 shares of stock as a settlement and release of all known claims to Al Yousuf, LLC having a fair value of $3,605,294 for which no cash will be received.
- We received a subscription for 5,882,353 shares of common stock in exchange for $10,000,000 which was received after the end of the current reporting period.

For the nine months ended September 30, 2007:
- We made property and equipment purchases of $313,716, which are included in trade accounts payable at September 30, 2007.
- We had an unrealized loss on available for sale securities of $307,200.
- We issued 75,575 shares of restricted stock to employees having a fair value of approximately $237,000 for which no cash will be received.
- We received 1,000,000 shares of common stock valued at $106,518 in connection with the Phoenix Motorcars, Inc. January 2007 purchase agreement.  The investment was recorded as an offset to deferred revenue.

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

The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000.  At September 30, 2008 there were no cash deposits in excess of FDIC insurance, and at December 31, 2007, there were $8.7 million in cash deposits in excess of FDIC insurance.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities. The components of comprehensive loss for the nine-month periods ended September 30, 2008 and 2007 are as follows:

	Nine months ended
	September 30,
	2008	2007
Net loss	$23,059,724	$16,742,259
Unrealized loss on investment in available
for sale securities	1,406,400	307,200

Comprehensive loss	$24,466,124	$17,049,459

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

Minority Interest – In April 2007, The Sherwin-Williams Company (“Sherwin”) entered into an agreement with us to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of ours and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin, AlSher, and us, we contributed to AlSher an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3,110,000.  We received no consideration for the license granted to AlSher other than our ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  We contribute any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher joint venture.  For each reporting period, AlSher is consolidated with our subsidiaries because we have a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

Note 3.   Fair Value Measurements

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

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

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have been slow to recover.  As such we evaluated these investments at September 30, 2008 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, prices of similar instruments, and current indicative bid prices.  Based on this analysis, we estimate that at September 30, 2008 their fair value was $2,813,894, representing a cumulative unrealized holding loss of approximately $1,092,000.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at September 30, 2008.

Investment in available for sale securities (long-term) includes 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, we currently intend to hold them indefinitely.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1,138,200 as measured by their closing price on the NASDAQ Capital Market.  At September 30, 2008, their fair value was approximately $338,400, representing a cumulative unrealized holding loss of $799,800.  We evaluated this investment to determine if there is an other than temporary impairment at September 30, 2008.  Our evaluation took into consideration published investment analysis, status of drug candidates in development, analysts’ recommendations, insider trading activity, and other factors.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider the remaining investment to be other than temporarily impaired at September 30, 2008.

The following table presents our assets measured at fair value on a recurring basis at September 30, 2008:

	Total at
Description	September 30, 2008	Level 1	Level 2

Available-for-sale securities	$3,152,294	$338,400	$2,813,894

Note 4.    Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets over their useful lives.  The amortized patents’ balances as of September 30, 2008 and December 31, 2007 were:

	September 30, 2008	December 31, 2007
Patents and patent applications	$1,517,736	$1,517,736
Less accumulated amortization	(860,914)	(797,303)
Total patents and patent applications	$656,822	$720,433

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the nine months ended September 30, 2008 and September 30, 2007, was $63,611 in each period.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 5.   Acounts Receivable and Notes Receivable from Related Party

Related Party Accounts Receivable activity consists of the following:

	September 30, 2008	December 31, 2007
Beginning Balance - January	$-	$495,000
Additions	500,000	1,851,894
Less cash collected	500,000	(2,346,894)
Ending Balance	$-	$-

Additions consisted of the final installment of $500,000 that was billed to AES in June 2008 upon substantial completion of the testing of the prototype packs per the July 2007 development agreement.  Payment was received in July 2008. Refer to discussion in Note 9. Related Party Transactions.

Related Party Notes Receivable activity consists of the following:

	September 30, 2008	December 31, 2007
Beginning Balance - January	$1,638,510	$330,000
Additions	-	1,219,075
Plus interest earned	83,409	89,435
Extinguishment of notes	(1,721,919)	-
Ending Balance	$-	$1,638,510

Pursuant to a letter agreement effective July 2008 with Phoenix Motorcars, Inc., all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement were cancelled.  Refer to discussion in Note 9. Related Party Transactions.

Note 6.   Accrued Warranty

Accrued warranty consisted of the following:

	September 30, 2008	December 31, 2007
Beginning Balance - January	$2,915,990	$-
Additions	-	2,915,990
Release from obligation	(2,856,902)	-
Ending Balance	$59,088	$2,915,990

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

Note 7.   Note Payable

The current and long term amounts of the note payable are as follows:

	September 30, 2008	December 31, 2007
Note payable to BHP Minerals
International, Inc.	$1,200,000	$1,800,000
Less current portion	(600,000)	(600,000)
Long-term portion of notes payable	$600,000	$1,200,000

The note payable to BHP Minerals International, Inc., in the face amount of $3,000,000, was entered into on August 8, 2002 and is secured by the property we acquired. Interest on the note payable of 7% is due and payable on an annual basis with each principal installment.  The first three payments of $600,000 of principal plus accrued interest of $105,000, $168,000, and $126,000 were due and paid on February 8, 2006, 2007 and 2008 respectively. The final two payments of $600,000 plus accrued interest are due annually on February 8, 2009 and 2010.

Note 8.   Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.

The total compensation cost charged in connection with the stock incentive plan was $1,239,266 and $2,563,527 for the nine-months ended September 30, 2008 and 2007, respectively. During the nine-months ended September 30, 2008, 624,640 options vested at a weighted average price of $2.95.  During the nine-months ended September 30, 2007, 875,660 options vested at a weighted average price of $2.88. Cash received from stock option and warrant exercises was $1,261,552 and $210,624 during the nine-months ended September 30, 2008 and 2007, respectively.

Stock Options

The total number of shares authorized to be granted under the 2005 stock plan was increased from 3,000,000 to an aggregate of 9,000,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007.  Prior stock option plans, which are now terminated, authorized a total of 6,600,000 shares, of which options for 5,745,500 were granted and options for 625,400 are outstanding and unexercised at September 30, 2008. The total number of options relating to the 2005 plan that are outstanding and unexercised at September 30, 2008 is 3,373,768.

Total options granted for the nine-month periods ended September 30, 2008 and 2007 were 1,937,667 and 1,687,382, respectively.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007 was $2.01 and $1.93, respectively.

As of September 30, 2008, there was $1,557,125 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of September 30, 2008.

Restricted Stock

During the nine-months ended September 30, 2008, the Board of Directors granted 143,079 shares of restricted stock under the plan with a weighted average fair value of $2.11 per share.  During the nine-months ended September 30, 2007, the Board of Directors granted 75,575 shares of restricted stock under the plan with a weighted average fair value of $3.13 per share.

As of September 30, 2008 we had $373,266 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.7 years.

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

2.	A commitment on the part of Phoenix to provide Altair with ten percent of the monetized value of any California Air Resources Board ZEV credits for each vehicle for which it receives them.
3.	The forgiveness of the Phoenix notes payable, associated accrued interest, and remaining accounts receivable balance.
4.	The reversal of the warranty accrual associated with the 47 recalled batteries.

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

In March 2008, Phoenix Motorcars, Inc. completed a merger, wherein the surviving corporation, Phoenix MC, Inc. became a wholly owned subsidiary of All Electric, LLC (“AELLC”).  On March 19, 2008, Phoenix MC, Inc. announced receipt of their next round of funding provided by Al Yousuf, LLC and The AES Corporation.  These changes resulted in conversion of our 1,000,000 common share investment in Phoenix Motorcars, Inc. to ownership of 2,000 units in AELLC and diluted our ownership percentage in Phoenix to 2.1%.  At September 30, 2008, there was no deferred revenue relating to the unamortized investment.  Based on managements’ review of the estimated valuation of Phoenix presented in the February 21, 2008 Merger Agreement and consideration of their subsequent round of funding, management believes that the investment was not impaired at March 31, 2008.  Management is not aware of any significant changes in circumstances that would impact the value of the investment as of September 30, 2008.

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES Energy Storage, LLC (“AES”), a subsidiary of global power leader The AES Corporation.  A member of the executive management team of AES also serves on our board of directors.  Under the terms of the agreement we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  On August 3, 2007, we received an initial $1,000,000 order, of which $500,000 was prepaid, in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product was designed and manufactured at our Indiana facilities, and was completed in December 2007.  The final installment of $500,000 was billed in June 2008 upon substantial completion of the testing of the prototype packs, of which payment was received in July 2008.

On April 20, 2008, we executed an Amended and Restated Agreement to recover Short-Swing Profits with Al Yousuf LLC.  Section 16 of the Securities and Exchange Act of 1934 requires directors, officers and 10% beneficial owners of ours to disgorge any short-swing profits realized on a non-exempt purchase and sale of our securities within any six-month period.  Consistent with the terms of the Recovery Agreement, we received wire transfers (less wire transfer fees) in the amount of $177,210.

On October 6, 2008, we entered into a Stock Purchase and Settlement Agreement dated as of September 30, 2008 with Al Yousuf, LLC, a United Arab Emirates limited liability company (the "Investor"). Pursuant to the agreement, we agreed to issue an aggregate of 8,000,000 common shares to the Investor. Of such Shares, 5,882,353 shares were acquired on October 14, 2008 by the Investor at a purchase price of $1.70 per share, for an aggregate purchase price of $10,000,000. The remaining 2,117,647 shares were issued upon execution of the agreement in exchange for a release by the Investor of all potential claims arising from design concerns related to battery packs delivered to Phoenix Motorcars, Inc. in 2007, our related offer of a warranty replacement and inventory write-off, and any other known claims existing as of the date of the Agreement. Under the Purchase Agreement dated November 29, 2007 between us and the Investor, pursuant to which the Investor purchased $40 million in common shares, we made certain representations and warranties related to our inventory, warranty reserve and similar matters that were affected by the write-off of battery inventories and warranty offer announced in March 2008 (refer to Note 10).

Note 10.  Other Transactions

In connection with the Stock Purchase and Settlement Agreement with Al Yousuf, LLC 2,117,647 shares of common stock were issued at a fair value of $1.70 that were agreed upon as part of arms length negotiations, and were recorded as settlement expense in Operating Expense for the nine months ended September 30, 2008.  Additionally, a stock subscription for the $10,000,000 was recorded as of September 30, 2008 (refer to Note 12).

On October 14, 2008, we expanded our Board of Directors to an aggregate of eight directors and appointed Iqbal Al Yousuf to fill the vacancy.  Mr. Al Yousuf was also appointed to the Board’s Compensation Nominating and Governance Committee.

Note 11.  Business Segment Information

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the nine-month periods ended September 30, 2008 and September 30, 2007 is as follows:

		Loss/(Income)	Depreciation
		From	and
Nine Months Ended	Net Sales	Operations	Amortization	Assets
September 30, 2008:
Power and Energy Group	$3,366,102	$4,915,217	$882,719	$8,389,489
Performance Materials	653,317	2,579,075	878,999	4,636,415
Life Sciences	754,192	407,860	66,407	1,680,658
Corporate	-	16,106,127	108,597	40,097,277

Consolidated Total	$4,773,611	$24,008,279	$1,936,722	$54,803,839

September 30, 2007:
Power and Energy Group	$4,754,769	$6,475,302	$605,841	$9,567,691
Performance Materials	1,962,077	1,927,529	684,824	5,806,332
Life Sciences	860,088	(147,129)	22,202	1,501,868
Corporate	-	9,632,339	99,152	17,840,041

Consolidated Total	$7,576,934	$17,888,041	$1,412,019	$34,715,932

In the table above, corporate expense in the Loss/(Income) from Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the nine months ended September 30, 2008, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2008 and the balance of their accounts receivable at September 30, 2008 were as follows:

	Sales	Accounts Receivable and
	Nine Months Ended	Notes Receivable at
Customer	September 30, 2008	September 30, 2008
Power and Energy Group:
Office of Naval Research	$2,142,529	$1,143,354
AES	500,000	-

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$622,804	$-

For the nine months ended September 30, 2007, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2007 and the balance of their accounts receivable at September 30, 2007 were as follows:

	Sales	Accounts Receivable and
	Nine Months Ended	Notes Receivable at
Customer	September 30, 2007	September 30, 2007
Power and Energy Group:
Phoenix Motorcars, Inc.	$3,067,121	$1,953,936
Department of Energy	595,264	167,400

Performance Materials Division:
Western Oil Sands	$897,829	$100,858
Department of Energy	472,268	15,958

Life Sciences Division:
Elanco Animal Health/Eli Lilly	$727,629	$294,600
Department of Energy	127,565	23,025

Sales for the nine-month periods ended September 30, 2008 and 2007 by geographic area were as follows:

	Sales	Sales
	Nine Months Ended	Nine Months Ended
Geographic information (a):	September 30, 2008	September 30, 2007
United States	$4,375,113	$6,253,966
Canada	248,676	904,774
Other foreign countries	149,822	418,194
Total	$4,773,611	$7,576,934

(a) Revenues are attributed to countries based on location of customer.

Note 12. Subsequent Events

In October 2008, Al Yousuf, LLC, a United Arab Emirates limited liability company, privately purchased 5,882,353 shares or the Company’s common stock at a price of $1.70 per share as agreed upon as part of arms length negotiations, for an aggregate purchase price of $10,000,000.   The $10,000,000 cash was received on October 14, 2008 and the 5,882,353 shares were subsequently issued.

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

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2007 and September 30, 2008 and the material changes in our results of operations and financial condition between the three-month and nine-month periods ended September 30, 2008 and September 30, 2007.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Power and Energy Group
•	The design, development, and production of our nano-lithium Titanate battery cells, batteries, and battery packs as well as related design and test services.
•	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called nano-lithium Titanate batteries.

Performance Materials Division
•
Through AlSher Titania, the development and production of high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.

•
The testing, development,  marketing and/or licensing of nano-structured ceramic powders for use in various applications, such as advanced performance coatings, air and water purification systems, and nano-sensor applications.

Life Sciences Division
•
The co-development of RenaZorb, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in human patients undergoing kidney dialysis.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) provide research to further develop battery electrode materials, nano-sensors, and nano-materials characterization, (2) to participate in a joint venture combining the technologies of the partners in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano-titanium dioxide materials for use in a variety of advanced materials applications, (3) to develop a suite of energy storage solutions for the stationary power market, (4) to develop battery backup power systems for military applications and (5) to develop battery power systems for Army artillery units.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans; and we have made product sales consisting principally of alumina, battery cells and battery modules.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb licensees in obtaining regulatory approval for the drugs, or other products, the successful commercialization of our completed large scale stationary power tests in connection with energy storage devices, and the success of our marketing efforts with respect to both product sales and technology licenses.

On September 30, 2008, we entered into a Stock Purchase and Settlement Agreement that was signed October 6, 2008 with Al Yousuf, LLC, a United Arab Emirates limited liability company (the "Investor"). Pursuant to the agreement, we agreed to issue an aggregate of 8,000,000 common shares to the Investor. Of such Shares, 5,882,353 shares were acquired by the Investor at a purchase price of $1.70 per share that were agreed upon as part of arms length negotiations, for an aggregate purchase price of $10,000,000. The remaining 2,117,647 shares were issued upon execution of the Agreement in exchange for a release by the Investor of all potential claims arising from design concerns related to battery packs delivered to Phoenix Motorcars, Inc. in 2007, our related offer of a warranty replacement and inventory write-off, and any other known claims existing as of the date of the agreement. Under the Purchase Agreement dated November 29, 2007 between us and the Investor, pursuant to which the Investor purchased $40 million in common shares, we made certain representations and warranties related to our inventory, warranty reserve and similar matters that were affected by the write-off of battery inventories and warranty offer announced in March 2008.

The current financial markets and general economic environment are substantially weaker at present than they were during 2007.  New credit availability is severely constrained and those companies producing products for individual consumer use have seen their sales negatively impacted.  Altair’s products are targeted primarily at the military and large power producers that have not been negatively impacted to the same degree as these consumer oriented companies.  Consequently, we have not seen a slackening of interest from the prospective and existing customers with whom we are working.  Further, we do not see a need in the near term to tap into the credit markets and have sufficient cash for operations into 2010.

General Outlook

We have generated net losses in each fiscal year since incorporation.  In fiscal 2007, revenues from product sales, commercial collaborations and contracts and grants began to increase significantly, but operating expenses also increased significantly as we added employees and committed additional funds to our customer contracts, battery initiative, and pigment process technology.  Our gross profit margins on customer contracts for research and development work are very low, and in order that we may be profitable in the long run, our business plan focuses on the development of products and technologies that we expect will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano-lithium Titanate battery cells, packs and energy storage devices to be our major source of such higher-margin revenues in the long term.  In 2007, we increased spending for the battery initiative, manufacturing of the potential drug candidates, and pigment process development.  During 2008, we have narrowed our focus to concentrate on our battery initiatives which we believe represent greater near term revenue opportunity.  We are maintaining presence in both Life Science and Performance Material programs aligning resources on those with relatively near-term prospects for generating a positive contribution to our earnings.

As we attempt to significantly expand our revenues from licensing, manufacturing, sales and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
In July 2007, we entered into a multi-year development and equipment purchase agreement with AES Energy Storage, LLC, a subsidiary of global power leader, The AES Corporation.  Under the terms of the deal, we are working jointly with AES to develop a suite of energy storage solutions specifically for AES.  The first two one-megawatt prototype stationary battery packs were manufactured at our Indiana facility and were completed according to the delivery schedule in December 2007.  These packs have been connected to the electric grid in Indiana and full testing has been completed and validated by an external, independent agency.  The testing was conducted to demonstrate the applicability of our large platform technology to frequency regulation, a key service currently provided by power plants to the electric grid.  Results showed the battery system successfully met the program’s milestones, and the independent agency suggests that the technology could be used for a number of other utility applications.  We expect our development relationship with AES to continue through 2008 and beyond.  In July 2007, AES made an investment in our company and is therefore a related party.

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

•
The AlSher Titania joint venture was formed to develop and produce titanium dioxide pigment for use in paint and coatings.  We confirmed our assumptions about the process’ capabilities and have generated considerable operating data from our 100 ton per year pilot plant, commissioned in February 2008.  We have compiled the necessary information for an engineering data package analysis and recommendation on next steps.  Proper scale up will require a substantial capital investment to build a plant with at least an order of magnitude greater capacity than the existing pilot plant.  AlSher will require, and is currently seeking, a partner or partners to participate in the next phase.  While several companies with considerable raw material resources have expressed interest in our process, none have made commitments to date.  Without such a commitment, it will be difficult for AlSher to independently fund the next scale up investment.

•
 In January 2008, we entered into a development agreement with the Office of Naval Research for $2,490,000.  This is a cost reimbursement agreement whereby we will develop a proof of concept battery system consisting of two 50-80 kilowatt-hour batteries.  Testing results through September 30, 2008 have been very positive with successful completion expected in November 2008.  This development work is required to qualify for further military grants with the Office of Naval Research.  Although we have not entered into the ONR phase II contract yet, the U.S. congress has appropriated funding in the budget for this effort.

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

Recent Business Developments

Power and Energy Group

In September 2008, we accepted a purchase order from DesignLine International USA (DLI) for the delivery of four complete battery module sets.  These hybrid electric vehicle (HEV) battery packs will be used in demonstration buses for three city transit customers, and one for a modular testing program.   The DLI HEV bus operates in an electric-only mode for as much as 30 percent of its range and provides a 100 percent improvement in fuel economy over a diesel bus, with fuel savings of up to 6,000 gallons per year.  We anticipate an initial ramp-up in orders in the HEV transit market with the completion of a successful demonstration program with DLI.  Any subsequent orders from DLI are expected to be for cells only, with DLI taking full responsibility for module and pack assembly.

In June 2008, we received an order from BAE Systems for $349,000 to develop 32 batteries in support of the US Army’s artillery upgrade program.  We plan to deliver the batteries in Q4 2008.  Revenue will be recognized upon acceptance by BAE Systems.

In August 2007, we received an initial $1,000,000 order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two one-megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy) were completed according to the delivery schedule in December 2007.  A testing program was developed and validated by KEMA, Inc., an independent agency and executed by AES personnel and subcontractors.  KEMA’s testing completed during the second quarter of 2008 showed the battery system successfully met the program’s specifications.  The demonstration also suggests that the technology could be used for several other utility applications.  There were no inherent design limitations identified in its application within the designed one-megawatt power handling range. Fast-responding, high-efficiency energy storage systems such as these are anticipated to create a more resilient grid and allow for increased use of variable generating sources such as wind and solar by power providers.  We expect our development relationship with AES to continue through 2008 and beyond.  Also as a result of the impartial successful test results reported by KEMA, we have made inroads into other potential customer opportunities that we expect to develop over the next 12 months.

We are in advanced negotiations with BAE Systems Marine Limited and the UK Ministry of Defense (MoD) to develop a battery system for use in the British submarine fleet.  We plan to perform the necessary design and testing work by end of Q1 2009.  It is anticipated that the successful completion of this initial work will lead to subsequent production orders from the MoD.

In January 2007, we entered into a multi-year purchase and supply agreement with Phoenix for nano lithium Titanate battery packs to be used in electric vehicles produced by Phoenix.  Due to a slow down in the production relating primarily to delays in Phoenix obtaining funding, projected orders for 2007 were not achieved.  In 2008, after becoming aware of a potential module configuration problem in the first-generation Phoenix battery packs manufactured in 2007, we agreed to replace 47 of the existing packs sold to Phoenix by means of a credit against re-designed second-generation battery packs and related engineering services.  While modeling and design of the modules for the second-generation battery packs is essentially complete, final testing and pre-production activities were delayed pending ongoing negotiations with Phoenix regarding a new supply agreement.  In July 2008, we signed two agreements with Phoenix.  The first agreement called for us to ship the original 47 battery packs purchased by Phoenix in 2007 back to Phoenix for use exclusively in demonstration vehicles with the addition of a new safety system by Phoenix in each of those vehicles.  The second agreement formally terminated the 2007 supply agreement and mutually released each party from any claims under that agreement.  Based on the principles of this later agreement, Altair reversed the $2.8 million warranty liability associated with the battery recall and wrote off a $1.7 million note payable due to Altair from Phoenix.

Life Sciences

In August 2008, we and Elanco Animal Health, a division of Eli Lilly and Company ("Elanco"), terminated the Development Services Agreement entered into by them in September 2007 and related license agreements.  Since all rights granted to Elanco under the original agreements reverted to us with the termination of those agreements, we have since explored licensing this technology and product to other interested parties with no success.  As a result we have ceased all efforts in this area and eliminated the costs associated with the Elanco development program.  We are continuing to work with Spectrum, however, under the terms of our agreement with them.

Performance Materials

In April 2007, a new company, called AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed, and the plant was commissioned in February 2008.  Testing under the piloting program commenced, and although results to date have been positive, we have curtailed full operations at this time.  Considerable data has been generated and is being compiled for an engineering data package analysis and recommendation on next steps.  Based on review of this package, its impact on financial projections, and input from our partner, we will consider whether to undertake a more detailed engineering cost study by early 2009 relating to the potential scale up to a significantly larger demonstration plant.  AlSher is actively seeking a partner or partners to participate in the next phase.  Several companies with raw materials resources have indicated interest in the technology, but none has been willing to make any commitment up to now.  Without additional capital it is unlikely that AlSher will be able to independently fund this effort.

We were recently awarded a $1.8 million grant by the Department of Defense to pursue development of a nano-sensor project with Western Michigan University.  This project and similar activities will continue into the foreseeable future as long as they are able to make a positive contribution to our financial position, but they are not the focus area of the Company.

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

Our cash and short-term investments decreased by $26,415,557, from $50,146,117 at December 31, 2007 to $23,730,560 at September 30, 2008, due primarily to net cash used in operations (approximately $25,130,000) purchases of property and equipment (approximately $2,130,000), and payment of notes payable ($600,000).  This decrease was partially offset by the receipt of proceeds resulting from the exercise of stock options and warrants and recovery of short swing profits (totaling approximately $1,439,000).  As of September 30, 2008, we entered into a purchase and settlement agreement with Al Yousuf LLC.  One of the provisions of that agreement was the issuance of 2,117,647 shares of common stock to Al Yousuf LLC in exchange for a release of potential breach of contract and other claims related to their 2007 investment.  As part of the agreement Al Yousuf LLC also committed to an additional $10 million investment in the Company.  This investment was received on October 14, 2008.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  At this time our sales volume is low and we are averaging a monthly cash outlay of $2,000,000.  We anticipate beginning to close significant contracts and ramping up production by mid 2009.  These events are expected to move us closer to cash flow breakeven, expanding our options for external financing to sustain our growth.

At October 31, 2008, we had 93,143,271 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 741,482 common shares and options to purchase up to 3,953,584 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2008:

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$1,200,000	$600,000	$600,000	$-	$-
Interest on notes payable	126,000	84,000	42,000	-	-
Contractual Service Agreements	1,299,818	1,299,818	-	-	-
Facilities and Property Leases	1,145,411	340,406	581,877	223,128	-
Unfulfilled Purchase Orders	1,566,845	1,566,845	-	-	-
Total Contractual Obligations	$5,338,074	$3,891,069	$1,223,877	$223,128	$-

In 2007, we anticipated that a total of approximately $4.8 million would be spent on labor, equipment and building improvements and other implementation expenses related to preparations to manufacture our pharmaceutical products.  As of September 30, 2008, approximately $47,000 was spent in the third quarter of 2008 for a cumulative total of $2,046,000 incurred project to date through September 30, 2008.  As a result of the contract termination with Elanco in August 2008 as discussed in the General Outlook, all expenditures associated with this product have been substantially curtailed.

Beginning in the second quarter of 2008, we have revised our capital acquisition policy to lease capital purchases that meet our business case criteria.  As a result a reduction in capital expenditures is anticipated through the end of 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2008.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to inventory, long-lived assets, share-based compensation, revenue recognition, accrued warranty, overhead allocation, minority interest, allowance for doubtful accounts and deferred income taxes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

•
Product Inventories.  We value our inventories at the lower of cost (first-in, first-out method)  or market.  We employ a full absorption procedure using standard cost techniques, which approximates actual cost.  The standards are customarily reviewed and adjusted annually.

•
Long-Lived Assets.  Our long-lived assets consist principally of the nano-materials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At September 30, 2008, the carrying value of these assets was $13,897,623, or 25% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets, and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

•
Minority Interest – In April 2007, we entered into an agreement with Sherwin-Williams to form AlSher Titania LLC, a Delaware limited liability company.  AlSher Titania is a joint venture combining certain technologies of ours and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano-titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin-Williams, AlSher Titania and us, we contributed to AlSher Titania an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nano-electrode materials) and certain pilot plant assets with a net book value of $3,110,000.  We received no consideration for the license granted to AlSher Titania other than our ownership interest in AlSher Titania.  Sherwin-Williams agreed to contribute to AlSher Titania cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher Titania.  We contribute any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher Titania joint venture.  For each reporting period, AlSher Titania is consolidated with our subsidiaries because we have a controlling interest in AlSher Titania and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The minority shareholder’s interest in the net assets and net income or loss of AlSher Titania are reported as minority interest in subsidiary on the condensed consolidated balance sheet and as minority interest share in the condensed consolidated statement of operations, respectively.

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

•
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes there is insufficient basis for projecting that we will realize the benefits of these deductible differences as of September 30, 2008.  Management has, therefore, established a full valuation allowance against our net deferred income tax assets as of September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The net loss for the quarter ended September 30, 2008, which was the third quarter of our 2008 fiscal year, totaled $9,110,966 ($0.11 per share) compared to a net loss of $6,130,210 ($0.09 per share) in the third quarter of 2007.

Total revenues for the quarter ended September 30, 2008 were $1,801,615 compared to $3,370,134 for the same period of 2007.  The decrease in revenue is due to a reduction of $1,698,005 in product revenues primarily due to the absence of battery pack sales to the transportation segment in 2008.

Commercial Collaborations revenue decreased $852,061, from $980,478 in the third quarter of 2007 to $128,417 in the same quarter of 2008.  This is due to a decrease of $308,409 resulting from the conclusion of the July 2007 development agreement with AES, a decrease of $300,207 by Western Oil Sands due to their relocation to another facility in May 2008 and the termination of the contract with Elanco Animal Health in July 2008 resulting in a decrease of $244,600.

Contract and Grant revenues increased $981,547 relating to $1,495,675 recognized in connection with a new grant received in January 2008 from the Office of Naval Research.  This increase is offset by decreased revenues from several other grants as the grants concluded during the second and third quarters of 2008.

Cost of sales - product decreased by $2,024,389, from $2,083,729 in the third quarter of 2007 to $59,340 in the same quarter of 2008.  This change is driven by an overall decrease in product sales as discussed above.

Research and development, expense decreased by $1,102,978, from $4,423,159 in the third quarter of 2007 to $3,320,181 in the same quarter of 2008.  Costs decreased in the following business units: 1) $405,454 in Performance Materials due to reduced material purchases of $271,260 associated with the pigment pilot plant and $106,677 due to the relocation of Western Oil Sands to another facility in May 2008; 2) $352,766 in Power and Energy Group primarily as a result of the completion of the Phoenix development project in Q1 2008; and 3) Life Science costs reduced by $94,325 as the grants that concluded in Q1 2008.  Research and development costs associated with non-billable internal projects decreased $327,813.

Sales and marketing expense increased by $141,353, from $519,464 in the third quarter of 2007 to $660,817 in the same quarter of 2008.  This increase reflects the retention of consultants primarily relating to business development and product marketing.

General and administrative expenses increased by $369,606, from $2,385,871 in the third quarter of 2007 to $2,755,477 in the same quarter of 2008.  This increase is primarily related to the separation provision for our former Vice President and Chief Patent Counsel that occurred in September 2008.

Depreciation and amortization increased by $216,401, from $506,970 in third quarter of 2007 to $723,371 in the same quarter of 2008.  The increase in depreciation is a result of the commission of the pigment pilot plant associated with AlSher joint venture in February 2008 and expansion of production capabilities at the Indiana facility.

Minority interest decreased by $181,021, from $236,518 in the third quarter 2007 to $55,497 in the same quarter of 2008.  This decrease reflects Sherwin-Williams minority interest share of the AlSher Titania joint venture’s loss for the quarter ending September 30, 2008.  Their share of the loss has been reduced due to the completion of a research and development services contract in January 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The net loss for the nine months ended September 30, 2008 totaled $23,059,724 ($0.27 per share) compared to a net loss of $16,742,259 ($0.24 per share) in the same period of 2007.

Total revenues for the nine months ended September 30, 2008 were $4,773,611 compared to $7,576,934 for the same period of 2007.  Product revenues decreased $3,242,471 primarily due to the absence of battery pack sales to the transportation segment in 2008.

Revenues from Commercial Collaborations decreased $420,602 due primarily to the relocation of Western Oil Sands to another facility in May 2008.

Revenues from contracts and grants increased by $859,750 relating to $2,142,529 recognized in connection with a new grant received in January 2008 from the Office of Naval Research.  This increase is offset by decreased revenues from several other grants as the grants concluded during the second and third quarters of 2008.

Cost of sales - product decreased by $4,348,093, from $4,486,467 in the third quarter of 2007 to $138,374 in the same quarter of 2008.  This change is driven by an overall decrease in product sales of $3,242,471 as discussed above.

Cost of sales – warranty and inventory reserves decreased by $2,864,837 primarily due to a letter agreement effective July 2008 with Phoenix, whereby the 2007 purchase and supply agreement was terminated and the parties resolved all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007.

Research and development expenses increased by $3,030,383, from $10,659,356 for the nine months ended September 30, 2007 to $13,689,739 in the same period of 2008.  Labor costs increased $1,254,393 due to merit increases in Q1 2008 and an increase in benefit costs.  Power and Energy Group expenses increased $2,573,234 as follows:  1) $1,073,184 in materials relating to 2008 customer purchase orders and development agreements; 2) $521,681 for completion of the testing of the AES product in conjunction with the July 2007 development agreement; and 3) $923,816 of engineering and other research and development activities.  Performance Materials costs decreased $535,586 due to the Department of Energy Grant conclusion in December 2007 and $179,361 due to the relocation of Western Oil Sands to another facility in May 2008.  Life Sciences increased $178,708 primarily due to RenaZorb and animal pharmaceutical candidate research expenses.  Expenses relating to internal research and development activities  decreased $440,366.

Sales and marketing expenses increased by $786,857, from $1,309,230 for the nine months ended September 30, 2007 to $2,096,087 in the same period of 2008.  The increase relates primarily to an increase in consulting relating to business development and product marketing initiatives.

Depreciation and amortization increased by $524,703, from $1,412,019 for the nine months ended September 30, 2007 to $1,936,722 in the same time period of 2008.  The increase in depreciation is primarily attributed to the commission of the pigment pilot plant associated with the AlSher joint venture in February 2008.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4.    Controls and Procedures

(a)  Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

We have experienced a loss in every fiscal year since our inception.  Our losses from operations were $17,888,041 in 2007 and $24,008,279 for the nine months ended September 30, 2008.  Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses.  We may never become profitable for the long-term, or even for any quarter.

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

Few of the existing or potential products being developed with our nanomaterials and titanium dioxide pigment technology are designed for direct use by the ultimate end user. Phrased differently, most of our products are components of other products. For example, our nano-structured lithium Titanate battery materials and batteries are designed for use in end-user products such as electric vehicles, hybrid electric vehicles and other potential products. Other potential products and processes we and our partners are developing using our technology, such as titanium dioxide pigments, life sciences materials, air and water treatment products, and coatings, are similarly expected to be components of third-party products. As a result, the market for our products is dependent upon third parties creating or expanding markets for their end-user products that utilize our products. If such end-user products are not developed, or the market for such end-user products contracts or fails to develop, the market for our component products would be expected to similarly contract or collapse. This would limit our ability to generate revenues and would harm our business and operations.

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
•
our commercial partners may not place the same priority on a project as we do, may fail to honor contractual commitments, may not have the level of resources, expertise, market strength or other characteristics necessary for the success of the project, may dedicate only limited resources and/or may abandon a development project for reasons, including reasons such as a shift in corporate focus, unrelated to its merits;

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

We will not generate substantial revenues from our life sciences products unless proposed products receive FDA approval and achieve substantial market penetration.

We have entered into development and license agreements with respect to RenaZorb, a potential drug candidate for humans with kidney disease, and other life sciences products, and expect to enter into additional licensing and/or supply agreements in the future.  Most of the potential life sciences applications of our technologies are subject to regulation by the FDA and similar regulatory bodies.  In general, license agreements in the life sciences area call for milestone payments as certain milestones related to the development of the products and the obtaining of regulatory approval are met; however, the receipt by the licensor of substantial recurring revenues is generally tied to the receipt of marketing approval from the FDA and the amount of revenue generated from the sale of end products.   There are substantial risks associated with licensing arrangements, including the following:

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

If any of the foregoing risks, or other risks associated with our life sciences products were to occur, we would not receive substantial, recurring revenue from our life sciences division, which would adversely affect our overall business, operations and financial condition.

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

•
as our manufacturing operations expand, we expect that a significant portion of our manufacturing will be done overseas, either by third-party contractors or in a plant owned by us.  Any manufacturing done overseas presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with overseas transportation and potential adverse changes in the political, legal and social environment in the host county; and

•
we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could lead to losses (or small gross profits) from that segment of our business and/or significant liabilities, which would adversely affect our business, operations and financial condition.

We may not be able to raise sufficient capital to meet future obligations.

As of September 30, 2008, we had approximately $23.7 million in cash, cash equivalents and short-term investments.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition opportunities or potential adverse events, our use of working capital may increase significantly. In any such event, absent a comparatively significant increase in revenue in the immediate future, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

Item 4.   Other Information

Item 5.   Exhibits

a)  See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

November 7, 2008	By: /s/ Terry M. Copeland
Date	Terry M. Copeland, President and CEO

November 7, 2008	By: /s/ John Fallini
Date	John Fallini, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith