Form 10-Q
period 2009-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2009-05-08
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES ☐ NO ☒

As of May 5, 2009 the registrant had 93,153,271Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$21,947	$28,088
Restricted cash	450	-
Accounts receivable, net	488	955
Product inventories	108	98
Prepaid expenses and other current assets	529	572
Total current assets	23,522	29,713

Investment in available for sale securities	3,286	3,174

Property, plant and equipment, net held and used	11,353	11,637

Property, plant and equipment, net held and not used	2,193	2,377

Patents, net	614	636

Other assets	516	534

Total Assets	$41,484	$48,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$979	$749
Accrued salaries and benefits	1,529	1,361
Accrued warranty	34	36
Accrued liabilities	446	765
Current portion of long-term debt	696	736
Total current liabilities	3,684	3,647

Long-term debt, less current portion	49	608

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
93,153,271 and 93,143,271 shares issued and
outstanding at March 31, 2009 and December 31, 2008	180,127	180,105
Additional paid in capital	5,614	5,378
Accumulated deficit	(147,277)	(140,892)
Accumulated other comprehensive loss	(1,755)	(1,873)
Total Altair Nanotechnologies, Inc’s stockholders’ equity	36,709	42,718
Noncontrolling interest in subsidiary	1,042	1,098

Total stockholders' equity	37,751	43,816

Total liabilities and stockholders' equity	$41,484	$48,071

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Product sales	$191	$164
Commercial collaborations	699	521
Contracts and grants	12	384
Total revenues	902	1,069
Operating expenses
Cost of sales - product	185	58
Research and development	3,028	5,258
Sales and marketing	611	666
General and administrative	2,817	3,263
Depreciation and amortization	733	573
Total operating expenses	7,374	9,818
Loss from operations	(6,472)	(8,749)
Other (expense) income
Interest expense	(18)	(27)
Interest income	71	382
Realized loss on investment	(18)	-
Loss on foreign exchange	(4)	(3)
Total other income, net	31	352

Net loss	(6,441)	(8,397)

Less: Noncontrolling interests’ share	56	109

Net Loss attributable to Altair Nanotechnologies, Inc.	$(6,385)	$(8,288)

Loss per common share - basic and diluted	$(0.07)	$(0.10)

Weighted average shares - basic and diluted	92,983,131	84,219,978

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

						Accumulated
					Non-controlling	Other
			Additional		Interest	Compre-
	Common Stock		Paid In	Accumulated	In	hensive
	Shares	Amount	Capital	Deficit	Subsidiary	Loss	Total

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$1,098	$(1,873)	$43,816

Comprehensive loss:
Net loss	-	-	-	(6,385)	(56)	-	(6,441)
Other comprehensive
income net of taxes of $0	-	-	-	-	-	118	118
Comprehensive loss							(6,323)
Issuance of restricted stock	10,000	-	-	-	-	-	-
Share-based compensation		22	236	-	-	-	258

Balance, March 31, 2009	93,153,271	$180,127	$5,614	$(147,277)	$1,042	$(1,755)	$37,751

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,385)	$(8,288)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	733	573
Noncontrolling interest in operations	(56)	(109)
Share-based compensation	258	493
Loss on disposal of fixed assets	10	23
Accrued interest on notes receivable	-	(43)
Changes in operating assets and liabilities:
Restricted cash	(450)	-
Accounts receivable, net	467	153
Accounts receivable from related party, net	-	94
Product inventories	(10)	-
Prepaid expenses and other current assets	43	(2)
Other assets	18	-
Trade accounts payable	304	(5,631)
Accrued salaries and benefits	168	(604)
Accrued warranty	(2)	-
Accrued liabilities	(393)	(162)

Net cash used in operating activities	(5,295)	(13,503)

Cash flows from investing activities:
Purchase/Sale of available for sale securities	5	7
Purchase of property and equipment	(253)	(904)

Net cash used in investing activities	(248)	(897)

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from financing activities:
Proceeds from exercise of stock options	$-	$397
Proceeds from exercise of warrants	-	26
Payment of notes payable	(652)	(600)
Proceeds from long-term debt	58	-
Repayment of long-term debt	(4)	-

Net cash used in financing activities	(598)	(175)

Net decrease in cash and cash equivalents	(6,141)	(14,575)

Cash and cash equivalents, beginning of period	28,088	50,146

Cash and cash equivalents, end of period	$21,947	$35,571

Supplemental disclosures:
Cash paid for interest	$86	$126

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the three months ended March 31, 2009:
- We had an unrealized gain on available for sale securities of $118.
- We issued 10,000 shares of restricted stock to directors having a fair value of approximately $17 for which no cash will be received.

For the three months ended March 31, 2008:
- We made property and equipment purchases of $338 which are included in trade accounts payable at March 31, 2008.
- We had an unrealized loss on available for sale securities of $826.

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Preparation of Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on March 16, 2009.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of US $250,000 and CN $100,000.  At March 31, 2009 and December 31, 2008 there were no cash deposits in excess of FDIC insurance.  Additionally, we had $2.0 million at March 31, 2009 and $852,000 at December 31, 2008 in a U.S. government money market fund that is not insured.  Funds from this account are swept out to the operating bank accounts as funds are expended each period.

Restricted Cash – In February 2009, we opened a $450,000 certificate of deposit as collateral on our forward currency contract related to a forecasted transaction that was to be settled in Korean Won with an approximate value in US dollars of $2.2 million.  The transaction was not completed and the collateral was subsequently reduced to $1,000 to maintain an open credit line for anticipated future transactions.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities. The components of comprehensive loss for the three-month periods ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Net loss	$6,441	$8,397
Unrealized (gain)/loss on investment in available for sale securities,
net of taxes of $0	(118)	826

Comprehensive loss	6,323	9,223
Comprehensive loss attributable to noncontrolling interest	(56)	(109)

Comprehensive loss attributable to Altair Nanotechnologies, Inc.	$6,267	$9,114

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

Derivatives and Hedging – Derivatives are held for purposes other than trading.  We account for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges.  The fair value of the derivatives is recorded in other current and noncurrent assets or liabilities in the consolidated balance sheet.  The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income/(loss) and are reclassified to sales, cost of goods sold, or other income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge.

In the first quarter of 2009, we entered a forward currency contract related to a forecasted transaction that was to be settled in Korean Won.  The transaction was not completed as forecasted and we terminated the related currency contract without incurring a gain or loss.

Noncontrolling Interest – In April 2007, The Sherwin-Williams Company (“Sherwin”) entered into an agreement with us to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of ours and Sherwin in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin, AlSher, and us, we contributed to AlSher an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3.1 million.  We received no consideration for the license granted to AlSher other than our ownership interest in AlSher.  Sherwin agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  We contribute any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher joint venture.  For each reporting period, AlSher is consolidated with our subsidiaries because we have a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The noncontrolling shareholder’s interest in the net assets and net income or loss of AlSher are reported as noncontrolling interest in subsidiary on the condensed consolidated balance sheet and as noncontrolling interest share in the condensed consolidated statement of operations, respectively.

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

Recent Accounting Pronouncements - In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles.  The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS 142-3 is effective for our fiscal year beginning January 1, 2009.  The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 did not materially impact our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also changes the way the consolidated statement of operations is presented.  It requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of the consolidated net income or loss attributable to the parent and to the noncontrolling interest.  SFAS No. 160 was effective for our Company on January 1, 2009. The adoption of SFAS No. 160 is reflected in our consolidated financial statements.

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets by the SFAS 157 fair value hierarchy at March 31, 2009 (in thousands):

Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,866	$-	$-	$2,866
Spectrum Pharmaceuticals, Inc.	420	420	-	-
Investment in available for sale securities	$3,286	$420	$-	$2,866

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, and a probability-weighted discounted cash flow analysis.

Note 4. Investment in Available for Sale Securities

Investment in available for sale securities (long-term) includes auction rate corporate notes and investments in common stock as discussed below.

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at March 31, 2009 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the bonds that are the underlying collateral, prices of similar instruments, our ability to hold the notes to maturity, and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at March 31, 2009 their fair value was $2.9 million, representing a cumulative unrealized holding loss of approximately $1.0 million.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at March 31, 2009.

Investment in available for sale securities (long-term) includes 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  Although the Spectrum shares are eligible for resale under Rule 144, we currently intend to hold them indefinitely.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1.1 million as measured by their closing price on the NASDAQ Capital Market.  At March 31, 2009, their fair value was approximately $420,000, representing a cumulative unrealized holding loss of $718,000.  We evaluated this investment to determine if there is an other than temporary impairment at March 31, 2009.  Our evaluation took into consideration published investment analysis, status of drug candidates in development, analysts’ recommendations, insider trading activity, and other factors.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider the remaining investment to be other than temporarily impaired at March 31, 2009.

Note 5.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of March 31, 2009 and December 31, 2008 were:

In thousands of dollars

	March 31, 2009	December 31, 2008
Patents and patent applications	$1,518	$1,518
Less accumulated amortization	(904)	(882)
Total patents and patent applications	$614	$636

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended March 31, 2009 and March 31, 2008, was $21,000 in each period.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 6.  Note Payable and Capital Leases

The current and long term amounts of the note payable and capital leases are as follows:

In thousands of dollars

	March 31, 2009	December 31, 2008
Note payable to BHP Minerals International, Inc.	$600	$1,200
Note payable to AICCO, Inc.	79	132
Capital leases	66	12
Less current portion	(696)	(736)
Long-term portion of notes payable and capital leases	$49	$608

On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. (“BHP”), wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3 million, at an interest rate of 7%, secured by the property we acquired. Interest did not begin to accrue until August 8, 2005. As a result, we imputed interest and reduced the face amount of the note payable by $567,000, which was then amortized to interest expense from inception of the note through August 8, 2005. Payments are due in February of each year beginning in 2006.  All payments have been made through February 8, 2009.  A final payment of $600,000 plus accrued interest is due on February 8, 2010.

Note 7.  Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.

The total compensation cost charged in connection with the stock incentive plan was $418,000 and $487,000 for the three-months ended March 31, 2009 and 2008, respectively. During the three-months ended March 31, 2009, 523,773 options vested at a weighted average price of $3.18.  During the three-months ended March 31, 2008, 518,973 options vested at a weighted average price of $2.92. There was no cash received from stock option and warrant exercises during the three-months ended March 31, 2009 and $423,000 during the three-months ended March 31, 2008.

Compensation expense of $418,000 was recognized for the first quarter of 2009, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  This expense consisted of $160,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized expense of stock options and restricted stock of $236,000 and $22,000, respectively, the offset of which is additional paid in capital of stockholders’ equity.  For the first quarter of 2008, compensation expense of $487,000 consisted of amortized stock options and restricted stock expense of $441,000 and $46,000, respectively

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 445,900 are outstanding and unexercised at March 31, 2009. The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at March 31, 2009 is 4,605,985.

Total options granted for the three-month periods ended March 31, 2009 and 2008 were 1,331,000 and 1,420,000, respectively.  The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and March 31, 2008 was $1.18 and $2.92, respectively.

As of March 31, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of March 31, 2009.

Restricted Stock

During the three-months ended March 31, 2009, the Board of Directors granted 10,000 shares of restricted stock under the plan with a weighted average fair value of $1.71 per share.  During the three-months ended March 31, 2008, the Board of Directors did not grant any shares of restricted stock under the plan.

As of March 31, 2009 we had $382,000 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.5 years.

Note 8.  Related Party Transactions

On April 20, 2008, we executed an Amended and Restated Agreement to recover Short-Swing Profits with Al Yousuf LLC, a United Arab Emirates limited liability company (“Al Yousuf”).  Section 16 of the Securities and Exchange Act of 1934 requires directors, officers and 10% beneficial owners of ours to disgorge any short-swing profits realized on a non-exempt purchase and sale of our securities within any six-month period.  Consistent with the terms of the Recovery Agreement, we received wire transfers (less wire transfer fees) in the amount of $177,210.

On October 6, 2008, we entered into a Stock Purchase and Settlement Agreement dated as of September 30, 2008 with Al Yousuf, LLC. Pursuant to the agreement, we agreed to issue an aggregate of 8.0 million common shares to Al Yousuf. Of such shares, 5,882,353 shares were acquired on October 14, 2008 by Al Yousuf at a purchase price of $1.70 per share, for an aggregate purchase price of $10 million. The remaining 2,117,647 shares were issued upon execution of the agreement in exchange for a release by Al Yousuf of all potential claims arising from design concerns related to battery packs delivered to Phoenix Motorcars, Inc. in 2007, our related offer of a warranty replacement and inventory write-off, and any other known claims existing as of the date of the Agreement. Under the Purchase Agreement dated November 29, 2007 between us and Al Yousuf, pursuant to which Al Yousuf purchased $40 million in common shares, we made certain representations and warranties related to our inventory, warranty reserve and similar matters that were affected by the write-off of battery inventories and warranty offer announced in March 2008.

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

Additionally in January 2007, Phoenix issued 1.0 million shares of its common stock in consideration for the three-year exclusivity agreement within the United States of America included in the contract.  Phoenix did not make the minimum battery pack purchases required to retain their exclusivity in 2007.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $107,000 with the offset to deferred revenue, which was recognized on a straight-line basis until our agreement was terminated in July 2008.

In March 2008, Phoenix Motorcars, Inc. completed a merger, wherein the surviving corporation, Phoenix MC, Inc. became a wholly owned subsidiary of All Electric, LLC (“AELLC”).  On March 19, 2008, Phoenix MC, Inc. announced receipt of their next round of funding provided by Al Yousuf, LLC and The AES Corporation.  These changes resulted in conversion of our 1.0 million common share investment in Phoenix Motorcars, Inc. to ownership of 2,000 units in AELLC and diluted our ownership percentage in Phoenix to 1.56%.  At December 31, 2008, there was no deferred revenue relating to the unamortized investment.  We concluded that the investment is other-than-temporarily-impaired.  Consequently, a realized loss on the investment of $89,000 was recognized in December 2008.  The remaining investment was valued at $18,000.  During the first quarter of 2009 Phoenix suffered a significant adverse arbitration judgment that prompted management to recognize further impairment of $18,000 which is deemed to be other-than-temporarily impaired.

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

Note 9.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Others.

The Power and Energy Group develops, produces, and sells nano-structured LTO, nano lithium Titanate, battery cells, battery packs, and provides related design and test services. The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups plus corporate general expenses. Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus solely on the Power and Energy Group. As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new significant development is being pursued in those areas by the Company.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three-month periods ended March 31, 2009 and March 31, 2008 is as follows:

In thousands of dollars
			Depreciation
		Loss	and
Three Months Ended	Net Sales	From Operations	Amortization	Assets
March 31, 2009:
Power and Energy Group	$848	$2,337	$356	$6,800
All Other	54	4,135	377	34,684

Consolidated Total	$902	$6,472	$733	$41,484

March 31, 2008:
Power and Energy Group	$330	$3,581	$265	$9,036
All Other	739	5,168	308	49,858

Consolidated Total	$1,069	$8,749	$573	$58,894

In the table above, corporate expense in the Loss from Operations column includes such expenses as investor relations, business consulting, general legal expense, accounting and audit, general insurance expense, shareholder information expense and general office expense.

For the three months ended March 31, 2009, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2009 and the balance of their accounts receivable at March 31, 2009 were as follows:

In thousands of dollars
	Sales	Accounts Receivable and
	Three Months Ended	Notes Receivable at
Customer	March 31, 2009	March 31, 2009
Power and Energy Group:
BAE Systems Science & Technology Inc	$482	$202
BAE Systems Marine Limited	215	59
Amperex Technology Limited	103	103

For the three months ended March 31, 2008, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2008 and the balance of their accounts receivable at March 31, 2008 were as follows:

In thousands of dollars
	Sales	Accounts Receivable and
	Three Months Ended	Notes Receivable at
Customer	March 31, 2008	March 31, 2008
Power and Energy Group:
Office of Naval Research	$113	$75
Department of Energy	45	10
All Other:
Boeing	148	117
Western Oil Sands	146	91
Department of Energy	113	41
Elanco Animal Health/Eli Lilly	246	175

Sales for the three-month periods ended March 31, 2009 and 2008 by geographic area were as follows:

In thousands of dollars
	Sales	Sales
	Three Months Ended	Three Months Ended
Geographic information (a):	March 31, 2009	March 31, 2008
United States	$572	$874
Canada	-	146
Other foreign countries	330	49
Total	$902	$1,069

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

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2008 and March 31, 2009 and the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2009 and March 31, 2008.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial and titanium dioxide pigment technologies. We are organized into two divisions, a Power and Energy Group, and all other operations, which consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus solely on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were significantly reduced and no new development is being pursued in those areas.

Our research, development, production and marketing efforts are currently directed toward one primary market, the Power and Energy Storage market, with efforts in other areas being directed at supporting existing initiatives rather than developing any new products.  We are still, however, engaged in the following ongoing development and production efforts:

Power and Energy Group
•	The design, development, and production of our nano-lithium Titanate battery cells, batteries, and battery packs as well as related design and test services.
•	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called nano-lithium Titanate batteries.

All Other Operations
•
Continuing support for AlSher Titania, in the development and production of high quality titanium dioxide pigment for use in paint and coatings, and nano titanium dioxide materials for use in a variety of applications including those related to removing contaminants from air and water.  We are currently working with Sherwin-Williams and AlSher to identify and qualify an interested third party to purchase our interest in the AlSher joint venture.

•
The co-development of RenaZorb, a test-stage active pharmaceutical ingredient, which is designed to be useful in the treatment of elevated serum phosphate levels in human patients undergoing kidney dialysis.

•	The development of a manufacturing process related to a test-stage active pharmaceutical ingredient, designed to be useful in the treatment of companion animals.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.

Our revenues have been, and we expect them to continue to be, generated by license fees, product sales, commercial collaborations and contracts and grants.  We currently have agreements in place to (1) provide research to further develop battery electrode materials, nanosensors, and nanomaterials characterization, (2) participate in a joint venture combining the technologies of the partners in order to develop and produce titanium dioxide pigment for use in a variety of applications, (3) develop a suite of energy storage solutions for the stationary power market, (4) develop battery backup power systems for Naval applications and (5) develop power and energy systems for other military applications.  In addition, we have entered into a licensing agreement for RenaZorb, our pharmaceutical candidate for treatment of chronic renal failure in humans.  We have made product sales consisting principally of battery packs and nano lithium titanate.  Future revenues will depend on the success of our contracted projects, the results of our other research and development work, the success of the RenaZorb application licensee in obtaining regulatory approval for the drugs, or other products, and the success of our marketing efforts with respect to both product sales and technology licenses.

The current financial markets and general economic environment are substantially weaker at present than they were during the first quarter of 2008.  New credit availability is severely constrained and those companies producing products for individual consumer use have seen their sales negatively impacted.  Although Altair’s products are targeted primarily at the military and large power producers, our anticipated sales volume has also been negatively impacted.  To further exacerbate the situation, companies that were financially able to make purchases from us have delayed many of their purchase decisions to see if they can first qualify for portions of the money being dispensed in accordance with the American Recovery and Reinvestment Act of 2009.

General Outlook

We have generated net losses in each fiscal year since incorporation and the first quarter of 2009 was no different.  Revenues from product sales, commercial collaborations and contracts and grants decreased significantly in 2008 compared to 2007.  Operating expenses also declined significantly. These trends have continued through the first three months of 2009 as well.  The revenue decrease was due almost entirely to the reduced level of product sales in the automotive sector as a result of the difficulties encountered by Phoenix MC in launching their electric vehicle.  We also experienced delays in customer commitments in the stationary power frequency regulation market.  The operating expense decline was primarily the result of decreases in Research and Development expenses due to the completion of a number of grants as well as the shift in Company focus away from Life Sciences and Performance Materials.  General and Administration in the first quarter of 2008 included accrual of the former CEO’s severance payment, which did not appear in the first quarter of 2009.  Our gross profit margins on customer contracts for research and development work are very low, leading us to shift our focus away from these opportunities. Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano lithium titanate batteries and battery materials to be a source of such higher-margin revenues.  Consequently, during the first three months of 2009, we continued to expand the scope of our Power and Energy Group by (1) hiring additional staff and increasing temporary personnel to handle the conversion from a prototype to a commercial product, (2) adding additional marketing personnel to focus on this market, and (3) acquiring test and production equipment.

Recent Business Developments and Status Updates

Power and Energy Group

In September 2008, we accepted a purchase order from DesignLine International USA (DLI) for the delivery of four complete battery module sets.  These hybrid electric vehicle (HEV) battery packs will be used in demonstration buses for three city transit customers, and one for a modular testing program.   The DLI HEV bus operates in an electric-only mode for as much as 30 percent of its range and provides a 100 percent improvement in fuel economy over a diesel bus, with fuel savings of up to 6,000 gallons per year.   Due to a number of problems related to components outside of the battery cells and a disagreement on payment terms, this program is currently on hold and not expected to continue until all outstanding issues have been resolved.

In August 2007, we received an initial $1.0 million order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two one-megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy) were completed according to the delivery schedule in December 2007.  A testing program was developed and validated by KEMA, Inc., an independent agency and executed by AES personnel and subcontractors.  KEMA’s testing completed during the second quarter of 2008 showed the battery system successfully met the program’s specifications.  The demonstration also suggests that the technology could be used for several other utility applications.  Of these two one-megawatt battery packs, one has been relocated to Pennsylvania and hooked into the commercial electric grid providing ongoing ancillary services.  The second unit is in the process of being relocated to the New York area and similarly connected to the electric grid in that area.   We expect our development relationship with AES to continue through 2009 and beyond.  Also as a result of the impartial successful test results reported by KEMA, we have made inroads into other potential customer opportunities that we expect to develop over the next 12 months.

As a result of the American Recovery and Reinvestment Act of 2009, the Federal Government has earmarked $2 billion for near-term alternate energy projects to construct the manufacturing capability in the U.S. for producing advanced batteries for the automotive market.  Another $4.5 billion has been earmarked for electric grid modernization projects.  We are currently exploring the viability of submitting proposals under each of these programs with a number of different companies.

In June 2008, we received an order from BAE Systems for $349,000 to develop 32 batteries in support of the US Army’s artillery upgrade program.  These batteries were delivered and accepted by the customer on March 31, 2009.  We are in advanced negotiations with BAE Systems Marine Limited and the UK Ministry of Defense (MoD) to develop a battery system for use in a British naval application.  We have successfully completed phase 1a of the project and are awaiting finalization of the contract for phase 1b which we anticipate starting during the second quarter of 2009.  It is anticipated that the successful completion of this initial work will lead to subsequent production orders from the MoD.

All Other Areas

In August 2008, we and Elanco Animal Health, a division of Eli Lilly and Company ("Elanco"), terminated the Development Services Agreement entered into by them in September 2007 and related license agreements.  Because all rights granted to Elanco under the original agreements reverted to us with the termination of those agreements, we have since explored licensing this technology and product to other interested parties and are in advanced discussions with an interested new party.  We are also continuing to work with Spectrum under the terms of our agreement with them.

•
In April 2007, a new company, called AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed, and the plant was commissioned in February 2008.  Testing under the piloting program commenced, and although results to date have been positive, we have curtailed full operations at this time.  We are currently working with Sherwin-Williams and AlSher to identify and qualify an interested third party to purchase our interest in the AlSher joint venture. Considerable data has been generated and compiled into an engineering data package analysis and recommendation on the next steps.  AlSher is actively seeking a partner or partners to participate in the next phase which will include the construction of a 5,000 ton annual capacity processing plant.  Several companies with raw materials resources have indicated interest in the technology, but none has been willing to make any commitment up to now.  Without additional capital, it is unlikely that AlSher will be able to independently fund this effort.

We were recently awarded a $1.8 million grant by the Department of Defense to pursue development of a nano-sensor project with Western Michigan University.  This project and similar activities will continue into the foreseeable future as long as they are able to make a positive contribution to our financial position, however they are not the focus area of the Company.

We continue our support of Spectrum related to their efforts to receive FDA approval of RenaZorb and related products.  Spectrum is currently doing an in vitro competitive study to determine the efficacy of the alternate high surface area product they requested from us compared to Fosrenol.  This will take approximately two months to complete.  Then, if RenaZorb performs well against Fosrenol, Spectrum has indicated that it will begin the pre-clinical work which originally was expected to take about one year to complete.  Consequently, we now do not expect the application to be filed until mid 2010.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  In order to finance our existing operations and development plans, as well as to respond to any new business or acquisition opportunity, we will be required to raise capital in the near future.  We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek to raise capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms, or at all.  We have a single note payable in the original principal amount of $3 million that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The first four payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006, 2007, 2008 and 2009.  The total outstanding note payable balance is $600,000.  The final payment of principal and interest is due on February 8, 2010.

Our cash and short-term investments decreased by $6.1 million, from $28.1 million at December 31, 2008 to $21.9 million at March 31, 2009, due primarily to net cash used in operations (approximately $5.3 million), purchases of property and equipment ($253,000) and payment of notes payable ($652,000).

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  At this time our sales volume is low and we are averaging a monthly cash outlay of $2.2 million.  We anticipate beginning to close significant contracts and ramping up production by late 2009.  These events are expected to move us closer to cash flow breakeven, expanding our options for external financing to sustain our growth.

At May 5, 2009, we had 93,153,271 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 431,482 common shares and options to purchase up to 4,968,185 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2009:

In thousands of dollars
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$680	$680	$-	$-	$-
Interest on notes payable	42	42	-	-	-
Contractual Service Agreements	407	407	-	-	-
Facilities and Property Leases	1,074	360	714	-	-
Unfulfilled Purchase Orders	1,420	1,420	-	-	-
Total Contractual Obligations	$3,623	$2,909	$714	$-	$-

Beginning in the second quarter of 2008, we revised our capital acquisition policy to lease capital purchases that meet our business case criteria.  Since the Company is not yet in a cash flow positive state, we have had limited opportunity to implement this change in policy.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2009.

Critical Accounting Policies and Estimates

Management based the discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts, inventory, and deferred income tax.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At March 31, 2009, the carrying value of these assets was $14.2 million, or 34% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.

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

•
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  Historically, our revenues were derived from three sources: product sales, commercial collaborations, and contract research and development.  License fees are recognized when the agreement is signed; we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to future performance of services or delivery of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, and the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

•
Deferred Income Tax.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 31, 2009.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 31, 2009.  Due to the significant increase in common shares issued and outstanding from 2005 through 2008, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The net loss for the quarter ended March 31, 2009, which was the first quarter of our 2009 fiscal year, totaled $6.4 million ($0.07 per share) compared to a net loss of $8.3 million ($0.10 per share) in the first quarter of 2008.

Total revenues for the quarter ended March 31, 2009 were $902,000 compared to $1.1 million for the same period of 2008.  The decrease in revenue is primarily due to a reduction of $372,000 in contracts and grants as Office of Naval Research grant concluded during the fourth quarter of 2008.

Cost of sales – product increased by $127,000, from $58,000 compared to $185,000 in the same quarter of 2009.  This change is driven by a shift from sales of the more profitable prototype cells and modules in the first quarter of 2008 to less profitable lithium Titanate powder in the same quarter of 2009.

Research and development, expense decreased by $2.2 million, from $5.3 million in the first quarter of 2008 to $3.0 million in the same quarter of 2008.  Costs decreased $1.1 million associated with grant activity in the first quarter of 2009.  Additional cost decreases of $992,000 are attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the battery production arena.

General and administrative expenses decreased by $446,000, from $3.3 million in the first quarter of 2008 to $2.8 million in the same quarter of 2009.  This decrease is primarily related to the separation expenses related to our former President and Chief Executive Officer that were incurred in February 2008.

Depreciation and amortization increased by $160,000, from $573,000 in the first quarter of 2008 to $733,000 in the same quarter of 2009.  The increase in depreciation reflects the addition of approximately $1.4 million of production equipment and facility improvements from April 1, 2008 through March 31, 2009.

Interest income decreased by $311,000, from $382,000 in the first quarter 2007 to $71,000 in the same quarter of 2008.  On average, a higher average level of cash during 2008 than in 2009 and lower interest rates in 2009 drove this reduction.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.  Although we do not speculate on the currency markets, we will on occasion enter into currency hedging contracts to minimize our risk associated with currency rate fluctuations when purchasing from a foreign supplier in a foreign currency.  During the first quarter of 2009, we entered into one such contract which has since been unwound at no cost or gain to us.

Item 4.  Controls and Procedures

(a)  Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)  There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as follows:

•	We have added the following risk factor to more clearly articulate risks to our company arising from the economic slowdown and government initiatives:

Adverse economic conditions and government initiatives could reduce, delay or harm  demand for our products.

The current financial markets and general economic environment are substantially weaker at present than they were during the first quarter of 2008.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and productions efforts and will continue to harm such efforts until development spending increases to prior levels.

In addition, certain of our customers or potential customers who have the liquidity to fund development projects have deferred orders in anticipation of qualifying for funds dispensed in accordance with the American Recovery and Reinvestment Act of 2009.   We are likely to experience reduced product demand until companies seeking funding under these energy initiatives within the American Recovery and Reinvestment Act of 2009 receive funding and/or learn that they will not receive funding.

•	We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $30.1 million in 2008, and $6.4 million for the three months ended March 31, 2009. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

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

Adverse economic conditions and government initiatives could reduce or delay the demand for our products.

The current financial markets and general economic environment are substantially weaker at present than they were during the first quarter of 2008.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and productions efforts and will continue to harm such efforts until development spending increases to prior levels.

In addition, certain of our customers or potential customers who have the liquidity to fund development projects have deferred orders in anticipation of qualifying for funds dispensed in accordance with the American Recovery and Reinvestment Act of 2009.   We are likely to experienced reduced product demand until companies seeking funding under these energy initiatives within the American Recovery and Reinvestment Act of 2009 receive funding and/or learn that they will not receive funding.

We depend upon several sole-source third-party suppliers.

We rely on certain suppliers as the sole-source of certain services, raw materials and other components of our products.  We do not have long-term supply or service agreements with any such suppliers.  As a result, the providers of such services and components could terminate or alter the terms of service or supply with little or no advance notice.  If our arrangements with any sole-source supplier were terminated or such a supplier failed to provide essential services or deliver essential components on a timely basis or introduced unacceptable price increases, our production schedule would be delayed, possibly by as long as six months.  Any such delay in our production schedule would result in delayed product delivery and may also result in additional production costs, customer losses and litigation.

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
•
the anticipated or actual funding, or elimination of funding, for programs that support renewable energy programs, electric grid improvements, certain military electric vehicle initiatives and related programs;

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

•
The licensees may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; in this regard, we note that Spectrum Pharmaceuticals, Inc., the licensee of RenaZorb, has been significantly delayed in testing on RenaZorb; and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by the licensee.

If any of the foregoing risks, or other risks associated with our life science products were to occur, we would not receive substantial, recurring revenue from our life science efforts, which would adversely affect our overall business, operations and financial condition.

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

As of March 31, 2009, we had approximately $21.9 million in cash and cash equivalents.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition and joint venture opportunities or potential adverse events, our use of working capital may increase. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

•	the price, volatility and trading volume of our common shares;
•	our financial results, particularly the amount of revenue we are generating from operations;
•	the amount of our capital needs;
•	the market's perception of companies in our lines of business;
•	the economics of projects being pursued; and
•	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds.

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

Under NASDAQ rules, a stock listed on NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.  During late 2008 and early 2009, the minimum bid price for our common shares has fallen below $1.00 on several occasions.  As a matter of practice, NASDAQ generally gives a company a notice of delisting if its common shares trades below $1.00 for 30 consecutive trading days. After receiving the notice, the company will generally be delisted if the trading price for its common stock has not exceeded $1.00 for 10 consecutive days within 90 days of the date of the notice.  NASDAQ has temporarily suspended its minimum bid price requirements until July 2009 in light of recent declines in the value of equity securities overall.  NASDAQ is not, however, required to extend this rule suspension or give a company any grace period and may delist a company's stock immediately after violation of an applicable rule.  Accordingly, if the price of our common shares trades below $1.00 for a sustained period of time, or if NASDAQ decides to delist our common shares based upon a one-time violation of the bid-price rule or any other rule, we may be delisted from the NASDAQ Capital Market.

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

Item 5.  Other Information

In February 2009, the Company’s Compensation, Nominating and Governance Committee adopted the 2009 Annual Incentive Bonus Plan (the “Bonus Plan”).   Pursuant to the Bonus Plan, each of the persons identified in the table that follows (the “named executive officers”) is eligible for target annual incentive bonuses ranging from 60% to 80% of his base salary, depending on his position.  Of these amounts, 100% is tied to the achievement of corporate goals as follows: a total revenue goal (25% weighting), a cash balance target at December 31, 2009 (40% weighting), an order backlog (30% weighting) and a safety OSHA incidence rate (5% weighting), all in line with the Company’s board-approved budget.  The incentive bonus is triggered when 100% of the corporate goals are achieved and increases linearly from 100% to 150% for 100% to 125% performance.  Bonuses are paid 60% in cash and 40% in stock for each named executive officer.  Set forth in the table that follows are the minimum/target and the maximum incentive bonus opportunity for each of the named executive officers, phrased as a percentage of base salary:

Name	Minimum/Target Incentive Bonus Opportunity (payout as a % of base salary)	Maximum Incentive Bonus Opportunity (payout as a % of base salary)
Terry M. Copeland, President, Chief Executive Officer	80	120
John C. Fallini, Chief Financial Officer	60	90
Bruce J. Sabacky, Vice President & Chief Technology Officer	60	90
Stephen Balogh, Vice President Human Resources	60	90
C. Robert Pedraza, Vice President Corporate Strategy	60	90

The Compensation, Nominating and Governance Committee reserves the discretion to award, or to deny, annual incentive bonuses whether or not performance targets are achieved, as it deems appropriate.  Decisions with respect to incentive bonuses for 2009 will be made by the Compensation, Nominating and Governance Committee based upon year-end information and pursuant to the formula included in the 2009 incentive plan.

Item 6.  Exhibits

a)  See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 8, 2009	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

May 8, 2009	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	2009 Annual Incentive Bonus Plan	Filed herewith*
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

*  Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.