Form 10-Q
period 2009-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2009-08-07
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

FOR THE QUARTERLY PERIOD ENDED   June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☐       NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES ☐ NO ☒

As of August 4, 2009 the registrant had 105,519,855 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$28,693	$28,088
Restricted cash	1	-
Accounts receivable, net	214	955
Product inventories	642	98
Prepaid expenses and other current assets	1,713	572
Total current assets	31,263	29,713

Investment in available for sale securities	4,849	3,174

Property, plant and equipment, net held and used	11,201	11,637

Property, plant and equipment, net held and not used	2,008	2,377

Patents, net	593	636

Other assets	500	534

Total Assets	$50,414	$48,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$1,295	$749
Accrued salaries and benefits	2,001	1,361
Accrued warranty	36	36
Accrued liabilities	355	765
Current portion of long-term debt	643	736
Total current liabilities	4,330	3,647

Long-term debt, less current portion	46	608

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
105,519,855 and 93,143,271 shares issued and
outstanding at June 30, 2009 and December 31, 2008	188,437	180,105
Additional paid in capital	10,479	5,378
Accumulated deficit	(153,670)	(140,892)
Accumulated other comprehensive loss	(195)	(1,873)
Total Altair Nanotechnologies, Inc’s stockholders’ equity	45,051	42,718
Noncontrolling interest in subsidiary	987	1,098

Total stockholders' equity	46,038	43,816

Total liabilities and stockholders' equity	$50,414	$48,071

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Product sales	$62	$225	$253	$389
Less sales returns	(183)	-	(183)	-
Commercial collaborations	67	993	766	1,513
Contracts and grants	51	685	63	1,070
Total net revenues	(3)	1,903	899	2,972
Operating expenses
Cost of sales - product	163	21	348	79
Cost of sales - warranty and inventory reserves	-	(2,865)	-	(2,865)
Research and development	2,268	5,112	5,296	10,370
Sales and marketing	598	769	1,208	1,435
Notes receivable extinguishment	-	1,722	-	1,722
General and administrative	2,780	2,440	5,597	5,703
Depreciation and amortization	673	640	1,407	1,213
Total operating expenses	6,482	7,839	13,856	17,657
Loss from operations	(6,485)	(5,936)	(12,957)	(14,685)
Other income (expense)
Interest expense	(13)	(23)	(31)	(50)
Interest income	48	248	119	630
Realized loss on investment	-	-	(18)	-
Gain/(Loss) on foreign exchange	2	(1)	(2)	(4)
Total other income, net	37	224	68	576

Net loss	(6,448)	(5,712)	(12,889)	(14,109)

Less: Noncontrolling interests’ share	55	52	111	160

Net loss attributable to Altair Nanotechnologies, Inc.	$(6,393)	$(5,660)	$(12,778)	$(13,949)

Loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.13)	$(0.17)

Weighted average shares - basic and diluted	97,358,071	84,488,315	95,182,687	84,354,147

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders
					Accumulated	Non-
					Other	controlling
			Additional		Compre-	Interest
	Common Stock		Paid In	Accumulated	hensive	In
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Total
Balance, April 1, 2008	84,502,576	$165,278	$4,908	$(120,113)	$(1,310)	$1,261	$50,024
Comprehensive loss:
Net loss	-	-	-	(5,660)	-	(52)	(5,712)
Other comprehensive loss net of taxes of $0	-	-	-	-	(274)	-	(274)
Comprehensive loss							(5,986)
Share-based compensation		44	199	-	-	-	243
Exercise of stock options	100,000	100	-	-	-	-	100
Issuance of restricted stock	141,746	-	-	-	-	-	-
Recovery of short swing profits		177	-	-	-	-	177
Balance, June 30, 2008	84,744,322	$165,599	$5,107	$(125,773)	$(1,584)	$1,209	$44,558

Balance, April 1, 2009	93,153,271	$180,127	$5,614	$(147,277)	$(1,755)	$1,042	$37,751
Comprehensive loss:
Net loss	-	-	-	(6,393)	-	(56)	(6,448)
Other comprehensive income net of taxes of $0	-	-	-	-	1,560	-	1,560
Comprehensive loss							(4,888)
Share-based compensation	-	121	241	-	-	-	363
Issuance of restricted stock	372,115	-	-	-	-	-	-
Issuance of Common Stock, net of $1.2 million issuance costs and $4.6 million warrant fair market value costs	11,994,469	8,189	4,624	-	-	-	12,812
Balance, June 30, 2009	105,519,855	$188,437	$10,479	$(153,670)	$(195)	$987	$46,038

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders
					Accumulated	Non-controlling
			Additional		Other	Interest
	Common Stock		Paid In	Accumulated	Comprehensive	In
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Total
Balance, January 1, 2008	84,068,377	$163,780	$5,490	$(111,824)	$(485)	$1,369	$58,330
Comprehensive loss:
Net loss	-	-	-	(13,949)	-	(160)	(14,109)
Other comprehensive loss net of taxes of $0	-	-	-	-	(1,099)	-	(1,099)
Comprehensive loss							(15,208)
Share-based compensation	193,713	1,119	(383)	-	-	-	736
Exercise of stock options	314,211	497	-	-	-	-	497
Exercise of warrants	26,275	26	-	-	-	-	26
Issuance of restricted stock	141,746	-	-	-	-	-	-
Recovery of short swing profits		177	-	-	-	-	177
Balance, June 30, 2008	84,744,322	$165,599	$5,107	$(125,773)	$(1,584)	$1,209	$44,558

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$(1,873)	$1,098	$43,816
Comprehensive loss:
Net loss	-	-	-	(12,778)	-	(111)	(12,889)
Other comprehensive income net of taxes of $0	-	-	-	-	1,678	-	1,678
Comprehensive loss							(11,211)
Share-based compensation	-	143	478	-	-	-	621
Issuance of restricted stock	382,115	-	-	-	-	-	-
Issuance of Common Stock, net of $1.2 million issuance costs and $4.6 million warrant fair market value costs	11,994,469	8,189	4,623	-	-	-	12,812
Balance, June 30, 2009	105,519,855	$188,437	$10,479	$(153,670)	$(195)	$987	$46,038

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,889)	$(14,109)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,407	1,213
Share-based compensation	621	736
Loss on disposal of fixed assets	10	96
Accrued interest on notes receivable	-	(84)
Changes in operating assets and liabilities:
Restricted cash	(1)	-
Accounts receivable, net	741	544
Accounts receivable from related party, net	-	(500)
Notes receivable from related party	-	1,722
Product inventories	(526)	-
Prepaid expenses and other current assets	(1,141)	621
Other assets	34	(500)
Trade accounts payable	437	(6,489)
Accrued salaries and benefits	640	(967)
Accrued warranty	-	(2,857)
Accrued liabilities	(410)	(310)

Net cash used in operating activities	(11,077)	(20,884)

Cash flows from investing activities:
Purchase of available for sale securities	3	6
Purchase of property and equipment	(478)	(1,596)

Net cash used in investing activities	(475)	(1,590)

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities:
Issuance of common stock shares for cash, net of issuance costs	$12,812	$-
Proceeds from exercise of stock options	-	497
Proceeds from exercise of warrants	-	27
Proceeds from recovery of short swing profits	-	177
Payment of notes payable	(706)	(600)
Proceeds from long-term debt	58	-
Repayment of long-term debt	(7)	-

Net cash provided by financing activities	12,157	101

Net increase (decrease) in cash and cash equivalents	605	(22,373)

Cash and cash equivalents, beginning of period	28,088	50,146

Cash and cash equivalents, end of period	$28,693	$27,773

Supplemental disclosures:
Cash paid for interest	$87	$126

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the six months ended June 30, 2009:
- We made property and equipment purchases of $109,000, which are included in trade accounts payable at June 30, 2009.
- We had an unrealized gain on available for sale securities of $1.7 million.
- We issued 382,115 shares of restricted stock to directors having a fair value of approximately $397,000 for which no cash will be received.

For the six months ended June 30, 2008:
- We made property and equipment purchases of $121,203, which are included in trade accounts payable at June 30, 2008.
- We had an unrealized loss on available for sale securities of $319,200.
- We issued 143,079 shares of restricted stock to directors having a fair value of approximately $303,000 for which no cash will be received.

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

The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of US $250,000 and CN $100,000 on non-interest bearing accounts.  At June 30, 2009 and December 31, 2008 there were no cash deposits in excess of FDIC insurance limits.  Additionally, we had $1.1 million and $852,000 at June 30, 2009 and December 31, 2008, respectively, in a U.S. government money market fund that was and is insured at an unlimited amount through December 31, 2009.  Funds from this account are swept out to the operating bank accounts as funds are expended each period.

Restricted Cash – In February 2009, we opened a $450,000 certificate of deposit as collateral on our forward currency contract related to a forecasted transaction that was to be settled in Korean Won with an approximate value in US dollars of $2.2 million.  The transaction was not completed and the collateral was reduced in April 2009 to $1,000 in order to maintain an open credit line for anticipated future transactions.

Accounts Receivable — Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses.  We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss.

The allowance for doubtful accounts is as follows:

In thousands of dollars

Beginning Balance, January 1, 2009	$83
Additions charged to costs and expenses	173
Net deductions (write-offs, net of collections)	-
Ending Balance, June 30, 2009	$256

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities.  The components of comprehensive loss for the six-month periods ended June 30, 2009 and 2008 are as follows:

In thousands of dollars	Six months ended
	June 30,
	2009	2008
Net loss	$12,889	$14,109
Unrealized (gain)/loss on investment in available for sale securities,
net of taxes of $0	(1,678)	1,099

Comprehensive loss	11,211	15,208
Comprehensive loss attributable to noncontrolling interest	(111)	(160)

Comprehensive loss attributable to Altair Nanotechnologies, Inc.	$11,100	$15,048

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

Fixed assets held by our joint venture with The Sherwin-Williams Company (“Sherwin-Williams”), AlSher Titania LLC, of $2.0 million at June 30, 2009 and $2.4 million at December 31, 2008, included in the All Other operations segment.  We are currently working with Sherwin-Williams and AlSher to identify and qualify an interested third party to purchase our interest in the AlSher joint venture.  AlSher is also actively seeking a partner or partners to participate in the next phase of their project to scale up to a 5,000 ton annual capacity pigment processing plant.  Based on information to date and preliminary indications of interest by third parties, it appears that the value of Altair’s interest in AlSher is expected to be recoverable and is sufficient to cover the cost of our interest in the AlSher fixed assets.  As these assets are jointly owned with Sherwin-Williams, any asset dispositions must be approved by the AlSher Board of Managers.  The assets are temporarily idle due in part to the conclusion of the most recent engineering study and pending the Board of Managers’ decision late in 2009 regarding the next phase of development.  We are continuing to depreciate this equipment with no change in estimated life, since it is only temporarily idled.

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

During the three-months ended June 30, 2009, we recorded sales returns related to products that did not meet the customer needs of $184,000.  Our practice is to accept product returns only in limited circumstances on an exception basis and do not expect future sales returns.

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

Noncontrolling Interest – In April 2007, Sherwin-Williams entered into an agreement with us to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of ours and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin-Williams, AlSher, and us, we contributed to AlSher an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3.1 million.  We received no consideration for the license granted to AlSher other than our ownership interest in AlSher.  Sherwin-Williams agreed to contribute to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  We contribute any work in process and fixed assets associated with completion of the pigment pilot processing plant to the AlSher joint venture.  For each reporting period, AlSher is consolidated with our subsidiaries because we have a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The noncontrolling shareholder’s interest in the net assets and net income or loss of AlSher are reported as noncontrolling interest in subsidiary on the condensed consolidated balance sheet and as noncontrolling interest share in the condensed consolidated statement of operations, respectively.

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

Recently Adopted and Recently Issued Accounting Standards

Adopted

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption of SFAS 161 had no impact on the Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also changes the way the consolidated statement of operations is presented.  It requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of the consolidated net income or loss attributable to the parent and to the noncontrolling interest.  SFAS 160 was effective for the Company on January 1, 2009. The adoption of SFAS 160 is reflected in our consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) had no impact on the Financial Statements.

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the Financial Statements.

On June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the Financial Statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of FSP FAS 141(R)-1 had no impact on the Financial Statements.

On January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

Issued

FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 becomes effective for the Company for the period ending September 30, 2009 issued for interim and annual periods ending after September 15, 2009.  Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for Alcoa on January 1, 2010. We do not anticipate SFAS 167 will have a material impact on our consolidated financial statements upon adoption.

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets by the SFAS 157 fair value hierarchy at June 30, 2009:

In thousands of dollars

Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$3,013	$-	$-	$3,013
Spectrum Pharmaceuticals, Inc.	1,836	1,836	-	-
Investment in available for sale securities	$4,849	$1,836	$-	$3,013

The following table summarizes the valuation of our assets by the SFAS 157 fair value hierarchy at December 31, 2008:

Assets at fair value:	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,816	$-	$-	$2,816
Spectrum Pharmaceuticals, Inc.	358	358	-	-
Investment in available for sale securities	$3,174	$358	$-	$2,816

The activity relating to assets valued on a recurring basis utilizing Level 3 inputs for the three months ended June 30, 2009 and June 30, 2008 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2009	Auction rate corporate notes 2008
Beginning Balance, April 1	$2,866	$3,124
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	144	-
Purchases, issuances, and settlements	-	-
Other adjustments	3	2
Ending Balance, June 30	$3,013	$3,126

The activity relating to assets valued on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2009 and June 30, 2008 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2009	Auction rate corporate notes 2008
Beginning Balance, January 1	$2,816	$3,912
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	197	(780)
Purchases, issuances, and settlements	-	-
Other adjustments	-	(6)
Ending Balance, June 30	$3,013	$3,126

The amount of total gains or losses for the six months ended June 30, 2009 and June 30, 2008 respectively, included in other comprehensive income in Stockholder’s Equity attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date was $197,000 and ($780,000).  No gains or losses were recorded in revenue for the period presented.

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, and a probability-weighted discounted cash flow analysis.  Underlying assumptions relating to the probability-weighted discounted cash flow analysis were changed from June 30, 2008 to June 30, 2009.  In 2008, the Company believed the market would recover and the auction rate notes would be liquidated prior to maturity based on a range of estimated time periods.  In 2009, the Company believes there is a greater likelihood that the market will not recover and as such assumes the auction rate notes are held to maturity.

Note 4. Investment in Available for Sale Securities

Investment in available for sale securities (long-term) includes auction rate corporate notes and investments in common stock as discussed below.

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at June 30, 2009 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the bonds that are the underlying collateral, prices of similar instruments, our ability to hold the notes to maturity, and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at June 30, 2009 their fair value was $3.0 million, representing a cumulative unrealized holding loss of approximately $893,000.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at June 30, 2009.

Investment in available for sale securities (long-term) includes 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  The Spectrum shares are eligible for resale under Rule 144.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorb in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1.1 million as measured by their closing price on the NASDAQ Capital Market.  At June 30, 2009, their fair value was approximately $1.8 million, representing an unrealized holding gain of approximately $698,000.

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	June 30, 2009	December 31, 2008

Raw materials	$222	$98
Work in process	322	-
Finished goods	99	-
Total product inventories	$642	$98

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of June 30, 2008 and December 31, 2008, inventory consisted primarily of LTO, battery cells and battery modules in various stages of the manufacturing process.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	June 30, 2009	December 31, 2008

Prepaid inventory purchases	$1,365	$-
Other prepaid expenses and current assets	348	572
Total prepaid expenses and other current assets	$1,713	$572

Our prepaid inventory purchases are associated with unfulfilled purchase orders of $3.1 million placed during the quarter ended June 30. 2009.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, insurance, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of June 30, 2009 and December 31, 2008 were:

In thousands of dollars

	June 30, 2009	December 31, 2008
Patents and patent applications	$1,518	$1,518
Less accumulated amortization	(925)	(882)
Total patents and patent applications	$593	$636

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2009 and June 30, 2008, was $42,000 in each period.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.  Management believes the net carrying amount of patents will be recovered by future cash flows generated by commercialization of the titanium processing technology.

Note 8.  Note Payable and Capital Leases

The current and long term amounts of the note payable and capital leases are as follows:

In thousands of dollars

	June 30, 2009	December 31, 2008
Note payable to BHP Minerals International, Inc.	$600	$1,200
Note payable to AICCO, Inc.	27	132
Capital leases	62	12
Less current portion	(643)	(736)
Long-term portion of notes payable and capital leases	$46	$608

On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. (“BHP”), wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3 million, at an interest rate of 7%, secured by the property we acquired. Interest did not begin to accrue until August 8, 2005. As a result, we imputed interest and reduced the face amount of the note payable by $567,000, which was then amortized to interest expense from inception of the note through August 8, 2005. Payments are due in February of each year beginning in 2006.  All payments have been made through February 8, 2009.  A final payment of $600,000 plus accrued interest is due on February 8, 2010.  The note does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us nor does it contain or require compliance with any financial debt covenants.

Note 9.  Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers.

The total compensation cost charged in connection with the stock incentive plan was $1.0 million and $731,000 for the six-months ended June 30, 2009 and 2008, respectively.  During the six-months ended June 30, 2009, 640,815 options vested at a weighted average price of $3.02.  During the six-months ended June 30, 2008, 562,306 options vested at a weighted average price of $2.94. Cash received from stock option and warrant exercises was $0 and $524,000 during the six months ended June 30, 2009 and 2008, respectively.

Compensation expense of $1.0 million was recognized for the six-months ended June 30, 2009, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  This expense consisted of $240,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized expense of stock options and restricted stock of $143,000 and $638,000, respectively, the offset of which is additional paid in capital of stockholders’ equity.  For the six-months ended June 30, 2008, compensation expense of $731,000 consisted of $150,000 related to the stock grant awards accrual of the “2008 Annual Incentive Bonus Plan”, amortized stock options of $460,000 and restricted stock expense of $91,000.

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 341,200 are outstanding and unexercised at June 30, 2009.  The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at June 30, 2009 is 4,677,735.

Total options granted for the six-month periods ended June 30, 2009 and 2008 were 1,437,000 and 1,814,000, respectively.  The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and June 30, 2008 was $1.18 and $2.07, respectively.

As of June 30, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of June 30, 2009.

Restricted Stock

During the six-months ended June 30, 2009, the Board of Directors granted 382,115 shares of restricted stock under the plan with a weighted average fair value of $1.04 per share.  During the six-months ended June 30, 2008, the Board of Directors granted 143,079 shares of restricted stock under the plan with a weighted average fair value of $2.11 per share.

As of June 30, 2009 we had $501,000 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.9 years.

Warrants

For the six-months ended June 30, 2009, 6,596,958 warrants were issued in connection with the May 28, 2009 common stock offering at a strike price of $1.17 per share.  The warrants are fully vested at time of issuance and expire in seven years.  All of these warrants are outstanding at June 30, 2009.

Note 10.  Related Party Transactions

On April 20, 2008, we executed an Amended and Restated Agreement to recover Short-Swing Profits with Al Yousuf LLC, a United Arab Emirates limited liability company (“Al Yousuf”).  Section 16 of the Securities and Exchange Act of 1934 requires directors, officers and 10% beneficial owners of ours to disgorge any short-swing profits realized on a non-exempt purchase and sale of our securities within any six-month period.  Consistent with the terms of the Recovery Agreement, we received wire transfers (less wire transfer fees) in the amount of $177,210 from Al Yousuf.

On October 6, 2008, we entered into a Stock Purchase and Settlement Agreement dated as of September 30, 2008 with Al Yousuf. Pursuant to the agreement, we agreed to issue an aggregate of 8.0 million common shares to Al Yousuf. Of such shares, 5,882,353 shares were acquired on October 14, 2008 by Al Yousuf at a purchase price of $1.70 per share, for an aggregate purchase price of $10 million. The remaining 2,117,647 shares were issued upon execution of the agreement in exchange for a release by Al Yousuf of all potential claims arising from design concerns related to battery packs delivered to Phoenix Motorcars, Inc. in 2007, our related offer of a warranty replacement and inventory write-off, and any other known claims existing as of the date of the Agreement. Under the Purchase Agreement dated November 29, 2007 between us and Al Yousuf, pursuant to which Al Yousuf purchased $40 million in common shares, we made certain representations and warranties related to our inventory, warranty reserve and similar matters that were affected by the write-off of battery inventories and warranty offer announced in March 2008.

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

Additionally in January 2007, Phoenix issued 1.0 million shares of its common stock in consideration for the six-year exclusivity agreement within the United States of America included in the contract.  Phoenix did not make the minimum battery pack purchases required to retain their exclusivity in 2007.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $107,000 with the offset to deferred revenue, which was recognized on a straight-line basis until our agreement was terminated in July 2008.

In March 2008, Phoenix Motorcars, Inc. completed a merger, wherein the surviving corporation, Phoenix MC, Inc. became a wholly owned subsidiary of All Electric, LLC (“AELLC”).  On March 19, 2008, Phoenix MC, Inc. announced receipt of their next round of funding provided by Al Yousuf, LLC and The AES Corporation.  These changes resulted in conversion of our 1.0 million common share investment in Phoenix Motorcars, Inc. to ownership of 2,000 units in AELLC and diluted our ownership percentage in Phoenix to 1.56%.  At December 31, 2008, there was no deferred revenue relating to the unamortized investment.  We concluded that the investment is other-than-temporarily-impaired.  Consequently, an impairment loss on the investment of $89,000 was recognized in December 2008.  The remaining investment was valued at $18,000.  During the first quarter of 2009 Phoenix suffered a significant adverse arbitration judgment that prompted us to recognize further impairment of $18,000 which is deemed to be other-than-temporarily impaired.

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

Note 11.  Other Transactions

On May 28, 2009, we sold 11,994,469 common shares to institutional investors.  The sales were made at $1.17 per share with net proceeds to the Company, after expenses of $12.8 million.  Warrants with a seven year expiration were also issued as a component of this offering to purchase 6,596,958 shares of stock at a price of $1.17 per share.

Note 12.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells LTO, battery cells, battery packs, and provides related design and test services.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new significant development is being pursued in those areas by the Company.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three- and six-month periods ended June 30, 2009 and June 30, 2008 is as follows:

In thousands of dollars
		Loss/(Income)	Depreciation
		From	and
Three Months Ended	Net Sales	Operations	Amortization	Assets
June 30, 2009:
Power and Energy Group	$34	$2,492	$313	$7,073
All Other	(37)	446	315	6,456
Corporate	-	3,547	45	36,885
Consolidated Total	$(3)	$6,485	$673	$50,414

June 30, 2008:
Power and Energy Group	$1,352	$(571)	$284	$8,063
All Other	551	1,188	320	7,104
Corporate	-	5,319	36	33,818
Consolidated Total	$1,903	$5,936	$640	$48,985

In thousands of dollars
		Loss	Depreciation
		From	and
Six Months Ended	Net Sales	Operations	Amortization	Assets
June 30, 2009:
Power and Energy Group	$883	$4,633	$670	$7,073
All Other	16	863	648	6,456
Corporate	-	7,461	89	36,885
Consolidated Total	$899	$12,957	$1,407	$50,414

June 30, 2008:
Power and Energy Group	$1,681	$3,010	$549	$8,063
All Other	1,291	1,724	592	7,104
Corporate	-	9,951	72	33,818
Consolidated Total	$2,972	$14,685	$1,213	$48,985

In the table above, corporate expense in the Loss from Operations column include overall company support costs as follows:  research and development expenses associated primarily with our Science and Technology group: sales and marketing expenses; general and administrative expenses; and depreciation and amortization of the Reno headquarters building improvements.

Corporate assets consist primarily of cash, short term investments, and long-lived assets.  Since none of the business units has reached break-even, cash funding is provided at the corporate level to the business units.  The long-lived assets primarily consist of the corporate headquarters building, building improvements, and land.  As such, these assets are reported at the all other level and are not allocated to the other business segment.

All assets are held within the United States with the exception of a cash account having a balance of US $20,000 held in Canada.

For the six months ended June 30, 2009, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2009 and the balance of their accounts receivable at June 30, 2009 were as follows:

In thousands of dollars

		Accounts
	Sales	Receivable and
	Six Months Ended	Notes Receivable at
Customer	June 30, 2009	June 30, 2009
Power and Energy Group:
BAE Systems Science & Technology Inc	$482	$-
BAE Systems Marine Limited	$263	$48
Amperex Technology Limited	$117	$14

For the six months ended June 30, 2008, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2008 and the balance of their accounts receivable at June 30, 2008 were as follows:

In thousands of dollars

		Accounts
	Sales	Receivable and
	Six Months Ended	Notes Receivable at
Customer	June 30, 2008	June 30, 2008
Power and Energy Group:
Office of Naval Research	$647	$230
AES	$500	$500
All Other:
Elanco Animal Health/Eli Lilly	$569	$137

Sales for the six-month periods ended June 30, 2009 and 2008 by geographic area were as follows:

In thousands of dollars

	Sales	Sales
	Six Months Ended	Six Months Ended
Geographic information (a):	June 30, 2009	June 30, 2008
United States	$604	$2,667
Canada	-	246
Other foreign countries	408	59
Total	$1,012	$2,972

(a) Revenues are attributed to countries based on location of customer.

Note 13.  Subsequent Events

The Company evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements were issued.

On August 4, 2009, Altair Nanotechnologies Inc. (the "Company") entered into an Amended and Restated Agreement (the “Agreement”) with Spectrum Pharmaceuticals Inc (“Spectrum”), replacing all prior versions of the agreements existing between the Company and Spectrum. Pursuant to the terms of the Agreement the Company assigns to Spectrum all intellectual property rights for the lanthanum oxycarbonate 2-hydrate and lanthanum dioxycarbonate compounds also known as RenaZorb® and RenalanTM, respectively. The prior existing payment terms from the prior versions of the Agreement are carried forward into the Agreement and the Company will receive an additional payment of $750,000 in restricted Spectrum common stock within ten (10) days of the signing date. In addition to the other prior existing royalty, sublicense and milestone payments the Company will now also receive ten percent (10%) of any license payments received by Spectrum from application of the compounds in non-human fields.

Under the January 2005 initial license grant, which payment terms are carried forward in the Amended and Restated Agreement, Spectrum agreed to issue to, and the Company received, 100,000 restricted shares of Spectrum common stock and Spectrum purchased from the Company 38,314 shares of Altair Nanotechnologies Inc. common stock at a purchase price of $5.22 per share, representing a 100% premium over the market price at the time. In addition, Spectrum had agreed to and has previously issued to the Company an additional 100,000 restricted shares of Spectrum common stock upon the receipt of successful animal test results meeting certain specifications.  Additional, contingent considerations under the 2005 license agreement which are carried forward into the Agreement include the following:

•
purchases of a specified dollar amount of common stock of the Company at a premium above market price upon the reaching of various milestones representing progress in the testing and obtaining of regulatory approval for human applications for RenaZorb®;

•	milestone payments upon obtaining approval to market RenaZorb® for human applications from the FDA and similar regulatory agencies in Europe and Japan;

•	milestone payments as certain annual net sales targets for human applications are reached;

•
royalty payments based upon a percentage of net revenue from sales for human uses of RenaZorb® in each country (subject to adjustment for combined products and in other circumstances) as long as patents applicable to that country remain valid; and

•	technology usage payments on human applications thereafter until generic competition emerges.

A copy of the Agreement is furnished as Exhibit 10.3 to this Form 10Q Quarterly Report.

On August 5, 2009 the Company entered into a Master Supply Agreement (the “Agreement”) with Proterra LLC (“Proterra”), for purchase of the Company’s batteries. Further on August 5, 2009, pursuant to the terms of the Agreement the Company received a purchase order from Proterra worth $898,000.

Under terms of the Agreement, the Company will supply Proterra with the Company’s battery modules. The modules will be used by Proterra in several EV and hybrid EV buses for municipalities and transportation authorities.

A copy of the Agreement is furnished as Exhibit 10.4 to this Form 10Q Quarterly Report.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation (“MRS”), and Fine Gold Recovery Systems, Inc., a Nevada corporation (“Fine Gold”) which was dissolved on December 30, 2008.  AlSher Titania LLC, a Delaware limited liability company, is 70% owned by Altairnano, Inc.  We have registered or are in the process of registering the following trademarks: Altair Nanotechnologies Inc.®, Altair Nanomaterials, Inc.®, Altairnano®, ALTI-ESS, TiNano®, Nanocheck® and RenaZorb®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2008 and June 30, 2009 and the material changes in our results of operations and financial condition between the three-month and six-month periods ended June 30, 2009 and June 30, 2008.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing and commercializing nanomaterial technologies. We are organized into two divisions, a Power and Energy Group, and all other operations, which consists of the remaining portions of the previous Life Sciences and Performance Materials groups combined with corporate support.  Management completed a thorough review of operations and strategies during 2008 and determined to focus primarily on the Power and Energy Group.  As a result of this assessment, resources devoted to the Performance Materials Group and Life Sciences Group were significantly reduced, and no new development is being pursued in those areas.

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

•
Continuing support to Spectrum pursuant to our obligations under the amended and restated agreement for development of RenaZorb and Renalan, which is designed to be useful in the treatment of chronic kidney disease, hyperphosphatemia, and high phosphate levels in blood, associated with end stage renal disease.

Although contract research services remain a high percentage of the revenue earned and revenue from product sales has declined, management is still committed to broadening our product mix to include the sale of higher margin lithium ion batteries and packs, particularly in stationary power, transportation and military applications.  Historically, the business conducted in the Performance Materials segment relied heavily on research and development contracts and grants that did not generate meaningful profit margins.  The path to commercialize Performance Materials overall and particularly in certain segments required significant amounts of upfront investment with no clear path to commercialization.  The length of time to commercialize is also lengthy for the Life Sciences segment products.  As a small company with limited resources, management performed an analysis to determine how to best focus those resources on generating revenue and achieving break-even within the shortest amount of time.  In evaluating the prospects of products within each segment, management utilized the number of years to convert opportunities to revenue as a key indicator with one to two years representing an acceptable time frame.  The analysis performed indicated that a shift to focusing primarily on the Power and Energy Group would be in the best interest to shareholders as the products within this segment had demonstrated performance and competitive advantages, as well as a shorter cycle to commercialization.  This focus will also continue to include contract research services, as well as grants that are targeted to develop our battery technology and ultimately lead to commercialization.  Although research and development contracts have not been profitable, they do provide value to the Company by making funds available to continue the development and demonstration of the unique performance characteristics of our battery technology.  The government grants and contracts entered into by the Company are subject to termination or delay of funding at their election.  Also refer to the results of operations section of this filing for a detailed discussion of revenues and operating expenses by segment.

The current financial markets and general economic environment are substantially weaker at present than they were during the first half of 2008.  New credit availability is severely constrained, and those companies producing products for individual consumer use have seen their sales negatively impacted.  Although Altair’s products are targeted primarily at the military and large power producers, our anticipated sales volume has also been negatively impacted.  To further exacerbate the situation, companies that were financially able to make purchases from us have delayed many of their purchase decisions to see if they can first qualify for portions of the money being dispensed under the American Recovery and Reinvestment Act of 2009.  Based on current statements by representatives of the Department of Energy, announcements of grant winners are expected to be made in the September 2009 timeframe and their hope is to start dispensing the actual grant dollars in the late 2009 early 2010 timeframe.

General Outlook

We have generated net losses in each fiscal year since incorporation, the second quarter of 2009 was no different.  Revenues from product sales, commercial collaborations and contracts and grants decreased significantly in 2008 compared to 2007.  Operating expenses also declined significantly from $17.7 million for the six months ended June 30, 2008, to $13.9 million for the same quarter of 2009, continuing this trend as well.  The revenue decrease was due almost entirely to the reduced level of product sales in the automotive sector as a result of the difficulties encountered by Phoenix MC in launching their electric vehicle and in the lower dollar value of grants being worked in 2009 compared to 2008.  We also experienced delays in customer commitments in the stationary power frequency regulation market.  The operating expense decline was primarily the result of decreases in Research and Development expenses due to the completion of a number of grants as well as the shift in Company focus away from Life Sciences and Performance Materials.  Our gross profit margins on customer contracts for research and development work are very low, leading us to shift our focus away from these opportunities. Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano lithium titanate batteries and battery materials to be a source of such higher-margin revenues.  Consequently, during the first six months of 2009, we continued to expand the scope of our Power and Energy Group by (1) hiring additional staff and increasing temporary personnel to handle the conversion from a prototype to a commercial product, (2) adding additional sales and marketing personnel to focus on this market, and (3) acquiring test and production equipment.

Recent Business Developments and Status Updates

Power and Energy Group

In September 2008, we accepted a purchase order from DesignLine International USA (DLI) for the delivery of four complete battery module sets.  These hybrid electric vehicle (HEV) battery packs were to be used in demonstration buses for three city transit customers, and one for a modular testing program.   The DLI HEV bus operates in an electric-only mode for as much as 30 percent of its range and provides a 100 percent improvement in fuel economy over a diesel bus, with fuel savings of up to 6,000 gallons per year.   Due to a number of problems related to components outside of the battery cells and a disagreement on payment terms, this program is currently on hold and with a collection agency for resolution.   There will be no ongoing work with this customer until all outstanding issues have been resolved.

In August 2007, we received an initial $1.0 million order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two one-megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy) were completed according to the delivery schedule in December 2007.  A testing program was developed and validated by KEMA, Inc., an independent agency and executed by AES personnel and subcontractors.  KEMA’s testing completed during the second quarter of 2008 showed the battery system successfully met the program’s specifications.  The demonstration also suggests that the technology could be used for several other utility applications.  Of these two one-megawatt battery packs, one has been relocated to Pennsylvania and hooked into the commercial electric grid providing ongoing ancillary services.  We understand that the second unit is targeted for the New York ISO (Independent System Operator) market and similarly connected to the electric grid in that area.   We expect our development relationship with AES to evolve into a supplier/purchaser relationship and to continue through 2009 and beyond.  Also as a result of the impartial successful test results reported by KEMA, we have made inroads into other potential customer with opportunities that we expect to develop over the next 12 months.

As a result of the American Recovery and Reinvestment Act of 2009, the Federal Government has earmarked $2 billion for near-term alternate energy projects to construct the manufacturing capability in the U.S. for producing advanced batteries for the automotive market.  Another $4.5 billion has been earmarked for electric grid modernization projects.  We have submitted a request for a $37.8 million grant to expand our nLTO manufacturing capability in Reno, NV and our battery assembly operations in Anderson, IN.  This amount represents 50% of the total amount required for the expansion and is spread into three phases over a three year period in order to reduce our overall financial risk and better match our available capacity to our projected volume needs.  The Department of Energy has indicated that grant award recipients will be notified early in the third quarter whether their application has been accepted or not.

In June 2008, we received an order from BAE Systems for $349,000 to develop 32 batteries in support of the US Army’s artillery upgrade program.  These batteries were delivered and accepted by the customer on March 31, 2009.  We now are in advanced discussions with BAE Systems for correction of a problem identified in the battery management system associated with these batteries.  Upon resolution of this identified problem we anticipate entering into discussions for a follow-on order for production volumes.  We are also in advanced negotiations with BAE Systems Marine Limited and the UK Ministry of Defense (MoD) to develop a battery system for use in a British naval application.  We have successfully completed phase 1a of the project and are awaiting finalization of the contract for phase 1b which we anticipate starting during the third quarter of 2009.  Successful completion of this initial work is necessary before potential production orders from the MoD might be considered.

All Other Areas

In August 2008, the September 2007 Development Services Agreement which existed between us and Elanco Animal Health, a division of Eli Lilly and Company ("Elanco"), and related license agreements were terminated.  Because all rights granted to Elanco under the original agreements reverted to us with the termination of those agreements, we have since explored licensing this technology and product to other interested parties and are in advanced discussions with two such parties.  We are also continuing to work with Spectrum under the terms of our agreement with them.

In April 2007, a new company, AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed, and the plant was commissioned in February 2008.  Testing under the pilot program commenced, and although results have been positive, we have curtailed full operations at this time.  AlSher is working to identify and qualify an interested third party to purchase our interest in the AlSher joint venture and have engaged 5iTech to assist us in that effort.  The next phase of the development effort will include the construction of a 5,000 ton annual capacity processing plant.  Several companies with raw materials resources have indicated interest in the technology, but none have been willing to make any commitment up to now.  Decisions regarding the next phase of development will occur late in 2009, however it is unlikely that AlSher will move forward without clear external interest and support.

Some time ago we were awarded a $1.8 million grant by the Department of Defense to pursue development of a nano-sensor project with Western Michigan University.  That project is now anticipated to commence in the third quarter.  This project and similar activities will continue into the foreseeable future as long as they are able to make a positive contribution to our financial position; however, they are not the focus area of the Company.

We continue our support of Spectrum related to their efforts to receive FDA approval of RenaZorb and related products.  Spectrum is currently evaluating the performance of the RenaZorb API (Active Pharmaceutical Ingredient) and will continue down the approval path toward IND (Investigational New Drug) Filing.  Spectrum is continuing comparative studies to determine the efficacy of the alternate RenaZorb products supplied by us compared to existing commercial products.  Based on confirmation of superior performance, Spectrum will move forward with pre-clinical testing, a precursor to the IND filing.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  Earlier this quarter we closed a $14 million common stock financing.  We believe that this additional money will provide us the working capital needed until order volume picks up.  If order volume fails to increase as anticipated, based on forecasted revenues for current contracts and those in the final negotiation stages, at our 2009 average net cash burn rate of $2.2 million per month, capital for approximately 16 months is available excluding any new business.  Under this scenario, if no customer orders are received by late 2009, purchases of raw materials would be discontinued and other measures to conserve cash would be implemented as necessary to extend cash availability.  As we project forward for the next 24 months, if sales volume growth is slow and steady we would need to raise capital for capacity expansion in mid to late 2010.  On the other hand, if volume growth is relatively fast as the global economy starts to improve, we will need to raise additional capacity expansion capital sooner rather than later.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek to raise capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms.  To raise capital in the future, we expect to issue equity securities and/or convertible debt securities.

We have a single note payable in the original principal amount of $3 million that does not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by Altair.  The note is secured by a first lien on our building and does not contain or require compliance with any financial debt covenants.  The first four payments of $600,000 of principal plus accrued interest were due and paid on February 8, 2006, 2007, 2008 and 2009.  The total outstanding note payable balance is $600,000.  The final payment of principal and interest is due on February 8, 2010.

Our cash and short-term investments increased by $605,000, from $28.1 million at December 31, 2008 to $28.7 million at June 30, 2009, due primarily to issuance of common stock for cash ($12.8 million) offset by  net cash used in operations (approximately $11.1 million), purchases of property and equipment ($478,000) and payment of notes payable ($705,000).  As we move into the second half of 2009 we are also starting to build up our inventory in anticipation of sales later in the year.  Depending on the time lag between the initial inventory buildup and the actual sales our cash balance will be negatively impacted.  As of June 30, 2009, we have unfulfilled inventory purchase orders of $4.1 million and do not anticipate placing additional orders unless volume increases.  Liquidity will be a consideration in our final determination of production volumes.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  At this time our sales volume is low and we are averaging a monthly cash outlay of $2.2 million.  We anticipate closing significant sales by late 2009 and have begun ramping up production of inventory in anticipation.  These events are expected to place a greater burden on cash flow in the near term, but to move us closer to cash flow breakeven as we start delivering on these expected orders, thereby expanding our options for external financing to sustain our growth in the longer-term.

At August 4, 2009, we had 105,519,855 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 7,028,440 common shares and options to purchase up to 4,896,126 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2009:

In thousands of dollars
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$627	$627	$-	$-	$-
Interest on notes payable	42	42	-	-	-
Contractual Service Agreements	553	553	-	-	-
Facilities and Property Leases	1,004	364	640	-	-
Unfulfilled Purchase Orders (a)	4,296	4,296	-	-	-
Total Contractual Obligations	$6,522	$5,882	$640	$-	$-

(a)	Includes unfulfilled inventory purchase orders as of June 30, 2009 of $4.1 million.

Beginning in the second quarter of 2008, we revised our capital acquisition policy to lease capital purchases that meet our business case criteria.  Since the Company is not yet in a cash flow positive state, we have had limited opportunity to implement this change in policy.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2009.

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

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization based on Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred.  At June 30, 2009, the carrying value of these assets was $13.8 million, or 27% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.  (see Note 2 for Long-Lived Assets for discussion of evaluations performed)

•
Share-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  We calculate compensation expense under SFAS 123R using a Black-Scholes Merton option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use are appropriate and reasonable.

•
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  Historically, our revenues were derived from three sources: product sales, commercial collaborations, and contract research and development.  License fees are recognized when the agreement is signed; we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to future performance of services or delivery of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, and the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.  Our practice is to accept product returns only in limited circumstances on an exception basis and do not expect future sales returns.

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

•
Overhead Allocation.  Facilities overheads, which are comprised primarily of occupancy and related expenses, are initially recorded in general and administrative expenses and then allocated monthly to research and development expense based on labor costs.  Fringe benefits consisting of payroll taxes and various employee benefits, are initially recorded in general and administrative expenses and then allocated out to all cost centers based on where the employees are charging their time.  Facilities overheads and fringe benefits allocated to research and development projects may be chargeable when invoicing customers under certain research and development contracts.

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

•
Deferred Income Tax.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 30, 2009.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of June 30, 2009.  Due to the significant increase in common shares issued and outstanding from 2005 through 2008, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

•
Valuation Allowance – Long-Term Investments.  We currently have $3.9 million in auction rate securities that are classified as Investments in Available for Sale Securities.  Until the market for these securities collapsed in late 2007 they were very liquid and treated the same as Cash and Equivalent Securities.  Since the market collapse, however, we have had to use a Level 3 measurement to determine their fair value and the resulting impairment associated with these securities in compliance with FASB Statement No. 157, Fair Value Measurements.  Level 1 analysis is unavailable because there is no longer an actively traded market for these securities.  Level 2 analysis is also unavailable because there are no other significant observable inputs upon which an analysis could be based.  Consequently, we have assessed the fair value of these securities using a probability-weighted discounted cash flow analysis.  In this model, we weighted two separate sets of scenarios: 1) three scenarios that consider future recovery of the market; and 2) two scenarios that assume the notes will be held to maturity.  These scenarios consider the length of time that we believe will be required in order for the security to be liquidated.  Given the current strength of the book runner, the strong ratings of the underlying bond collateral, and the small number of defaults that have occurred with companies comprising the collateral notes, we believe that the two auction rate securities we have will ultimately be redeemed at their face value.  Under each of the scenarios, we calculated a total cash flow using assumed contractual rates for each period until the anticipated liquidation date.  We assumed constant weighted average contractual rates over these periods.  We then applied a discount rate to each scenario commensurate with the level of risk associated with these securities to compute a Net Present Value.  These five scenarios were then weighted to arrive at a total probability adjusted Net Present Value of all scenarios which equates to fair value for FAS 115 purposes.

•
Environmental Liabilities.  At this time we do not anticipate any material environmental liabilities associated with our operations.  To the best of our knowledge we are in compliance with all applicable environmental health and safety regulations and requirements from all applicable regulatory agencies.  We are currently investigating the handling of our battery products at their end of life, but given the lack of hazardous materials used in their manufacture we are not expecting any potential environmental liabilities.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Product sales	$29	$216	$33	$9	$-	$-	$62	$225
Less sales returns	(113)	-	(70)	-	-	-	(183)	-
Commercial collaborations	67	515	-	478	-	-	67	993
Contracts and grants	51	621	-	64	-	-	51	685
Total revenues	34	1,352	(37)	551	-	-	(3)	1,903
Operating expenses
Cost of sales - product	133	9	30	12	-	-	163	21
Cost of sales - warranty and inventory reserve	-	(2,865)	-	-	-	-	-	(2,865)
Research and development	1,790	3,308	89	1,365	389	439	2,268	5,112
Sales and marketing	-	-	-	-	598	769	598	769
Notes Receivable Extinguishment	-	-	-	-	-	1,722	-	1,722
General and administrative	185	45	20	53	2,575	2,342	2,780	2,440
Depreciation and amortization	313	284	315	320	45	36	673	640
Total operating expenses	2,421	781	454	1,750	3,607	5,308	6,482	7,839
Loss from operations	(2,387)	571	(491)	(1,199)	(3,607)	(5,308)	(6,485)	(5,936)
Other (expense) income
Interest expense	(1)	-	-	-	(12)	(23)	(13)	(23)
Interest income	-	-	-	-	48	248	48	248
Realized loss on investment	-	-	-	-	-	-	-	-
Loss on foreign exchange	-	-	-	-	2	(1)	2	(1)
Total other income, net	(1)	-	-	-	38	224	37	224

Net loss	(2,388)	571	(491)	(1,199)	(3,569)	(5,084)	(6,448)	(5,712)

Less: Noncontrolling interests' share	-	-	55	52	-	-	55	52

Net (Loss)/Income	$(2,388)	$571	$(436)	$(1,147)	$(3,569)	$(5,084)	$(6,393)	$(5,660)

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the quarter ended June 30, 2009 totaled $6.4 million ($0.07 per share) compared to a net loss of $5.7 million ($0.13 per share) in the second quarter of 2008.

Power and Energy Group net loss for the quarter ended June 30, 2009 was $2.4 million compared to net income of $571,000 in the same quarter of 2008.  This increase is primarily due to the reserve reversal relating to a letter agreement effective July 2008 with Phoenix, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

The net loss of All Other operations for the quarter ended June 30, 2009 was $436,000 compared to a net loss of $1.1 million in the same quarter of 2008.  This decrease is attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the Power and Energy Group.

The net loss of corporate for the quarter ended June 30, 2009 was $3.6 million compared to a net loss of $5.1 million in the same quarter of 2008.  This decrease is primarily related to the notes receivable extinguishment in the second quarter of 2008 relating to a letter agreement effective July 2008 with Phoenix, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement were cancelled.

Revenues

Total revenues for the quarter ended June 30, 2009 were ($3,000) compared to $1.9 million for the same period of 2008.  Gross revenues for the quarter were $180,000 offset by sales returns from prior years of $183,000.  Our normal practice is not to accept product returns, consequently a reserve for returns had not been established in prior years, and we do not expect future sales returns.

Power and Energy Group net revenue for the quarter ended June 30, 2009 was $34,000 compared to $1.4 million for the same period of 2008.  This decrease is attributable to the completion of grant work with the Office of Naval Research and commercial collaboration revenue from AES of $500,000 in 2008.

Net revenue of All Other operations for the quarter ended June 30, 2009 were <$37,000> compared to $551,000 for the same period of 2008.  This decrease is attributable to the completion of commercial collaboration in 2008, primarily with Elanco Animal Health/Eli Lilly. We recorded sales returns related to products that did not meet the customer needs of $70,000 during this quarter.

Operating Expenses

Cost of sales – warranty and inventory reserves had no expense for the second quarter of 2009 compared to a warranty reserve reversal of $2.9 million in the same quarter of 2008.  The reserve reversal is primarily due to a letter agreement effective July 2008 with Phoenix, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

Total research and development expense decreased by $2.8 million, from $5.1 million in the second quarter of 2008 to $2.3 million in the same quarter of 2009.  Power and Energy Group expense decreased $1.5 million associated with the completion of grant and commercial collaborations work in 2008, primarily with the Office of Naval Research and AES.  Research and development costs for All Other operations decreased $1.3 million attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the Power and Energy Group.  The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.

Notes receivable extinguishment had no expense for the second quarter of 2009 compared to an expense of $1.7 million in the same quarter of 2008.  The 2008 expense is due to a letter agreement effective July 2008 with Phoenix, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement was cancelled.

Other Income and Expense

Interest income decreased by $200,000, from $248,000 in the second quarter of 2008 to $48,000 in the same quarter of 2009.  On average, a higher average level of cash during 2008 than in 2009 and lower interest rates in 2009 drove this reduction.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Product sales	$167	$330	$86	$59	$-	$-	$253	$389
Less sales returns	(113)	-	(70)	-	-	-	(183)	-
Commercial collaborations	766	524	-	989	-	-	766	1,513
Contracts and grants	63	827	-	243	-	-	63	1,070
Total revenues	883	1,681	16	1,291	-	-	899	2,972
Operating expenses
Cost of sales - product	299	61	49	18	-	-	348	79
Cost of sales - warranty and inventory reserve	-	(2,865)	-	-	-	-	-	(2,865)
Research and development	4,175	6,798	159	2,352	962	1,220	5,296	10,370
Sales and marketing	-	-	-	-	1,208	1,435	1,208	1,435
Notes Receivable Extinguishment	-	-	-	-	-	1,722	-	1,722
General and administrative	372	148	23	53	5,202	5,502	5,597	5,703
Depreciation and amortization	670	549	648	592	89	72	1,407	1,213
Total operating expenses	5,516	4,691	879	3,015	7,461	9,951	13,856	17,657
Loss from operations	(4,633)	(3,010)	(863)	(1,724)	(7,461)	(9,951)	(12,957)	(14,685)
Other (expense) income
Interest expense	(3)	-	-	-	(28)	(50)	(31)	(50)
Interest income	-	-	-	-	119	630	119	630
Realized loss on investment	-	-	-	-	(18)	-	(18)	-
Loss on foreign exchange	-	-	-	-	(2)	(4)	(2)	(4)
Total other income, net	(3)	-	-	-	71	576	68	576

Net loss	(4,636)	(3,010)	(863)	(1,724)	(7,390)	(9,375)	(12,889)	(14,109)

Less: Noncontrolling interests' share	-	-	111	160	-	-	111	160

Net Loss	$(4,636)	$(3,010)	$(752)	$(1,564)	$(7,390)	$(9,375)	$(12,778)	$(13,949)

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the six months ended June 30, 2009 totaled $12.8 million ($0.13 per share) compared to a net loss of $13.9 million ($0.17 per share) in the same period of 2008.

Power and Energy Group net loss for the six months ended June 30, 2009 totaled $4.6 million compared to $3.0 million in the same period of 2008.  This decrease is primarily due to the reserve reversal relating to a letter agreement effective July 2008 with Phoenix, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

The net loss of All Other operations for the six months ended June 30, 2009 was $752,000 compared to $1.6 million in the same period of 2008.  This decrease is attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the battery production arena.

The net loss of corporate for the six months ended June 30, 2009 was $7.4 million compared to a net loss of $9.4 million in the same period of 2008.  This decrease is primarily related to the notes receivable extinguishment in 2008 due to a letter agreement effective July 2008 with Phoenix, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement was cancelled.

Revenues

Total revenues for the six months ended June 30, 2009 were $900,000 compared to $3.0 million for the same period of 2008.  We recorded sales returns from prior years of $183,000 during the six months ended June 30, 2009.  Our normal practice is not to accept product returns, consequently a reserve for returns had not been established in prior years, and we do not expect future sales returns.

Power and Energy Group revenue for the six months ended June 30, 2009 was $883,000 compared to $1.7 million in the same period of 2008.  This decrease is attributable to the completion of grant work with the Office of Naval Research and commercial collaboration revenue from AES of $500,000 in 2008.

Revenue of All Other operations for the six months ended June 30, 2009 was $16,000 compared to $1.3 million in the same period of 2008.  This decrease is attributable to the completion of commercial collaboration in 2008, primarily with Elanco Animal Health/Eli Lilly.

Operating Expenses

Cost of sales – warranty and inventory reserves had no expense for the six months ended June 30, 2009 compared to a warranty reserve reversal of $2.9 million in the same period of 2008.  The reserve reversal is primarily due to a letter agreement effective July 2008 with Phoenix, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

Total research and development expense decreased by $5.1 million, from $10.4 million in the six months ended June 30, 2008 to $5.3 million in the same period of 2009.  Power and Energy Group expense decreased $2.6 million associated with the completion of grant and commercial collaborations work in 2008, primarily with the Office of Naval Research and AES.  Research and development costs for All Other operations decreased $2.2 million attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the battery production arena.  The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.

Notes receivable extinguishment had no expense for the six months ended June 30, 2009 compared to an expense of $1.7 million in the same period of 2008.  The 2008 expense is due to a letter agreement effective July 2008 with Phoenix, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement was cancelled.

Other Income and Expense

Interest income decreased by $511,000, from $630,000 for the six months ended June 30, 2008 to $119,000 for the same period of 2009.  On average, a higher average level of cash during 2008 than in 2009 and lower interest rates in 2009 drove this reduction.

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

Item 4.       Controls and Procedures

(a)      Based on their evaluation as of June 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

Our government grants and contracts are subject to termination or delays by the government.

The government grants and contracts entered into by the Company are subject to termination or delay of funding at the election of the government.  A substantial portion of our revenue is derived from government grants and contracts.  As a result, any termination of such agreements would significantly reduce revenue and the capital to sustain operations and research.

Adverse economic conditions and government initiatives could reduce, delay or harm demand for our products.

The current financial markets and general economic environment are substantially weaker at present than they were during 2008.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and productions efforts and will continue to harm such efforts until development spending increases to prior levels.

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

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $30.1 million in 2008, and $13.0 million for the six months ended June 30, 2009. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

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

The current financial markets and general economic environment are substantially weaker at present than they were during 2008.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and productions efforts and will continue to harm such efforts until development spending increases to prior levels.

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

We are currently working with Sherwin-Williams to identify an interested third party to invest in AlSher and undertake the next phase in the proposed development of our titanium dioxide pigment manufacturing process, which is the construction of an approximately 5,000 ton per year demonstration plant.  Neither Sherwin-Williams nor Altair has indicated a willingness to fund this next phase of development.  Should the parties be unable to find an acceptable third party investor, the AlSher joint venture will in all likelihood be terminated and its remaining assets written off or sold.  If this joint venture is terminated, it is unlikely that we will realize any material revenue from its titanium dioxide pigment production process.

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

As of June 30, 2009, we had approximately $28.7 million in cash and cash equivalents.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition and joint venture opportunities or potential adverse events, our use of working capital may increase. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

We are a Canadian corporation, and two of our directors and our Canadian legal counsel are residents of Canada. A third and fourth director are residents of Dubai.  As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Dubai courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

Our government grants and contracts are subject to termination or delays by the government.

The government grants and contracts entered into by the Company are subject to termination or delay of funding at the election of the government.  A substantial portion of our revenue is derived from government grants and contracts.  As a result, any termination of such agreements would significantly reduce revenue and the capital to sustain operations and research.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held an Annual Meeting of Shareholders on June 4, 2009 at which the shareholders considered and voted as follows on the items described below:

1.
The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld /Abstentions	Broker Non-Votes
Jon Bengtson	49,387,186	4,876,668	1
Eqbal Al Yousuf	50,747,631	3,516,223	1
Terry Copeland	50,345,190	3,918,664	1
George Hartman	50,777,439	3,486,415	1
Robert Hemphill	51,197,491	3,066,363	1
Pierre Lortie	50,288,682	3,975,172	1
Robert G. van Schoonenberg	50,587,081	3,676,773	1

2.
The shareholders considered whether to appoint Perry-Smith, LLP as independent auditors and authorized the Audit Committee of the Board of Directors to fix their remuneration.  There were 52,253,121 votes cast in favor, 2,010,734 votes withheld, 1 vote not valid as the votes were not clearly indicated on the ballot, and no broker non-votes, which vote was sufficient for approval.

Item 6.  Exhibits

a)           See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 7, 2009	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

August 7, 2009	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	2007 Annual Incentive Bonus Plan, without redaction	Filed herewith
10.2	2008 Annual Incentive Bonus Plan, without redaction	Filed herewith
10.3	Amended and Restated Agreement dated August 4, 2009 with Spectrum Pharmaceuticals, Inc.	Filed herewith*
10.4	Product Purchase Agreement dated August 4, 2009 with Proterra LLC	Filed herewith*
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.