Form 10-Q
period 2009-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2009-11-09
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of November 3, 2009 the registrant had 105,519,855 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$23,939	$28,088
Restricted cash	1	-
Investment in available for sale securities	766	-
Accounts receivable, net	620	955
Product inventories	3,715	98
Prepaid expenses and other current assets	1,838	572
Total current assets	30,879	29,713

Investment in available for sale securities	3,277	3,174

Property, plant and equipment, net held and used	10,729	11,637

Property, plant and equipment, net held and not used	1,823	2,377

Patents, net	572	636

Other assets	500	534

Total Assets	$47,780	$48,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$1,625	$749
Accrued salaries and benefits	1,789	1,361
Accrued warranty	33	36
Accrued liabilities	763	765
Current portion of long-term debt	925	736
Total current liabilities	5,135	3,647

Long-term debt, less current portion	41	608

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
105,519,855 and 93,143,271 shares issued and
outstanding at September 30, 2009 and December 31, 2008	188,525	180,105
Additional paid in capital	10,735	5,378
Accumulated deficit	(156,987)	(140,892)
Accumulated other comprehensive loss	(611)	(1,873)
Total Altair Nanotechnologies, Inc’s stockholders’ equity	41,662	42,718
Noncontrolling interest in subsidiary	942	1,098
Total stockholders' equity	42,604	43,816

Total liabilities and stockholders' equity	$47,780	$48,071

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Product sales	$409	$166	$662	$555
Less sales returns	-	-	(183)	-
License fees	750	-	750	-
Commercial collaborations	122	129	888	1,642
Contracts and grants	386	1,507	449	2,577
Total net revenues	1,667	1,802	2,566	4,774
Operating expenses
Cost of sales - product	171	59	519	138
Cost of sales - warranty and inventory reserves	68	-	68	(2,865)
Research and development	2,219	3,320	7,516	13,690
Sales and marketing	761	661	1,969	2,096
Notes receivable extinguishment	-	-	-	1,722
Settlement and release	-	3,605	-	3,605
General and administrative	2,001	2,756	7,598	8,459
Depreciation and amortization	686	724	2,093	1,937
Total operating expenses	5,906	11,125	19,763	28,782
Loss from operations	(4,239)	(9,323)	(17,197)	(24,008)
Other income (expense)
Interest expense	(61)	(23)	(92)	(73)
Interest income	38	180	157	810
Realized gain on investment	868	-	850	-
Loss on foreign exchange	-	(1)	(2)	(5)
Total other income, net	845	156	913	732

Net loss	(3,394)	(9,167)	(16,284)	(23,276)

Less: Noncontrolling interests’ share	78	56	189	216

Net loss attributable to Altair Nanotechnologies, Inc.	$(3,316)	$(9,111)	$(16,095)	$(23,060)

Loss per common share - basic and diluted	$(0.03)	$(0.11)	$(0.16)	$(0.27)

Weighted average shares - basic and diluted	105,089,234	84,635,878	98,521,157	84,448,743

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, July 1, 2008	84,744,322	$165,599	$5,107	$(125,773)	$(1,584)	$43,349	$1,209	$-	$1,209	$44,558
Comprehensive loss:
Net loss	-	-	-	(9,111)	-	(9,111)	(56)	-	(56)	(9,167)
Other comprehensive
loss net of taxes of $0	-	-	-	-	(307)	(307)	-	-	-	(307)
Comprehensive loss:						(9,418)			(56)	(9,474)
Share-based compensation	-	68	440	-	-	508	-	-	-	508
Exercise of stock options	10,000	12	-	-	-	12	-	-	-	12
Exercise of warrants	373,949	727	-	-	-	727	-	-	-	727
Capital stock subscribed	5,882,353	10,000	-	-	-	10,000	-	-	-	10,000
Issuance of common stock	2,117,647	3,605	-	-	-	3,605	-	-	-	3,605
Balance, September 30, 2008	93,128,271	$180,011	$5,547	$(134,884)	$(1,891)	$48,783	$1,153	$-	$1,153	$49,936

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, July 1, 2009	105,519,855	$188,437	$10,479	$(153,670)	$(195)	$45,051	$987	$-	$987	$46,038
Investment from non-controlling interest	-	-	-	-	-	-	33	-	33	33
Comprehensive loss:
Net loss	-	-	-	(3,317)	-	(3,317)	(78)	-	(78)	(3,395)
Other comprehensive
loss net of taxes of $0	-	-	-	-	(416)	(416)	-	-	-	(416)
Comprehensive loss:						(3,733)			(78)	(3,811)
Share-based compensation	-	88	256	-	-	344	-	-	-	344
Balance, September 30, 2009	105,519,855	$188,525	$10,735	$(156,987)	$(611)	$41,662	$942	$-	$942	$42,604

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, January 1, 2008	84,068,377	$163,780	$5,490	$(111,824)	$(485)	$56,961	$1,369	$-	$1,369	$58,330
Comprehensive loss:
Net loss	-	-	-	(23,060)	-	(23,060)	(216)	-	(216)	(23,276)
Other comprehensive
loss net of taxes of $0	-	-	-	-	(1,406)	(1,406)	-	-	-	(1,406)
Comprehensive loss:						(24,466)			(216)	(24,682)
Share-based compensation	193,713	1,187	57	-	-	1,244	-	-	-	1,244
Exercise of stock options	324,211	510	-	-	-	510	-	-	-	510
Exercise of warrants	400,224	752	-	-	-	752	-	-	-	752
Recovery of short swing profits	-	177	-	-	-	177	-	-	-	177
Capital stock subscribed	5,882,353	10,000	-	-	-	10,000	-	-	-	10,000
Issuance of common stock	2,117,647	3,605	-	-	-	3,605	-	-	-	3,605
Issuance of restricted stock	141,746	-	-	-	-	-	-	-	-	-
Balance, September 30, 2008	93,128,271	$180,011	$5,547	$(134,884)	$(1,891)	$48,783	$1,153	$-	$1,153	$49,936

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$(1,873)	$42,718	$1,098	$-	$1,098	$43,816
Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	33	-	33	33
Net loss	-	-	-	(16,095)	-	(16,095)	(189)	-	(189)	(16,284)
Other comprehensive
gain net of taxes of $0	-	-	-	-	1,262	1,262	-	-	-	1,262
Comprehensive loss:						(14,833)			(189)	(15,022)
Share-based compensation	-	231	733	-	-	964	-	-	-	964
Issuance of common stock, net of $1.2 million issuance costs and $4.6 million warrant fair value costs	11,994,469	8,189	4,624	-	-	12,813	-	-	-	12,813
Issuance of restricted stock	382,115	-	-	-	-	-	-	-	-	-
Balance, September 30, 2009	105,519,855	$188,525	$10,735	$(156,987)	$(611)	$41,662	$942	$-	$942	$42,604

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,284)	$(23,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,093	1,937
Securities received in payment of license fees	(750)	-
Share-based compensation	964	1,244
Loss on disposal of fixed assets	10	96
Gain on sale of available for sale securities	(868)	-
Settlement and release	-	3,605
Accrued interest on notes receivable	-	(83)
Changes in operating assets and liabilities:
Restricted cash	(1)	-
Accounts receivable, net	335	(87)
Notes receivable from related party	-	1,722
Product inventories	(3,580)	(98)
Prepaid expenses and other current assets	(1,266)	393
Other assets	34	(500)
Trade accounts payable	875	(6,680)
Accrued salaries and benefits	428	(329)
Accrued warranty	(4)	(2,857)
Accrued liabilities	(3)	(217)

Net cash used in operating activities	(18,017)	(25,130)

Cash flows from investing activities:
Sale of available for sale securities	2,006	-
Purchase of available for sale securities	4	6
Purchase of property and equipment	(612)	(2,130)

Net cash provided by (used in) investing activities	1,398	(2,124)

		(continued)

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities:
Issuance of common stock shares for cash, net of issuance costs	$12,813	$-
Proceeds from exercise of stock options	-	510
Proceeds from exercise of warrants	-	752
Proceeds from recovery of short swing profits	-	177
Proceeds from notes payable	178	-
Payment of notes payable	(600)	(600)
Proceeds from long-term debt	58	-
Repayment of long-term debt	(12)	-
Contributions from minority interest	33	-

Net cash provided by financing activities	12,470	839

Net decrease in cash and cash equivalents	(4,149)	(26,415)

Cash and cash equivalents, beginning of period	28,088	50,146

Cash and cash equivalents, end of period	$23,939	$23,731

Supplemental disclosures:
Cash paid for interest	$89	$126

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the nine months ended September 30, 2009:
- We received stock valued at $750,000 in payment of license fees.
- We realized $868,000 of gain from the sale of Spectrum stock.
- We issued 382,115 shares of restricted stock to directors having a fair value of approximately $397,000 for which no cash will be received.
- We had an unrealized gain on available for sale securities of $481,099

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

The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of US $250,000 and CN $100,000 on non-interest bearing accounts.  At September 30, 2009 and December 31, 2008 there were no cash deposits in excess of FDIC insurance limits.  Additionally, we had $2.0 million and $852,000 at September 30, 2009 and December 31, 2008, respectively, in a money market fund that was and is insured at an unlimited amount through December 31, 2009.  Funds from this account are swept out to the operating bank accounts as funds are expended each period.

Our $766,000 investment in available for sale securities consists of 113,809 Shares of Spectrum Pharmaceuticals, Inc. common stock.  This stock was received in exchange for ownership assignment of all patent rights associated with RenazorbTM and RenalanTM compounds to Spectrum.  Spectrum must also pay us future milestone and royalty payments as they develop revenues for these compounds.

Restricted Cash - In February 2009, we opened a $450,000 certificate of deposit as collateral on our forward currency contract related to a forecasted transaction that was to be settled in Korean Won with an approximate value in US dollars of $2.2 million.  The transaction was not completed and the collateral was reduced in April 2009 to $1,000 in order to maintain an open credit line for anticipated future transactions.

Accounts Receivable - Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses.  We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss.

The allowance for doubtful accounts is as follows:

In thousands of dollars

Beginning Balance, January 1, 2009	$83
Additions charged to costs and expenses	193
Net deductions (write-offs, net of collections)	(112)
Ending Balance, September 30, 2009	$164

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities.  The components of comprehensive loss for the nine-month periods ended September 30, 2009 and 2008 are as follows:

In thousands of dollars	Nine months ended
	September 30,
	2009	2008
Net loss	$16,284	$23,276
Unrealized (gain)/loss on investment in available for sale securities, net of taxes of $0	(1,262)	1,407

Comprehensive loss	15,022	24,683

Comprehensive loss attributable to noncontrolling interest	(189)	(216)

Comprehensive loss attributable to Altair Nanotechnologies, Inc.	$14,833	$24,467

Long-Lived Assets - We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 23 years for our building and related building improvements.  If an impairment is indicated, the asset value is written to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until the Company’s products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

As a result of management’s determination to focus on the Power and Energy segment of the business and reduce resources committed to Performance Materials and Life Sciences, in combination with the delays experienced in commercializing our products, the following qualitative reviews were performed regarding our patents and fixed assets in addition to an undiscounted cash flow analysis to determine if our long-lived assets are impaired:

▪
Our Chief Technology Officer reviewed and confirmed that the capitalized patents with a net book value of $572,000, relating to processing titanium dioxide and pigment have not been impaired.  These patents also are the underlying basis for production of our nano-structured lithium titanate spinel (“LTO”), which is utilized as the anode material in our battery products in the Power and Energy segment.  LTO is a fundamental building block of our batteries; we do not see these patents’ value being impaired unless we are unable to commercialize our battery products.  We believe this outcome is unlikely.

▪
Detailed review of the Performance Materials fixed assets with a net book value of $676,000, was performed with operations management to understand the purpose, use, and potential disposition of these fixed assets.  Based on this detailed review, it was determined that the assets which consist primarily of production assets such as mills, furnaces and laboratory equipment suited for general use in our business would be re-purposed to the Power and Energy segment to support the anticipated growth in  sales volume within the next two years.  These assets are expected to have in-service lives at least equal to their depreciation lives and with reasonable ongoing maintenance are expected to continue functioning throughout that period.  If we are unable to commercialize our battery products, the value of these assets could be impaired, but we have reason to believe this outcome is unlikely.

▪
Fixed assets held by our joint venture with The Sherwin-Williams Company (“Sherwin-Williams”), AlSher Titania LLC (“AlSher”) with a net book value of $1,823,000, previously included in the Performance Materials segment, were also evaluated.  We are currently working with Sherwin-Williams and AlSher to identify and qualify an interested third party to purchase our interest in the AlSher joint venture.  AlSher is also actively seeking a partner or partners to participate in the next phase of their project to scale up to a 5,000 ton annual capacity pigment processing plant.  Based on information to date and preliminary indications of interest by third parties, it appears that the value of Altair’s interest in AlSher is expected to be recoverable and is sufficient to cover the cost of our interest in the AlSher fixed assets.  We will re-evaluate our determination if, after a reasonable period, we are unable to consummate a transaction relating to our interest in AlSher, we may recognize an impairment related to this asset group.

▪
Detailed review of the Life Sciences fixed assets with a net book value of $1,220,000, was performed with operations management to understand the purpose, use, and potential disposition of these fixed assets.  The assets relating to this segment are primarily building improvements that expand production and lab areas.  It was determined that these improvements do add to the value of the building and the space will be required for the expansion of  Power and Energy operations based on anticipated growth in sales volume within the next two years.  Failure to commercialize our battery products and a significant drop in real estate values could lead to impairment of these assets.  We believe that the occurrence of such events is unlikely.

▪
As of September 30, 2009, we estimate that our future cash flows, on an undiscounted basis, are greater than our $13.1 million investment in long-lived nanomaterial gross assets, the AlSher Titania joint venture, and our corporate facility.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment is utilized to fulfill contracts in all revenue categories.  Estimated future cash flows in connection with the AlSher Titania assets were based on the anticipated sale of our ownership interest in the joint venture.

Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, we believe that our long-lived assets are not impaired.

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  Our revenues were derived from product sales, commercial collaborations and contracts and grants. Revenue from product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to the future performance of services or deliveries of products are deferred until the performance of the service is complete or the product is shipped.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and revenue is recognized over the related time period which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

Derivatives and Hedging - Derivatives are held for purposes other than trading.  We account for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges.  The fair value of the derivatives is recorded in other current and noncurrent assets or liabilities in the consolidated balance sheet.  The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income/(loss) and are reclassified to sales, cost of goods sold, or other income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge.  The Company had no active hedges in place at September 30, 2009 or December 31, 2008.

Noncontrolling Interest - In April 2007, Sherwin-Williams entered into an agreement with us to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher is a joint venture combining certain technologies of ours and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin-Williams, AlSher, and us, we contributed to AlSher an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3.1 million.  We received no consideration for the license granted to AlSher other than our ownership interest in AlSher.  Sherwin-Williams contributed to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  AlSher is consolidated with our subsidiaries because we have a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The noncontrolling shareholder’s interest in the net assets and net income or loss of AlSher are reported as noncontrolling interest in subsidiary on the condensed consolidated balance sheet and as noncontrolling interest share in the condensed consolidated statement of operations, respectively.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting.
On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, the Company adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, the Company adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Business Combinations and Consolidation Accounting.
On January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes had no impact on the financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Financial Statements. The presentation and disclosure requirements of these changes were applied retrospectively.

On January 1, 2009, the Company adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes had no impact on the financial statements.

Other
On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.

On January 1, 2009, the Company adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the financial statements.

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on January 1, 2010. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3.  Fair Value Measurements

Our financial instruments are accounted for at fair value on a recurring basis.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A market or observable inputs is the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets by the fair value hierarchy at September 30, 2009:

In thousands of dollars

Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$3,277	$-	$-	$3,277
Spectrum Pharmaceuticals, Inc.	766	766	-	-
Investment in available for sale securities	$4,043	$766	$-	$3,277

The following table summarizes the valuation of our assets by the fair value hierarchy at December 31, 2008:

Assets at fair value:	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,816	$-	$-	$2,816
Spectrum Pharmaceuticals, Inc.	358	358	-	-
Investment in available for sale securities	$3,174	$358	$-	$2,816

The Spectrum Pharmaceuticals shares listed above for the period ended September 30, 2009 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum in which we licensed them the rights to RenalanTM in addition to RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock.

The Spectrum Pharmaceuticals shares listed above for the period ended December 31, 2008 were received as partial payment of licensing fees when Spectrum entered into a license agreement with us for RenaZorbTM in January 2005 and in payment of the first milestone achieved in June 2006.  The shares were sold during the quarter ended September 30, 2009.

The activity relating to assets valued on a recurring basis utilizing Level 3 inputs for the three months ended September 30, 2009 and September 30, 2008 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2009	Auction rate corporate notes 2008
Beginning Balance, July 1	$3,013	$3,126
Total gains or losses (realized/unrealized):
Included in other comprehensive income	266	(310)
Other adjustments	(2)	-
Ending Balance, September 30	$3,277	$2,816

The activity relating to assets valued on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2009 and September 30, 2008 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2009	Auction rate corporate notes 2008
Beginning Balance, January 1	$2,816	$3,912
Total gains or losses (realized/unrealized):
Included in other comprehensive income	465	(1,092)
Other adjustments	(4)	(4)
Ending Balance, September 30	$3,277	$2,816

The amount of total gains or losses for the nine months ended September 30, 2009 and September 30, 2008 respectively, included in other comprehensive income in Stockholder’s Equity attributable to the change in unrealized losses relating to assets still held at the reporting date was ($627,000) and ($1.1 million).  A realized gain of $868,000 was recorded during the third quarter associated with the sale of 240,000 shares of the Spectrum common stock that we held.

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, and a probability-weighted discounted cash flow analysis.  Underlying assumptions relating to the probability-weighted discounted cash flow analysis were changed from September 30, 2008 to September 30, 2009.  In 2008, the Company believed the market would recover and the auction rate notes would be liquidated prior to maturity based on a range of estimated time periods.  In 2009, the Company believes there is a greater likelihood that the market will not recover and as such assumes the auction rate notes may be held to maturity.

Note 4. Investment in Available for Sale Securities

Investment in available for sale securities (long-term) includes auction rate corporate notes and investments in common stock as discussed below.

The auction rate corporate notes are long-term instruments with expiration dates through 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a change in the liquidity of the auction rate market, sell orders have exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at September 30, 2009 to determine if they were impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the bonds that are the underlying collateral, prices of similar instruments, our ability to hold the notes to maturity, and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at September 30, 2009 their fair value was $3.3 million, representing a cumulative unrealized holding loss of approximately $627,000.  Based on our evaluation and our ability and intent to hold the investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at September 30, 2009.

At the beginning of the quarter, investment in available for sale securities (long-term) included 240,000 shares of Spectrum Pharmaceuticals, Inc. (“Spectrum”) common stock.  The shares were received as partial payment of licensing fees when Spectrum entered into a license agreement for RenaZorbTM in January 2005 and in payment of the first milestone achieved in June 2006.  On receipt, the shares were recorded at their market value of $1.1 million as measured by their closing price on the NASDAQ Capital Market.  On September 11, 2009 we sold these shares for $2.0 million, recognizing a gain of $868,000.

On August 4, 2009 we entered into an amended agreement with Spectrum where we assigned all patent rights associated with RenalanTM and RenaZorbTM.  As part of this Agreement, we received 113,809 unregistered and restricted shares of Spectrum common stock.  On receipt these shares were recorded at their market value of $750,000 as measured by their closing price on the NASDAQ Capital Market as of July 1, 2009.   This investment had a market value of $766,000 as of September 30, 2009.

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	September 30, 2009	December 31, 2008

Raw materials	$2,919	$98
Work in process	641	-
Finished goods	155	-
Total product inventories	$3,715	$98

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of September 30, 2009 and December 31, 2008, inventory consisted primarily of nano-structured lithium titanate spinel, battery cells and battery modules in various stages of the manufacturing process.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	September 30, 2009	December 31, 2008

Prepaid inventory purchases	$731	$-
Prepaid insurance	430	283
Deposits	337	25
Other prepaid expenses and current assets	340	264
Total prepaid expenses and other current assets	$1,838	$572

Our prepaid inventory purchases are associated with unfulfilled purchase orders of $2.3 million placed during the quarter ended September 30, 2009.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, insurance, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of September 30, 2009 and December 31, 2008 were:

In thousands of dollars

	September 30, 2009	December 31, 2008
Patents and patent applications	$1,518	$1,518
Less accumulated amortization	(946)	(882)
Total patents and patent applications	$572	$636

The weighted average amortization period for patents is approximately 16.5 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the nine months ended September 30, 2009 and September 30, 2008, was $42,000 in each period.  For each of the next five years, amortization expense relating to patents is expected to be approximately $85,000 per year.

Note 8.  Note Payable and Capital Leases

The current and long term amounts of the note payable and capital leases are as follows:

In thousands of dollars

	September 30, 2009	December 31, 2008
Note payable to BHP Minerals International, Inc.	$600	$1,200
Note payable to AICCO, Inc.	310	132
Capital leases	56	12
Subtotal	966	1,344
Less current portion	(925)	(736)
Long-term portion of notes payable and capital leases	$41	$608

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

On August 6, 2009, we entered into a financing arrangement with AICCO, Inc, our insurance provider to finance the annual cost of our insurance over ten months.  We issued a note to AICCO in the amount of $387,000, at an interest rate of 5.2% per annum.

Note 9.  Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers.

The total compensation cost charged in connection with the stock incentive plan was $1.3 million and $1.2 million for the nine-months ended September 30, 2009 and 2008, respectively.  During the nine-months ended September 30, 2009, 689,065 options vested at a weighted average price of $2.96.  During the nine-months ended September 30, 2008, 624,640 options vested at a weighted average price of $2.95. Cash received from stock option and warrant exercises was $0 and $1.3 million during the nine months ended September 30, 2009 and 2008, respectively.

Compensation expense of $1.3 million was recognized for the nine-months ended September 30, 2009, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  This expense consisted of $301,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized expense of stock options and restricted stock of $734,000 and $230,000, respectively, the offset of which is additional paid in capital of stockholders’ equity.  For the nine-months ended September 30, 2008, compensation expense of $1.2 million consisted of $237,000 related to the stock grant awards accrual of the “2008 Annual Incentive Bonus Plan”, amortized stock options of $844,000 and restricted stock expense of $159,000.

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 261,500 are outstanding and unexercised at September 30, 2009.  The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at September 30, 2009 is 4,700,709.

Total options granted for the nine-month periods ended September 30, 2009 and 2008 were 1,553,000 and 1,937,667, respectively.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and September 30, 2008 was $1.17 and $2.01, respectively.

As of September 30, 2009, there was $1.2 million of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of September 30, 2009.

Restricted Stock

During the nine-months ended September 30, 2009, the Board of Directors granted 382,115 shares of restricted stock under the plan with a weighted average fair value of $1.04 per share.  During the nine-months ended September 30, 2008, the Board of Directors granted 143,079 shares of restricted stock under the plan with a weighted average fair value of $2.11 per share.

As of September 30, 2009 we had $501,000 of total unrecognized compensation expense related to restricted stock which will be recognized over the weighted average period of 1.9 years.

Warrants

For the nine-months ended September 30, 2009, 6,596,958 warrants were issued in connection with the May 28, 2009 common stock offering at a strike price of $1.00 per share.  The warrants are fully vested at time of issuance and expire in seven years.  All of these warrants are outstanding at September 30, 2009.

Note 10.  Related Party Transactions

On April 20, 2008, we executed an Amended and Restated Agreement to recover Short-Swing Profits with Al Yousuf LLC, a United Arab Emirates limited liability company (“Al Yousuf”).  Section 16 of the Securities and Exchange Act of 1934 requires directors, officers and 10% beneficial owners of our stock to disgorge any short-swing profits realized on a non-exempt purchase and sale of our securities within any nine-month period.  Consistent with the terms of the Recovery Agreement, we received wire transfers (less wire transfer fees) in the amount of $177,210 from Al Yousuf.

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

Additionally, in January 2007, Phoenix issued 1.0 million shares of its common stock in consideration for the six-year exclusivity agreement within the United States of America included in the contract.  Phoenix did not make the minimum battery pack purchases required to retain their exclusivity in 2007.  The common stock shares received represented a 16.6% ownership interest in Phoenix.  The investment was recorded at $107,000 with the offset to deferred revenue, which was recognized on a straight-line basis until our agreement was terminated in July 2008.

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

On July 20, 2007, we entered into a multi-year Joint Development and Equipment Purchase Agreement with AES Energy Storage, LLC (“AES”), a subsidiary of global power leader The AES Corporation.  A member of the executive management team of AES also serves on our board of directors.  Under the terms of the Agreement, we will work jointly with AES to develop a suite of energy storage solutions for purchase by AES and potentially third parties.  On August 3, 2007, we received an initial $1,000,000 order, of which $500,000 was prepaid, in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  This product was designed and manufactured at our Indiana facilities, and was completed in December 2007.  The final installment of $500,000 was billed in June 2008 upon substantial completion of the testing of the prototype packs, of which payment was received in July 2008.

Note 11.  Other Transactions

On May 28, 2009, we sold 11,994,469 common shares to institutional investors.  The sales were made at $1.17 per share with net proceeds to the Company, after expenses of $12.8 million.  Warrants with a seven year expiration were also issued as a component of this offering to purchase 6,596,958 shares of stock at a price of $1.00 per share.

Note 12.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells nano-structured lithium titanate spinel, battery cells, battery packs, and provides related design and test services.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new significant development is being pursued in those areas by the Company.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three- and nine-month periods ended September 30, 2009 and September 30, 2008 is as follows:

In thousands of dollars

			Depreciation
		Loss/(Income)	and
Three Months Ended	Net Sales	From Operations	Amortization	Assets
September 30, 2009:
Power and Energy Group	$775	$1,549	$324	$10,240
All Other	892	(491)	314	5,103
Corporate	-	3,181	48	32,437
Consolidated Total	$1,667	$4,239	$686	$47,780

September 30, 2008:
Power and Energy Group	$1,685	$980	$334	$8,390
All Other	117	1,111	354	6,317
Corporate	-	7,232	36	40,097
Consolidated Total	$1,802	$9,323	$724	$54,804

In thousands of dollars

			Depreciation
		Loss	and
Nine Months Ended	Net Sales	From Operations	Amortization	Assets
September 30, 2009:
Power and Energy Group	$1,658	$5,949	$994	$10,240
All Other	908	343	962	5,103
Corporate	-	10,905	137	32,437
Consolidated Total	$2,566	$17,197	$2,093	$47,780

September 30, 2008:
Power and Energy Group	$3,366	$3,989	$883	$8,390
All Other	1,408	2,835	945	6,317
Corporate	-	17,184	109	40,097
Consolidated Total	$4,774	$24,008	$1,937	$54,804

In the table above, corporate expense in the Loss from Operations column includes overall company support costs as follows:  corporate research and development expenses: sales and marketing expenses; general and administrative expenses; and depreciation and amortization of the Reno headquarters building improvements.

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

Substantially all of our assets are held within the United States.

For the nine months ended September 30, 2009, we had sales to four major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2009 and the balance of their accounts receivable at September 30, 2009 were as follows:

In thousands of dollars

	Sales	Accounts Receivable and
	Nine Months Ended	Notes Receivable at
Customer	September 30, 2009	September 30, 2009
Power and Energy Group:
BAE Systems Science & Technology Inc	$482	$-
BAE Systems Marine Limited	$263	$-
Office of Naval Research	$378	$378
All Other:
Spectrum Pharmaceuticals, Inc.	$750	$1

For the nine months ended September 30, 2008, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2008 and the balance of their accounts receivable at September 30, 2008 were as follows:

In thousands of dollars

	Sales	Accounts Receivable and
	Nine Months Ended	Notes Receivable at
Customer	September 30, 2008	September 30, 2008
Power and Energy Group:
Office of Naval Research	$2,143	$1,143
AES	$500	$-
All Other:
Elanco Animal Health/Eli Lilly	$623	$-

Sales for the nine-month periods ended September 30, 2009 and 2008 by geographic area were as follows:

In thousands of dollars

	Sales	Sales
	Nine Months Ended	Nine Months Ended
Geographic information (a):	September 30, 2009	September 30, 2008
United States	$2,194	$4,375
Canada	-	248
Other foreign countries	372	151
Total	$2,566	$4,774

(a) Revenues are attributed to countries based on location of customer.

Note 13.  Subsequent Events

The Company evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements were issued.  No significant subsequent events occurred.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation (“MRS”), and Fine Gold Recovery Systems, Inc., a Nevada corporation (“Fine Gold”) which was dissolved on December 30, 2008.  AlSher Titania LLC, a Delaware limited liability company, is 70% owned by Altairnano, Inc.  We have registered or are in the process of registering the following trademarks: Altair Nanotechnologies Inc.®, Altair Nanomaterials, Inc.®, Altairnano®, ALTI-ESSTM, TiNano® and Nanocheck®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

Overview

The following discussion summarizes the material changes in our financial condition between December 31, 2008 and September 30, 2009 and the material changes in our results of operations and financial condition between the three-month and nine-month periods ended September 30, 2009 and September 30, 2008.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our research, development, production and marketing efforts are currently directed toward one primary market, the Power and Energy Storage market, with efforts in other areas being directed at supporting existing initiatives rather than developing any new products.  We are still, however, engaged in the following ongoing development and production efforts:

Power and Energy Group
•	The design, development, and production of our nano-lithium titanate battery cells, batteries, and battery packs as well as related design and test services.
•	The development, production and sale for testing purposes of electrode materials for use in a new class of high performance lithium ion batteries called nano-lithium titanate batteries.

All Other Operations
•	We are currently working with Sherwin-Williams and AlSher to identify and qualify an interested third party to purchase our interest in the AlSher joint venture.
•
Support on a consulting basis to Spectrum in their development of RenaZorbTM and RenalanTM, which are designed to be useful in the treatment of chronic kidney disease, hyperphosphatemia, and high phosphate levels in blood, associated with end stage renal disease.

Although contract research services, which are recorded in our Consolidated Statement of Operations under the Commercial Collaborations and the Contracts and Grants revenue lines, remain a high percentage of the revenue earned and revenue from product sales has been less than 20% of total year-to-date revenue, management is committed to broadening our product mix to include the sale of higher margin lithium ion batteries and packs, particularly in stationary power, transportation and military applications.  Revenues associated with research and development performed under our contracts with commercial customers (Commercial Collaborations) and contracts/grants with our government funded customers (Contract and Grants) were historically recorded in all of our segments, Power and Energy Group, Performance Materials, and Life Sciences based on the product focus of the research.  Historically, the business conducted in the Performance Materials segment relied heavily on commercial collaboration contracts and grants that did not generate meaningful profit margins.  The path to commercialize Performance Materials overall and particularly in certain segments required significant amounts of upfront investment with no clear path to commercialization.  The length of time to commercialize is also lengthy for the Life Sciences segment products.  As a small company with limited resources, management performed an analysis to determine how to best focus those resources on generating revenue and achieving break-even within the shortest amount of time.  In evaluating the prospects of products within each segment, management utilized the number of years to convert opportunities to revenue as a key indicator with one to two years representing an acceptable time frame.  A one to two year time frame was considered a realistic objective given the length of the sales cycle in the various markets and how far along we are in each market area in our sales efforts.  The analysis performed indicated that a shift to focusing primarily on the Power and Energy Group would be in the best interest of shareholders as the products within this segment had demonstrated performance and competitive advantages, as well as a shorter cycle to commercialization.  This focus will also continue to include contract research services, as well as grants that are targeted to develop our battery technology and ultimately lead to commercialization.  Compared to other battery technologies, our batteries provide rapid high power charge and discharge capability, significantly longer cycle and calendar life, a wide operating temperature range (-40oC to +55oC), increased operational safety and environmental cleanliness, and the industry’s highest roundtrip efficiency.  These are performance attributes highly sought after in the stationary power and transportation markets for rechargeable batteries.  We are also progressing in the government testing process on several of our military energy related projects which must be successfully completed before commercial volumes can be sold into the military.  We completed a very successful demonstration project of a large 2MW battery system with The AES Corporation in 2008 and this success has also provided impetus to our stationary power sales efforts.  One of the 1MW batteries included in the 2MW system built for AES has subsequently been connected to the electric grid near Philadelphia and is currently providing commercial frequency regulation services to the regional transmission organization, PJM Interconnection, for AES.

The current financial markets and general economic environment, although still weak, appear to be improving from the lows of 2008 and early 2009.  New credit availability is still severely constrained, and companies that would be candidates to purchase our products are only now beginning to cautiously consider new purchases.  We are currently seeing an increase in the volume of requests for quotes.

General Outlook

We have generated net losses in each fiscal year since incorporation, and the third quarter of 2009 was no different.  Revenues from product sales, commercial collaborations and contracts and grants decreased significantly in the first nine months of 2009 to $2.6 million compared to $4.8 million in the same period in 2008.  Operating expenses also declined significantly, though, from $28.8 million for the nine months ended September 30, 2008, to $19.8 million for the same period of 2009, continuing this trend as well.  The revenue decrease was due almost entirely to the lower dollar value of government grants being worked in 2009 compared to 2008.  We also experienced delays in customer commitments in the stationary power frequency regulation market.  The operating expense decline was primarily the result of decreases in Research and Development expenses due to the completion of a number of grants as well as the shift in Company focus away from Life Sciences and Performance Materials.  Our gross profit margins on customer contracts for research and development work are very low, leading us to shift our focus away from these opportunities. Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from licensing, manufacturing, product sales and other sources. We expect our nano lithium titanate batteries and battery materials to be a source of such higher-margin revenues.  Consequently, during the first nine months of 2009, we continued to expand the scope of our Power and Energy Group by (1) hiring additional staff and increasing temporary personnel to handle the conversion from a prototype to a commercial product, (2) adding additional sales and marketing personnel to focus on this market, and (3) acquiring additional test and production equipment.

Recent Business Developments and Status Updates

Power and Energy Group

As a result of the American Recovery and Reinvestment Act of 2009, the Federal Government has earmarked $2 billion for near-term alternate energy projects to construct the manufacturing capability in the U.S. for producing advanced batteries for the automotive market.  Another $4.5 billion has been earmarked for electric grid modernization projects.  Although our primary focus is not on the automotive market we do provide battery cells and systems to several EV bus manufacturers, and so we submitted a request for a $37.8 million grant to expand our nano-structured lithium titanate spinel manufacturing capability in Reno, NV and our battery assembly operations in Anderson, IN.  We were not one of the companies selected by the Department of Energy to receive one of these grants.  Grant recipients for the $4.5 billion were announced in late October 2009, and these grants were awarded to system integrators that provide a full service solution to electric grid modernization. While we were not eligible to directly receive any grants, we have been working with a number of companies that did submit grant applications.  We are hopeful that one or more of the companies that were awarded a grant will use our batteries as a portion of their solution.

In August 2009 we entered into a contract with Proterra LLC to provide them with battery modules for their manufacture of six buses for a number of different end customers.  These batteries will be delivered between September 2009 and early first quarter 2010.  We continue to work closely with Proterra and anticipate that as their business grows we will remain one of their important suppliers.  We generated $121,000 of revenue from Proterra in the quarter ending September 30, 2009 and anticipate additional revenues in the future.

In September 2008, we accepted a purchase order from DesignLine International USA (DLI) for the delivery of four complete battery module sets.  These hybrid electric vehicle (HEV) battery packs were to be used in demonstration buses for three city transit customers, and one for a modular testing program.   The DLI HEV bus operates in an electric-only mode for as much as 30 percent of its range and provides a 100 percent improvement in fuel economy over a diesel bus, with fuel savings of up to 6,000 gallons per year.   Due to a number of problems related to components outside of the battery cells and a disagreement on payment terms, this program is currently on hold and no additional work is being done with this customer until the open issues are resolved.

In September 2008, we received an order from BAE Systems for $349,000 to develop 32 batteries in support of the US Army’s artillery upgrade program.  These batteries were delivered and accepted by the customer on March 31, 2009.  We expect these batteries to successfully pass the remaining portion of the Army’s test program and be ready for deployment by the end of 2009. At that point sales will depend on congressional budgeting for the Army. We are also in advanced negotiations with BAE Systems Marine Limited and the UK Ministry of Defense (MoD) to develop a battery system for use in a British naval application.  We have successfully completed phase 1a of the project and are awaiting finalization of the contract for phase 1b which we anticipate starting during the first quarter of 2010.  Successful completion of this initial work is necessary before potential production orders from the MoD might be considered.  We generated no revenue from BAE Systems in the quarter ending September 30, 2009 and anticipate revenue with them beginning sometime in 2010.

In August 2007, we received an initial $1.0 million order in connection with the AES Joint Development and Equipment Purchase Agreement for a 500 kilowatt-hour energy storage product.  In accordance with this purchase order, two one-megawatt stationary battery packs (energy equivalent for each pack based on anticipated operational time is 250 kilowatt-hours of energy) were completed according to the delivery schedule in December 2007.  A testing program was developed and validated by KEMA, Inc., an independent agency and executed by AES personnel and subcontractors.  KEMA’s testing completed during the second quarter of 2008 showed the battery system successfully met the program’s specifications.  The demonstration also suggests that the technology could be used for several other utility applications.  Of these two one-megawatt battery packs, one has been relocated to Pennsylvania and hooked into the commercial electric grid managed by PJM providing ongoing ancillary services.  We understand that the second unit is targeted for the New York ISO (Independent System Operator) market and similarly connected to the electric grid in that area.   As a result of the impartial successful test results reported by KEMA and the commercial demonstration of the unit connected to the PJM grid, we have made inroads into other potential customers with opportunities that we expect to develop by mid 2010.

All Other Areas

In August 2008, the September 2007 Development Services Agreement which existed between us and Elanco Animal Health, a division of Eli Lilly and Company ("Elanco"), and related license agreements, were terminated.  Because all rights granted to Elanco under the original agreements reverted to us with the termination of those agreements, we explored licensing this technology and product to other interested parties.  On August 5, 2009 we assigned all patent rights related to animal and human products, including RenazorbTM and RenalanTM compounds, to Spectrum Pharmaceuticals Inc.  In return we received Spectrum restricted common stock, with a fair value of $750,000 which we recognized as royalty revenue during the quarter ended September 30, 2009 and a right to future royalties and milestone payments upon completion of certain specified events.

In April 2007, a new company, AlSher Titania LLC was formed.  AlSher Titania represents a joint venture with Sherwin-Williams, one of the world's leading manufacturers of paint and durable coatings.  Construction of the 100 ton pigment processing pilot plant in connection with the joint venture agreement was completed, and the plant was commissioned in February 2008.  Testing under the pilot program commenced, and although results have been positive, we have curtailed full operations at this time.  AlSher is working to identify and qualify an interested third party to purchase our interest in the AlSher joint venture and have engaged 5iTech to assist us in that effort.  The next phase of the development effort will include the construction of a 5,000 ton annual capacity processing plant.  During this third quarter an interested party was identified and advanced discussions on the sale of our interests in AlSher are progressing.

Some time ago we were notified by the Department of Defense of a $1.75 million grant award to pursue development of a nano-sensor project with Western Michigan University.  The contract for this award was finalized on September 3, 2009 and work commenced in the third quarter.  This project and similar activities will continue into the foreseeable future as long as they are able to make a positive contribution to our financial position; however, they are not the focus area of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible notes, stock options and warrants) and by the issuance of debt.  In May 2009 we closed a $14 million common stock financing.  We believe that this additional funding will provide us the working capital needed until order volume picks up.  If order volume fails to increase as anticipated, based on forecasted revenues for current contracts and those in the final negotiation stages, at our 2009 average net cash burn rate of $1.9 million per month, capital for approximately 12 months is available excluding any new business as of September 30, 2009.  Since most of our inventory build-up purchases were paid for in the third quarter, our anticipated cash burn rate is expected to return to, or fall below the average of $1.9 million per month.  Under this scenario, if no customer orders are received by late 2009, other measures to preserve cash on hand until order volume begins to increase would include: 1) reducing production levels and purchases of raw materials; 2) deferring discretionary expenditures such as capital purchases, internal research costs, training, and routine equipment and building maintenance; 3) defer filling or eliminating non-critical positions through attrition; and 4) as a final resort, reductions in workforce.  As we project forward for the next 24 months, if sales volume growth is slow and steady we would need to raise capital for capacity expansion in mid to late 2010.  On the other hand, if volume growth is relatively fast as the global economy starts to improve, we will need to raise additional capacity expansion capital earlier in order to fund the purchase of raw materials for the orders.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek to raise capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms.  To raise capital in the future, we expect to issue equity securities and/or convertible debt securities.  In support of this belief we filed a new shelf registrations statement with the SEC for $150 million on September 18, 2009 which was declared effective on October 26, 2009.

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

On August 6, 2009, we entered into a financing arrangement with AICCO, Inc, our insurance provider, where we finance the annual cost of our insurance over ten months.  We issued to AICCO a note in the amount of $387,000, at an interest rate of 5.2%.

Our cash and short-term investments decreased by $4.2 million, from $28.1 million at December 31, 2008 to $23.9 million at September 30, 2009. Net cash used in operating activities for the nine months ended September 30, 2009 totaled $18.1 million compared to $25.1 million for the nine months ended September 30, 2008.  The significant decrease in cash used in operating activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily reflects reduction of accounts payable of approximately $5.5 million relating to significant one-time or annual payments made in the first quarter of 2008, which included: $2.4 million of commission and expenses paid to the placement agent in connection with our sale of common shares in November 2007; $1.8 million paid in connection with the 2007 bonus plan; and $1.3 million of raw materials purchases made in 2007 in anticipation of receipt of the next sales order from Phoenix under the 2007 purchase agreement were paid in the first quarter of 2008.  Cash expended on research and development activities decreased by approximately $6.2 million in the first nine months of 2009 primarily attributable to the completion of customer contracts and grants in 2008 (AES Energy Storage LLC, Elanco Animal Health, and The Department of Energy) and the realignment of resources relating to the shift in focus from the Performance Materials and Life Sciences segments to the Power and Energy Group.  Additionally, no bonus payments were made in the first quarter of 2009, as the bonus targets for 2008 were not achieved.

Investing activities for the nine months ended September 30, 2009 reflect the purchase of property and equipment of $612,000 compared to property and equipment purchases of $2.1 million made for the nine months ended September 30, 2008.   No significant capital expenditures are anticipated through December 2009 based on current production volumes.  Additionally, 240,000 shares of Spectrum common stock held by the Company were sold for $2.0 million in 2009 compared to no sales in 2008.

The cash provided by financing activities of $12.5 million for the nine months ended September 30, 2009 primarily reflects the $12.8 million common stock financing in May, net of issuance costs, and a payment of the note payable on our building.   In 2008, the cash provided by financing activities of $839,000 included proceeds from the exercise of stock options, warrants and recovery of short swing profits totaling $1.4 million offset by a $600,000 payment of notes payable on our building.

As we moved into the second half of 2009 we started building up our inventory in anticipation of sales later in the year and early 2010.  Depending on the time lag between the initial inventory buildup and the actual sales our cash balance will be negatively impacted.  As of September 30, 2009, we have unfulfilled inventory purchase orders of $3.5 million and do not anticipate placing substantial additional orders unless order volume increases.  Liquidity will be a consideration in our final determination of production volumes.

During 2008 we went through a rigorous process of re-evaluating our overall Company strategy and determining what approach would most likely result in the creation of the greatest shareholder value.  During the course of that reassessment, we examined the anticipated overall size of the different markets that we were engaged in, our level of expertise, the existing competitors, opportunities and resources required in order for Altairnano to be a competitive participant in each market.  We determined that in the Life Sciences arena our products would require another two to six years of testing before any of them could get through the regulatory approval process and become commercially viable products that could generate revenue for us.  In the Performance Materials arena, we concluded that there were no clear paths to commercialization for the various products we were developing, nor was the size of those potential markets known.  In the power and energy storage market, we determined that there were potential large market opportunities in the stationary power and renewables integration market segments and that customers in those market segments were facing real problems today that our batteries could solve.  Consequently, from a liquidity and capital resources perspective we determined that continuing to pursue the Life Sciences and Performance Materials markets would consume a substantial amount of capital over the next four plus years with a very uncertain expectation of revenues that could be generated from this activity.  This situation would have a negative impact on shareholder value and as a result, we curtailed our efforts in these areas.  In the Power and Energy Group arena, however, we believe that the revenue opportunity for the resources consumed is much greater and nearer in term.  We recognize that use of rechargeable batteries in stationary power and renewables integration is an emerging market and that the market is competitive with a limited number of potential customers whose cash flow and research budgets may significantly affect our near term business prospects. Nevertheless, given the competitive strength of our batteries relative to the needs of the market, we believe that we have an opportunity to become an early leader in a potentially large market.

Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.  The shift in focus to the Power and Energy Group and reduction in resources committed to our other business units has allowed us to re-direct funding to our battery development and commercialization activities, which are anticipated to be higher margin with a shorter cycle to commercialization than our performance materials and pharmaceutical candidates.  We do not believe that this shift in focus will have a material effect on our sources of cash.  Our cash outflow in the Life Sciences and Performance Materials markets was considerably greater than our cash inflow.  We expect the focus on the Power and Energy Group to allow us to present a more consistent story to the market in future fund-raising efforts.  Delay in commercialization of our product sales efforts beyond 2009 would, however, likely have a negative effect on our ability to raise capital and lead to an increase in the cost of capital.

At November 3, 2009, we had 105,519,855 common shares issued and outstanding.  As of that same date, there were outstanding warrants to purchase up to 7,028,440 common shares and options to purchase up to 4,926,584 common shares.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2009:

In thousands of dollars
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$957	$957	$-	$-	$-
Interest on Notes Payable	42	42	-	-	-
Contractual Service Agreements	479	269	210	-	-
Facilities and Property Leases	930	369	561	-	-
Unfulfilled Purchase Orders (a)	4,486	4,486	-	-	-
Total Contractual Obligations	$6,894	$6,123	$771	$-	$-

(a)	Includes unfulfilled inventory purchase orders as of September 30, 2009 of $3.2 million.

Beginning in the second quarter of 2008, we revised our capital acquisition policy to lease capital acquisitions that meet our business case criteria.  Since the Company is not yet in a cash flow positive state, we have had limited opportunity to implement this change in policy.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2009.

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

•
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  These assets are initially evaluated for capitalization.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred.  At September 30, 2009, the carrying value of these assets was $13.1 million, or 27% of total assets.  We evaluate the carrying value of long-lived assets when events or circumstances indicate that impairment may exist.  In our evaluation, we estimate the net undiscounted cash flows expected to be generated by the assets and recognize impairment when such cash flows will be less than the carrying values.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or the partial or complete lapse of technology rights protection.  (see Note 2 for Long-Lived Assets for discussion of evaluations performed)

•
Share-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  We calculate compensation expense using a Black-Scholes Merton option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use are appropriate and reasonable.

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

•
Inventory.  The Company values its inventories generally at the lower of cost (first-in, first-out method) or market.  We employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted quarterly.  Overhead rates are recorded to inventory based on normal capacity.  Any idle facility costs or excessive spoilage are recorded as current period charges.

•
Deferred Income Tax.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of September 30, 2009.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of September 30, 2009.  Due to the significant increase in common shares issued and outstanding from 2005 through 2008, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

•
Valuation Allowance – Long-Term Investments.  We currently have $3.9 million in auction rate securities that are classified as Investments in Available for Sale Securities.  Until the market for these securities collapsed in late 2007 they were very liquid and treated the same as Cash and Equivalent Securities.  Since the market collapse, however, we have had to use a Level 3 measurement to determine their fair value and the resulting impairment associated with these securities.  Level 1 analysis is unavailable because there is no longer an actively traded market for these securities.  Level 2 analysis is also unavailable because there are no other significant observable inputs upon which an analysis could be based.  Consequently, we have assessed the fair value of these securities using a probability-weighted discounted cash flow analysis.  In this model, we weighted two separate sets of scenarios: 1) three scenarios that consider future recovery of the market; and 2) two scenarios that assume the notes will be held to maturity.  These scenarios consider the length of time that we believe will be required in order for the security to be liquidated.  Given the current strength of the book runner, the strong ratings of the underlying bond collateral, and the small number of defaults that have occurred with companies comprising the collateral notes, we believe that the two auction rate securities we have will ultimately be redeemed at their face value.  Under each of the scenarios, we calculated a total cash flow using assumed contractual rates for each period until the anticipated liquidation date.  We assumed constant weighted average contractual rates over these periods.  We then applied a discount rate to each scenario commensurate with the level of risk associated with these securities to compute a Net Present Value.  These five scenarios were then weighted to arrive at a total probability adjusted Net Present Value of all scenarios which equates to fair value.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Product sales	$268	$114	$141	$52	$-	$-	$409	$166
Less sales returns	-	-	-	-	-	-	-	-
License fees	-	-	750	-	-	-	750	-
Commercial collaborations	121	53	1	76	-	-	122	129
Contracts and grants	386	1,518	-	(11)	-	-	386	1,507
Total revenues	775	1,685	892	117	-	-	1,667	1,802
Operating expenses
Cost of sales - product	163	42	8	17	-	-	171	59
Cost of sales - warranty and inventory reserve	68	-	-	-	-	-	68	-
Research and development	1,754	2,225	24	840	441	255	2,219	3,320
Sales and marketing	-	-	-	-	761	661	761	661
Settlement and release	-	-	-	-	-	3,605	-	3,605
General and administrative	15	64	55	17	1,931	2,675	2,001	2,756
Depreciation and amortization	324	334	314	354	48	36	686	724
Total operating expenses	2,324	2,665	401	1,228	3,181	7,232	5,906	11,125
(Loss)/Income from operations	(1,549)	(980)	491	(1,111)	(3,181)	(7,232)	(4,239)	(9,323)
Other (expense) income
Interest expense	(1)	-	-	-	(60)	(23)	(61)	(23)
Interest income	-	-	-	-	38	180	38	180
Realized gain on investment	-	-	868	-	-	-	868	-
Loss on foreign exchange	-	-	-	-	-	(1)	-	(1)
Total other income, net	(1)	-	868	-	(22)	156	845	156

Net loss	(1,550)	(980)	1,359	(1,111)	(3,203)	(7,076)	(3,394)	(9,167)

Less: Noncontrolling interests' share	-	-	78	56	-	-	78	56

Net (Loss)/Income	$(1,550)	$(980)	$1,437	$(1,055)	$(3,203)	$(7,076)	$(3,316)	$(9,111)

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the quarter ended September 30, 2009 totaled $3.3 million ($0.03 per share) compared to a net loss of $9.1 million ($0.11 per share) in the third quarter of 2008.

Power and Energy Group net loss for the quarter ended September 30, 2009 was $1.6 million compared to a net loss of $980,000 in the same quarter of 2008.  This decrease is primarily due to the reduction of $1.1 million in revenue relating to the Office of Naval Research phase I grant.  Billing under the phase II grant began late in Q2 2009.

All Other operations for the quarter ended September 30, 2009 swung to a profit of $1,437,000 compared to a net loss of $1,056,000 in the same quarter of 2008.  This improvement is attributable to license fee revenue of $750,000 during Q3 2009, a reduction in Research and Development costs of $816,000 and from an $868,000 realized gain from the sale of stock.

The net loss for corporate during the quarter ended September 30, 2009 was $3.2 million compared to a net loss of $7.1 million in the same quarter of 2008.  This decrease is primarily related to a settlement agreement with Al Yousuf LLC in Q3 2008 and higher administrative employee costs and legal patent costs in Q3 2008.

Revenues

Total revenues for the quarter ended September 30, 2009 were $1,667,000 compared to $1,802,000 for the same period of 2008.  License fees increased by $750,000 and contracts and grants decreased by $1,121,000.

Power and Energy Group net revenue for the quarter ended September 30, 2009 was $775,000 compared to $1,685,000 for the same period of 2008.  This decrease is primarily due to the reduction of $1.1 million in revenue relating to the Office of Naval Research phase I grant.  Billing under the phase II grant began late in Q2 2009.

Net revenue of All Other operations for the quarter ended September 30, 2009 were $892,000 compared to $117,000 for the same period of 2008.  This increase is attributable to one-time license fee revenue from Spectrum Pharmaceuticals.

Operating Expenses

Product cost of sales increased in the third quarter of 2009 as we modestly ramped up power module revenue in the Power and Energy Group.  It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.

Total research and development expense decreased by $1.1 million, from $3.3 million in the third quarter of 2008 to $2.2 million in the same quarter of 2009.  Power and Energy Group expense decreased $470,000 from 2008 to 2009 due to a lower overall cost structure and due to completion of certain research grants in 2008.  Research and development costs for All Other operations decreased $816,000 million attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the Power and Energy Group.  The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.  The Corporate segment research and development expenses increased $186,000 from 2008 to 2009.

Settlement and release expense of $3.6 million in 2008 resulted from a settlement agreement with Al Yousuf LLC related to claims associated with their November 2007 investment in the Company.

General and administrative expense decreased by $755,000 from $2.8 million in the third quarter of 2008 to $2 million in the same quarter of 2009.  This decrease was primarily due to $700,000 in reduced employee costs, $400,000 in reduced legal costs netted with the one-time $300,000 cost of implementing a new ERP software system.

Other Income and Expense

Realized gain on investment of $868,000 in the third quarter of 2009 is a result of the sale of 240,000 shares of Spectrum common stock at a higher market price than recorded on our books when the stock was originally received as payment from Spectrum for the achievement of certain contract milestones.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Product sales	$435	$444	$227	$111	$-	$-	$662	$555
Less sales returns	(113)	-	(70)	-	-	-	(183)	-
License fees	-	-	750	-	-	-	750	-
Commercial collaborations	887	577	1	1,065	-	-	888	1,642
Contracts and grants	449	2,345	-	232	-	-	449	2,577
Total revenues	1,658	3,366	908	1,408	-	-	2,566	4,774
Operating expenses
Cost of sales - product	491	102	28	36	-	-	519	138
Cost of sales - warranty and inventory reserve	68	(2,865)	-	-	-	-	68	(2,865)
Research and development	5,929	9,022	184	3,192	1,403	1,476	7,516	13,690
Sales and marketing	-	-	-	-	1,969	2,096	1,969	2,096
Notes Receivable Extinguishment	-	-	-	-	-	1,722	-	1,722
Settlement and release						3,605		3,605
General and administrative	125	213	77	70	7,396	8,176	7,598	8,459
Depreciation and amortization	994	883	962	945	137	109	2,093	1,937
Total operating expenses	7,607	7,355	1,251	4,243	10,905	17,184	19,763	28,782
Loss from operations	(5,949)	(3,989)	(343)	(2,835)	(10,905)	(17,184)	(17,197)	(24,008)
Other (expense) income
Interest expense	(4)	-	-	-	(88)	(73)	(92)	(73)
Interest income	-	-	-	-	157	810	157	810
Realized loss on investment	-	-	868	-	(18)	-	850	-
Loss on foreign exchange	-	-	-	-	(2)	(5)	(2)	(5)
Total other income, net	(4)	-	868	-	49	732	913	732

Net loss	(5,953)	(3,989)	525	(2,835)	(10,856)	(16,452)	(16,284)	(23,276)

Less: Noncontrolling interests' share	-	-	189	216	-	-	189	216

Net (Loss)/Income	$(5,953)	$(3,989)	$714	$(2,619)	$(10,856)	$(16,452)	$(16,095)	$(23,060)

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the nine months ended September 30, 2009 totaled $16.1 million ($0.16 per share) compared to a net loss of $23.1 million ($0.27 per share) in the same period of 2008.

Power and Energy Group net loss for the nine months ended September 30, 2009 totaled $6.0 million compared to $4.0 million in the same period of 2008.  This loss increase is primarily due to the reserve reversal relating to a letter agreement effective July 2008 with Phoenix, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.  This created a $2.9 million warranty credit in the third quarter of 2008.

All Other operations swung to a profit for the nine months ended September 30, 2009 of $714,000 compared to a loss of $2.6 million in 2008.  This change was primarily due to reduction of research and development costs in this segment with a shift in focus and realignment of resources from Life Sciences and Performance Materials to the battery production arena.

The net loss of corporate for the nine months ended September 30, 2009 was $10.9 million compared to a net loss of $16.5 million in the same period of 2008.  This decrease in net loss is partially due to the notes receivable extinguishment in 2008 due to a letter agreement effective July 2008 with Phoenix, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement were cancelled.  This decrease in net loss is also due to settlement and release expense of $3.6 million in 2008 resulting from a settlement agreement with Al Yousuf LLC related to claims associated with their November 2007 investment in the Company

Revenues

Total revenues for the nine months ended September 30, 2009 were $2.6 million compared to $4.8 million for the same period of 2008.  This revenue reduction was primarily from the completion of certain contracts and grants with government agencies and the termination of a joint collaboration with Eli Lilly in 2008.

Power and Energy Group revenue for the nine months ended September 30, 2009 was $1.7 million compared to $3.4 million in the same period of 2008.  This decrease is primarily due to the reduction of $1.1 million in revenue relating to the Office of Naval Research phase I grant.  Billing under the phase II grant began late in Q2 2009.

Revenue of All Other operations for the nine months ended September 30, 2009 was $909,000 compared to $1.4 million in the same period of 2008.  This decrease is attributable to the termination of a commercial collaboration in July 2008 with Eli Lilly.

Operating Expenses

Product cost of sales were unusually high in 2009 and unusually low in 2008.  Costs in 2009 of $491,000 included certain manufacturing ramp-up costs associated with bringing our manufacturing capacity up to meet expected customer demand in Q4 2009 and in 2010.  Product cost of sales in 2008 were unusually low relative to product sales as certain discontinued battery cells sold in 2008 had already been written off to cost of sales in 2007.

Warranty and inventory reserve expense totaled $68,000 for the nine months ended September 30, 2009 compared to a warranty reserve reversal of $2.9 million in the same period of 2008.  The reserve reversal in 2008 is primarily due to an agreement effective July 2008 with Phoenix Motorcars, whereby the 2007 Purchase and Supply Agreement was terminated and all outstanding issues with respect to the warranty associated with the 47 battery packs sold in 2007 were resolved.

Total research and development expense decreased by $6.2 million, from $13.7 million in the nine months ended September 30, 2008 to $7.5 million in the same period of 2009.  Power and Energy Group expense decreased $3.1 million associated with the completion of grant and commercial collaborations work in 2008, primarily with the Office of Naval Research and AES.  Research and development costs for All Other operations decreased $3.0 million attributable to a shift in focus and realignment of resources from Life Sciences and Performance Materials to the battery production arena.  The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.  These costs decreased by 5% from 2008 to 2009.

Notes receivable extinguishment expense of $1.7 million in the nine months ending September 30, 2008 relates to an agreement effective July 2008 with Phoenix Motorcars, whereby all accounts receivable and notes receivable relating to the 2007 Purchase and Supply Agreement were cancelled.

Settlement and release expense of $3.6 million in 2008 resulted from a settlement agreement with Al Yousuf LLC related to claims associated with their November 2007 investment in the Company.

Other Income and Expense

Interest income decreased by $653,000, from $810,000 for the nine months ended September 30, 2008 to $157,000 for the same period of 2009.  A higher average level of daily cash on hand during 2008 than in 2009 and lower interest rates in 2009 drove this reduction.

Realized gain on investment of $868,000 in the third quarter of 2009 is from the sale of 240,000 shares of Spectrum common stock at a higher market price than recorded on our books when the stock was originally received as payment from Spectrum for the achievement of certain contract milestones.

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

Item 4.  Controls and Procedures

(a)  Based on their evaluation as of September 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

The government grants and contracts entered into by the Company are subject to termination or delay of funding at the election of the government.  A substantial portion of our current revenue is derived from government grants and contracts.  As a result, any termination of such agreements would significantly reduce revenue and the capital to sustain operations and research.

Adverse economic conditions and government initiatives could reduce, delay or harm demand for our products.

Although they appear to be recovering, the current financial markets and general economic environment are still very weak with the ability of companies to borrow money difficult.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, bus and automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and production efforts and will continue to harm such efforts until development spending increases to prior levels.

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

We have altered the following risk factor regarding our relationship with Spectrum Pharmaceuticals, Inc. to reflect changes arising from our recent agreement with Spectrum:

We will not generate substantial milestone and royalty revenues from  life science products unless proposed products receive FDA approval and achieve substantial market penetration.

We have assigned ownership of RenazorbTM and RenalanTM, to Spectrum Pharmaceuticals.  These are potential drug candidates for humans and animals respectively with kidney disease.  These potential life science applications are subject to regulation by the FDA and similar regulatory bodies. Our agreement with Spectrum calls for milestone payments as certain milestones related to the development of the products and the obtaining of regulatory approval are met.  The agreement also calls for the payment of royalties to us, however, our receipt of such royalties is subject to the receipt by Spectrum of substantial recurring revenues which are generally tied to the receipt of marketing approval from the FDA and the amount of revenue generated from the sale of end products. There are substantial risks associated with this agreement, including the following:

•
Further testing of potential life science products using this technology may indicate that such products are less effective than existing products, unsafe, have significant side effects or are otherwise not viable;

•
Spectrum may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; in this regard, we note that Spectrum has been significantly delayed in testing on RenazorbTM; and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by Spectrum.

If any of the foregoing risks, or other risks associated with these products were to occur, we would not receive substantial, recurring revenue from this agreement with Spectrum, which would adversely affect our overall business, operations and financial condition.

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

We have experienced a net loss in every fiscal year since our inception. Our losses from operations were $30.1 million in 2008, and $17.2 million for the nine months ended September 30, 2009. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

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

Although they appear to be recovering, the current financial markets and general economic environment are still very weak with the ability of companies to borrow money difficult.  Our products are targeted primarily at large power producers, the U.S. and British military, military contractors and, to a lesser extent, bus and automobile manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target market have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending is harming our development and productions efforts and will continue to harm such efforts until development spending increases to prior levels.

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

We rely on certain suppliers as the sole-source of certain services, raw materials and other components of our products.  We do not have long-term supply or service agreements with a number of these suppliers.  As a result, the providers of such services and components could terminate or alter the terms of service or supply with little or no advance notice.  If our arrangements with any sole-source supplier were terminated or such a supplier failed to provide essential services or deliver essential components on a timely basis or introduced unacceptable price increases, our production schedule would be delayed, possibly by as long as nine months.  Any such delay in our production schedule would result in delayed product delivery and may also result in additional production costs, customer losses and litigation.

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

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on stationary power, military and transportation applications.  In the transportation and military markets, batteries containing our nano-structured LTO materials are designed to replace or supplement gasoline and diesel engines.  In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable sources.  The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

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

Our nano-structure LTO battery materials and battery business has historically been dependent upon a few customers, including the U.S. government, affiliates of AES Corporation and smaller companies developing electric or hybrid electric cars and buses.  In addition, most of these customers are development partners, who are subsidizing the research and development of products for which they may be the sole, or one of a few, potential purchasers.  As a result of the current small number of potential customers and partners, our existing customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms.  This may harm our attempts to sell products at prices that reflect desired gross margins.  In addition, the decision by a single customer to abandon use or development of a product, or budget cutbacks and other events harming the ability of a single customer to continue to purchase products or continue development, may significantly harm both our financial results and the development track of one or more products.

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

We will not generate substantial milestone and royalty revenues from  life science products unless proposed products receive FDA approval and achieve substantial market penetration.

We have assigned ownership of RenazorbTM and RenalanTM, to Spectrum Pharmaceuticals.  These are potential drug candidates for humans and animals respectively with kidney disease.  These potential life science applications are subject to regulation by the FDA and similar regulatory bodies. Our agreement with Spectrum calls for milestone payments as certain milestones related to the development of the products and the obtaining of regulatory approval are met.  The agreement also calls for the payment of royalties to us, however, our receipt of such royalties is subject to the receipt by Spectrum of substantial recurring revenues which are generally tied to the receipt of marketing approval from the FDA and the amount of revenue generated from the sale of end products. There are substantial risks associated with this agreement, including the following:

•
Further testing of potential life science products using this technology may indicate that such products are less effective than existing products, unsafe, have significant side effects or are otherwise not viable;

•
Spectrum may be unable to obtain FDA or other regulatory approval for technical, political or other reasons or, even if it obtains such approval, may not obtain such approval on a timely basis; in this regard, we note that Spectrum has been significantly delayed in testing on RenazorbTM and

•
End products for which FDA approval is obtained, if any, may fail to obtain significant market share for various reasons, including questions about efficacy, need, safety and side effects or because of poor marketing by Spectrum.

If any of the foregoing risks, or other risks associated with these products were to occur, we would not receive substantial, recurring revenue from this agreement with Spectrum, which would adversely affect our overall business, operations and financial condition.

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

As of September 30, 2009, we had approximately $23.9 million in cash and cash equivalents.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition and joint venture opportunities or potential adverse events, our use of working capital may increase. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue unfinished testing and additional development work and, if certain of our products are commercialized, construct and operate facilities for the production of those products.

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

Under NASDAQ rules, a stock listed on NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.  During late 2008 and throughout 2009, the minimum bid price for our common shares has fallen below $1.00 on a number of occasions.  As a matter of practice, NASDAQ generally gives a company a notice of non-compliance if its common shares trade below $1.00 for 30 consecutive trading days. After receiving the notice, the company is required to file a Form 8k announcing the NASDAQ action and then has 180 days to come into compliance if it meets the other requirements for listing on the NASDAQ.  The Company generally demonstrates compliance if its stock then trades above $1.00 per share for 10 consecutive trading days. NASDAQ temporarily suspended its minimum bid price requirements until July 2009 in light of recent declines in the value of equity securities overall but has since reinstated the requirement.  Accordingly, if the price of our common shares trades below $1.00 for a sustained period of time, or if NASDAQ decides to delist our common shares based upon a one-time violation of the bid-price rule or any other rule, we may be delisted from the NASDAQ Capital Market.

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

We have never declared or paid cash dividends on our common shares. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our common shares in the foreseeable future.

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

Altair Nanotechnologies Inc.

November 9, 2009	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

November 9, 2009	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497

3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith