Form 10-Q
period 2010-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2010-05-10
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2010

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

As of May 7, 2010 the registrant had 105,400,728 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$12,350	$18,122
Investment in available for sale securities	525	505
Accounts receivable, net	840	683
Product inventories	5,932	5,043
Prepaid expenses and other current assets	1,640	1,820
Total current assets	21,287	26,173

Investment in available for sale securities	2,448	2,587

Property, plant and equipment, net held and used	8,749	8,670

Property, plant and equipment, net held and not used	2,096	2,211

Patents, net	483	551

Other assets	125	125

Total Assets	$35,188	$40,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$2,387	$1,783
Accrued salaries and benefits	1,567	625
Accrued warranty	82	79
Accrued liabilities	539	758
Current portion of long-term debt	94	810
Total current liabilities	4,669	4,055

Long-term debt, less current portion	33	37

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
105,400,728 shares issued and
outstanding at March 31, 2010 and December 31, 2009	188,577	188,515
Additional paid in capital	11,325	10,933
Accumulated deficit	(168,271)	(162,204)
Accumulated other comprehensive loss	(1,682)	(1,560)
Total Altair Nanotechnologies, Inc.’s stockholders’ equity	29,949	35,684

Noncontrolling interest in Subsidiary	537	541
Total stockholders’ equity	30,486	36,225

Total Liabilities and Stockholders' Equity	$35,188	$40,317

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Product sales	$75	$191
Commercial collaborations	294	699
Contracts and grants	823	12
Total revenues	1,192	902

Cost of goods sold
Product	53	185
Commercial collaborations	178	229
Contracts and grants	611	22
Warranty and inventory reserves	53	-
Total cost of goods sold	895	436

Gross profit	297	466

Operating expenses
Research and development	2,439	3,044
Sales and marketing	1,185	601
General and administrative	2,286	2,560
Depreciation and amortization	476	733
Total operating expenses	6,386	6,938
Loss from operations	(6,089)	(6,472)

Other (expense) income
Interest expense	(8)	(18)
Interest income	26	71
Realized loss on investment	-	(18)
Loss on foreign exchange	-	(4)
Total other income, net	18	31

Net loss	(6,071)	(6,441)

Less: Net loss attributable to non-controlling interest	4	56

Net loss attributable to Altair Nanotechnologies, Inc.	$(6,067)	$(6,385)

Loss per common share - basic and diluted	$(0.06)	$(0.07)

Weighted average shares - basic and diluted	105,094,234	92,983,131

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$(1,873)	$42,718	$1,098	$-	$1,098	$43,816
Comprehensive loss:
Net loss	-	-	-	(6,385)	-	(6,385)	(56)	-	(56)	(6,441)
Other comprehensive gain	-	-	-	-	118	118	-	-	-	118
Comprehensive loss:						(6,267)			(56)	(6,323)
Share-based compensation	-	22	236	-	-	258	-	-	-	258
Issuance of restricted stock	10,000	-	-	-	-	-	-	-	-	-
Balance, March 31, 2009	93,153,271	$180,127	$5,614	$(147,277)	$(1,755)	$36,709	$1,042	$-	$1,042	$37,751

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, January 1, 2010	105,400,728	$188,515	$10,933	$(162,204)	$ (1,560)	$35,684	$541	$-	$541	$36,225
Comprehensive loss:
Net loss	-	-	-	(6,067)	-	(6,067)	(4)	-	(4)	(6,071)
Other comprehensive loss	-	-	-	-	(122)	(122)	-	-	-	(122)
Comprehensive loss:						(6,189)			(4)	(6,193)
Share-based compensation	-	62	392	-	-	454	-	-	-	454
Balance, March 31, 2010	105,400,728	$188,577	$11,325	$(168,271)	$(1,682)	$29,949	$537	$-	$537	$30,486

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,067)	$(6, 385)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	476	733
Noncontrolling interest in operations	(4)	(56)
Securities received in payment of license fees	(3)	-
Share-based compensation	454	258
Loss on disposal of fixed assets	47	10
Changes in operating assets and liabilities:
Restricted cash	-	(450)
Accounts receivable, net	(157)	467
Product inventories	(847)	(10)
Prepaid expenses and other current assets	180	43
Other assets	-	18
Trade accounts payable	535	304
Accrued salaries and benefits	942	168
Accrued warranty	3	(2)
Accrued liabilities	(219)	(393)

Net cash used in operating activities	(4,660)	(5,295)

Cash flows from investing activities:
Purchase of property and equipment	(392)	(248)

Net cash used in investing activities	(392)	(248)

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from financing activities:
Payment of notes payable	(716)	(652)
Proceeds from long-term debt	-	58
Repayment of long-term debt	(4)	(4)

Net cash used in financing activities	(720)	(598)

Net decrease in cash and cash equivalents	(5,772)	(6,141)

Cash and cash equivalents, beginning of period	18,122	28,088

Cash and cash equivalents, end of period	$12,350	$21,947

Supplemental disclosures:
Cash paid for interest	$43	$86

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the three months ended March 31, 2010:
- We made capital equipment purchases of $69,000 which are included in accounts payable at March 31, 2010.
- We had an unrealized loss on available for sale securities of $122,000.

For the three months ended March 31, 2009:
- We had an unrealized gain on available for sale securities of $118,000.
- We issued 10,000 shares of restricted stock to directors having a fair value of approximately $17,000 for which no cash will be received.

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Preparation of Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on March 12, 2010.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents consist principally of bank deposits and institutional money market funds.  Short-term investments that are highly liquid have insignificant interest rate risk and original maturities of 90 days or less are classified as cash and cash equivalents.  Investments that do not meet the definition of cash equivalents are classified as held-to-maturity or available-for-sale.

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Canada Deposit Insurance Corporation (“CDIC”) up to a maximum of US $250,000 and CN $100,000, respectively, per depositor.  At March 31, 2010 and December 31, 2009 we had $1.4 million and $1.2 million, respectively in excess of insurance limits in bank accounts insured by the FDIC or CDIC.

Investment in Available for Sale Securities - The investment in short-term available for sale securities consists of 113,809 Shares of Spectrum Pharmaceuticals, Inc. common stock valued at $525,000 and $505,000 at March 31, 2010 and December 31, 2009, respectively.  This stock was received in exchange for ownership assignment of all patent rights associated with Renazorb™ and Renalan™ compounds to Spectrum.  Spectrum must also pay us future milestone and royalty payments as they develop revenues for these compounds.

Accounts Receivable — Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses.  We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss.

The allowance for doubtful accounts is as follows:

In thousands of dollars

Beginning Balance, January 1, 2010	$161
Additions charged to costs and expenses	-
Net deductions (write-offs, net of collections)	-
Ending Balance, March 31, 2010	$161

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities.

Long-Lived Assets - We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 22 years for our building and related building improvements.  If an impairment is indicated, the asset value is written off to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until the Company’s products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

We reviewed our four capitalized patents and determined that three of these patents have value in excess of their net book value of $483,000.  AlSher currently has an exclusive license to use this technology from Altair.  The fourth patent no longer has value.  The fourth patent had a net book value of $47,000 and an impairment charge of this amount was recorded in the quarter ended March 31, 2010.

As of March 31, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $11.3 million investment in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment is utilized to fulfill contracts in all revenue categories.  Estimated future cash flows in connection with the AlSher assets were based on the sale of our ownership interest in the joint venture to Sherwin-Williams completed on April 30, 2010.

Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, with the exception of the one patent described above, we believe that our long-lived assets are not impaired.

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

Accrued Warranty - We provide a limited warranty for battery packs and energy storage systems.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since these are new products, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.  The liability for estimated warranty obligations may also be adjusted based on specific warranty issues identified.  The balance of our accrued warranty as of March 31, 2010 and December 31, 2009, was $82,000 and $79,000, respectively.

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, are initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on relative labor costs.

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

We sold our 70% interest in AlSher to Sherwin-Williams on April 30, 2010.  See Note 12 – Subsequent Events for more details pertaining to this sale.

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

Property Plant and Equipment, net – held and not used -  This balance sheet classification includes assets being redeployed from our Life Sciences and Performance Materials Divisions, into our Power and Energy Group.  These assets are currently not being utilized but we plan to redeploy them into our Power and Energy Group in the future.

Recent Accounting Pronouncements —

Adopted:

On January 1, 2010, we adopted changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes did not have an impact on the Financial Statements.

On January 1, 2010, we adopted changes to the accounting for transfers of financial assets. These changes removed the concept of a qualifying special-purpose entity and removed the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limited the circumstances in which a transferor derecognizes a portion or component of a financial asset; defined a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The adoption of these changes did not have an impact on the Financial Statements.

Issued and not yet adopted:

In January 2010, the FASB revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  Our disclosures about fair value measurements are presented in Note 3 – Fair Value Measurements. We have adopted the changes required except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which will become effective for the Company on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at March 31, 2010:

In thousands of dollars

Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,448	$-	$-	$2,448
Spectrum Pharmaceuticals, Inc.	525	525	-	-
Investment in available for sale securities	$2,973	$525	$-	$2,448

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at December 31, 2009:

Assets at fair value:	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,587	$-	$-	$2,587
Spectrum Pharmaceuticals, Inc.	505	505	-	-
Investment in available for sale securities	$3,092	$505	$-	$2,587

The Spectrum Pharmaceuticals shares listed above as of March 31, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum to license them the rights to Renalan™ and RenaZorb™.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock. These shares are valued at market closing price as of March 31, 2010.

The activity relating to assets recorded at fair value on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2010 and March 31, 2009 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2010	Auction rate corporate notes 2009
Beginning Balance, January 1	$2,587	$2,816
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(141)	55
Other adjustments	2	(5)
Ending Balance, March 31	$2,448	$2,866

Total unrealized loss for the three months ended March 31, 2010 was $(122,000) and total unrealized gain for the three months ended March 31, 2009 was $118,000. These amounts were included in accumulated other comprehensive income (loss) in Stockholder’s Equity attributable to the change in cumulative unrealized gains/(losses) relating to assets still held at the reporting date.  No assets or liabilities are valued on a non-recurring basis at March 31, 2010 and 2009.

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, and we valued these securities using a risk-adjusted discount rate applied to the expected future cash inflows.  This discount rate was computed based on annual rates of return on securities with similar credit ratings trading in an active market.  As a result in the increased discount rate, the market value of these securities decreased by $141,000, from $2.6 million to $2.5 million at March 31, 2010, and December 31, 2009, respectively.

Note 4.  Investment in Available for Sale Securities

Investment in available for sale securities includes auction rate corporate notes (long-term) and investments in common stock (short-term) as discussed below.

The auction rate corporate notes are long-term instruments with maturity in 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a reduction in the liquidity of the auction rate market, sell orders exceed bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at March 31, 2010 to determine if they were other than temporarily impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, credit ratings of the underlying collateral and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at March 31, 2010 their fair value was $2.5 million, representing a cumulative unrealized holding loss of approximately $1.4 million.  Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider these investments to be other than temporarily impaired at March 31, 2010.

On August 4, 2009 we entered into an amended agreement with Spectrum where we assigned all patent rights associated with Renalan™ and RenaZorb™.  As part of this Agreement, we received 113,809 unregistered and restricted shares of Spectrum common stock.  On receipt these shares were recorded at their market value of $750,000 as measured by their closing price on the NASDAQ Capital Market as of July 1, 2009.   This investment had a market value of $525,000 as of March 31, 2010.

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	March 31, 2010	December 31, 2009

Raw materials	$3,760	$3,933
Work in process	1,655	908
Finished goods	517	202
Total product inventories	$5,932	$5,043

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of March 31, 2010 and December 31, 2009, inventory consisted primarily of nano-structured lithium titanate spinel, battery cells and battery modules in various stages of the manufacturing process.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	March 31, 2010	December 31, 2009

Prepaid inventory purchases	$716	$802
Prepaid insurance	175	301
Deposits	340	340
Other prepaid expenses and current assets	409	377
Total prepaid expenses and other current assets	$1,640	$1,820

Our prepaid inventory purchases are associated with unfulfilled purchase orders of $1.2 million.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of March 31, 2010 and December 31, 2009 were:

In thousands of dollars

	March 31, 2010	December 31, 2009
Patents and patent applications	$1,366	$1,518
Less accumulated amortization	(883)	(967)
Total patents and patent applications	$483	$551

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended March 31, 2010 and March 31, 2009, was $21,000 in each period.  For each of the next five years, amortization expense relating to patents is expected to be approximately $76,000 per year.

We reviewed our four capitalized patents and determined that three of these patents have value in excess of their net book value of $483,000.  AlSher currently has an exclusive license to use this technology from Altair.  The fourth patent no longer has value.  The fourth patent had an original cost of $152,000, accumulated depreciation of $105,000 and a  net book value of $47,000.  An impairment charge of $47,000 was recorded in the quarter ended March 31, 2010.

Note 8.  Note Payable and Capital Leases

The current and long-term amounts of the notes payable and capital leases are as follows:

In thousands of dollars

	March 31, 2010	December 31, 2009
Note payable to BHP Minerals International, Inc.	-	$600
Note payable to AICCO, Inc.	$78	194
Capital leases	49	53
Subtotal	127	847
Less current portion	(94)	(810)
Long-term portion of notes payable and capital leases	$33	$37

On August 8, 2002, we entered into a purchase and sale agreement with BHP Minerals International, Inc. (“BHP”), wherein we purchased the land, building and fixtures in Reno, Nevada where our titanium processing assets are located. In connection with this transaction, BHP also agreed to terminate our obligation to pay royalties associated with the sale or use of the titanium processing technology. In return, we issued to BHP a note in the amount of $3.0 million, at an interest rate of 7%, secured by the property we acquired.  The final payment of $600,000 plus accrued interest was paid on January 27, 2010.

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

The total compensation cost charged in connection with the stock incentive plan was $672,000 and $418,000 for the three-months ended March 31, 2010 and 2009, respectively.  During the three-months ended March 31, 2010, 542,586 options vested at a weighted average price of $2.14.  During the three-months ended March 31, 2009, 524,398 options vested at a weighted average price of $3.18. There were no stock option and warrant exercises during the three months ended March 31, 2010 and 2009.

Compensation expense of $672,000 was recognized for the three-months ended March 31, 2010.  This expense consisted of $218,000 related to the stock grant awards accrual of the “2010 Annual Incentive Bonus Plan” which is accrued to liabilities, as well as amortized expense of stock options of $392,000 and restricted stock of $62,000, the offset of which is additional paid in capital of stockholders’ equity.  For the three-months ended March 31, 2009, compensation expense of $418,000 consisted of $160,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized stock options of $236,000 and restricted stock expense of $22,000.

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9.0 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 181,500 are outstanding and unexercised at March 31, 2010.  The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at March 31, 2010 is 6,104,209.

Total options granted for the three-month periods ended March 31, 2010 and 2009 were 1,484,000 and 1,331,000, respectively.  The weighted average grant date per share fair value of options granted during the three months ended March 31, 2010 and March 31, 2009 was $1.02 and $1.18, respectively.

As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of March 31, 2010.

Restricted Stock

During the three-months ended March 31, 2010, the Board of Directors did not grant any shares of restricted stock under the plan.  During the three-months ended March 31, 2009, the Board of Directors granted 10,000 shares of restricted stock under the plan with a weighted average fair value of $1.71 per share.

As of March 31, 2010 we had $163,000 of total unrecognized compensation expense related to restricted stock which will be recognized over 1.6 years.

Note 10.  Related Party Transactions

There were no material transactions with related parties during the three months ended March 31, 2010.

Note 11.  Business Segment Information

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three-month periods ended March 31, 2010 and March 31, 2009 is as follows:

In thousands of dollars

			Depreciation
		Loss	and
Three Months Ended	Net Sales	From Operations	Amortization	Assets
March 31, 2010:
Power and Energy Group	$903	$2,202	$295	$12,234
All Other	289	105	136	3,354
Corporate	-	3,782	45	19,600
Consolidated Total	$1,192	$6,089	$476	$35,188

March 31, 2009:
Power and Energy Group	$848	$2,283	$356	$6,800
All Other	54	516	333	5,406
Corporate	-	3,673	44	29,278
Consolidated Total	$902	$6,472	$733	$41,484

In the table above, corporate expense in the Loss from Operations column includes overall company support costs as follows:  corporate research and development expenses; sales and marketing expenses; general and administrative expenses; and depreciation and amortization of the Reno headquarters building improvements.

Corporate assets consist primarily of cash, short term investments, and long-lived assets.  Since none of the business units have reached break-even, cash funding is provided at the corporate level to the business units.  The long-lived assets primarily consist of the corporate headquarters building, building improvements, manufacturing equipment, test equipment and land.  As such, these assets are reported at the all other level and are not allocated to the other business segment.

Substantially all of our assets are held within the United States.

For the three months ended March 31, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2010 and the balance of their accounts receivable at March 31, 2010 were as follows:

In thousands of dollars

	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2010	March 31, 2010
Power and Energy Group:
Office of Naval Research	$602	$528
Proterra LLC	$283	$85

All Other:
US Army RDECOM	$203	$193

For the three months ended March 31, 2009, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2009 and the balance of their accounts receivable at March 31, 2009 were as follows:

In thousands of dollars

	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2009	March 31, 2009
Power and Energy Group:
BAE Systems Science & Technology Inc.	$482	$202
BAE Systems Marine Limited	$215	$59
Amperex Technology Limited	$103	$103

Sales for the three-month periods ended March 31, 2010 and 2009 by geographic area were as follows:

In thousands of dollars

	Sales	Sales
	Three Months Ended	Three Months Ended
Geographic information (a):	March 31, 2010	March 31, 2009
United States	$1,192	$572
Other foreign countries	-	330
Total	$1,192	$902

(a) Revenues are attributed to countries based on location of customer.

Note 12.  Subsequent Events

AlSher Titania Sale

On April 30, 2010 we sold our 70% share in the AlSher Titania Joint Venture (AlSher) to Sherwin-Williams.  Sherwin-Williams will now own 100% of AlSher.  All previous agreements with Sherwin-Williams regarding the AlSher Joint Venture are superseded.

Under terms of the agreement, certain intellectual property relating to the Altairnano Hydrochloride Process (AHP), along with certain other intellectual property owned by us, has been licensed to AlSher. We may receive future payments from AlSher based upon future revenues generated from the AHP, or from royalty payments relating to the licensed intellectual property.  The amount of future payments from AlSher to us is based on AlSher revenue.  All payments are capped at $3,000,000. Payments to us and continuation of the intellectual property licenses are conditional upon certain milestones being achieved and payments being made to us. AlSher also has an option to purchase the licensed intellectual property for $2,000,000.

We prepared a cash flow analysis on the estimated cash receipts from the sale of our interest in AlSher and determined that the expected cash receipts are higher than the sum of the $418,000 of fixed assets and the $483,000 of patents included in AlSher as of March 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, Mineral Recovery Systems, Inc., a Nevada corporation (“MRS”), and Fine Gold Recovery Systems, Inc., a Nevada corporation (“Fine Gold”) which was dissolved on December 30, 2008.  AlSher Titania LLC, a Delaware limited liability company, was 70% owned by Altairnano, Inc until April 30, 2010, when such interest was transferred to Sherwin-Williams.  We currently hold the following trademarks: Altair Nanotechnologies Inc.®, Altair Nanomaterials, Inc.®, Altairnano®, ALTI-ESST™, TiNano® and Nanocheck®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

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

2009 was a transition year as we have discontinued the pursuit of low-margin grants and contracts in the life sciences and performance materials markets to focus on the power and energy systems market.  We expect that the first half of 2010 will continue in this transition mode until we start to gain traction in the sale of our various battery products.  Although we had excellent research and a number of prototype battery products in early 2009, there was still considerable work required on our part to turn these promising prototypes into commercially available products.  That work continued in earnest throughout 2009, and we are now in a position to actively sell our products.  Future revenues will depend on the success of these efforts, the results of our other research and development work, and the success of Spectrum Pharmaceuticals in the further development and market introduction of products based on Renazorb™ and Renalan™ for which we will receive future milestone and royalty payments.

On April 30, 2010 we sold our 70% share in AlSher to Sherwin-Williams.  Under terms of the agreement, certain intellectual property owned by us, has been licensed to AlSher. We may receive future payments from AlSher based upon future revenues generated from the intellectual property, or from royalty payments relating to the licensed intellectual property.  The amount of future payments from AlSher to us is based on AlSher revenue, and royalty payments are capped at $3,000,000. The payments to us and continuation of the intellectual property licenses are conditional upon certain milestones being achieved and payments being made to us. AlSher also has an option to purchase the licensed intellectual property for $2,000,000.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  Although contract services revenue comprised 70% of total revenue during the quarter ending March 31, 2010, we expect this percentage to diminish as our battery sales expand.

Our revenues have been, and we expect them to continue to be, generated by product sales, commercial collaborations, government contracts and grants and license fees.  We currently have agreements in place to (1) provide research to further develop battery electrode materials and nanosensors, (2) develop a suite of energy storage solutions for the stationary power market, (3) develop battery backup power systems for naval applications, and (4) provide battery modules to a U.S. based bus manufacturer.  We have made product sales consisting principally of battery packs and nano lithium titanate cells.

General Outlook

We have generated net losses in each fiscal year since incorporation, and the first quarter of 2010 was no different.  Revenues from product sales, commercial collaborations and contracts and grants increased in the first three months of 2010 to $1.2 million compared to $902,000 in the same period in 2009.  Our gross profit margins on customer contracts for research and development work are very low, leading us to shift our focus away from these opportunities.

Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from manufacturing, product sales and other sources. We expect our nano lithium titanate batteries and battery materials to be a source of such higher-margin revenues.  Consequently, during the first three months of 2010, we continued to expand the scope of our Power and Energy Group by (1) hiring additional staff and increasing temporary personnel to handle the conversion from a prototype to a commercial product, (2) adding additional sales and marketing personnel to focus on this market, and (3) acquiring additional test and production equipment.

As we attempt to significantly expand our revenues, some of the key near-term events that will affect our long-term success include the following:

●
Based on the success of the 2008 2 MW frequency regulation trial, as validated in the KEMA, Inc. analysis and report, we have experienced a substantial amount of interest in the product from other entities and are in active sales development discussions with a number of them.

●
In August 2009, we signed a contract with Proterra, LLC, a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses to sell them battery modules for their all electric and hybrid electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  On May 3, 2010 we received a new purchase order of $850,000 with Proterra to supply additional battery modules for delivery in the third quarter.  We anticipate additional larger orders from Proterra as it brings its new manufacturing plant on line and begins to scale up its operations.

●
Based on the demonstrated success of our battery modules in the Proterra bus application and independent testing of our cells by other entities, we have also entered into discussions with a number of other bus manufacturers or systems integrators regarding the purchase of our battery products for their respective applications.

●
Our efforts in the military market continue to move forward on several different projects.  Initial testing phases on each project with the U.S. Army, U.S. Navy and the British Ministry of Defense have all been completed and ongoing government funding for 2010 for the U.S. Navy is already in place. Although the results of the work done in the other areas were equally well received, ongoing work is dependent on government funding in each country.  With the overall state of the economy still being weak, this funding is uncertain at the current time.

●
Spectrum is continuing its product development work and pre-clinical testing with the intention of filing an Investigational New Drug application with the U.S. Food and Drug Administration in 2010.  During 2009, we assisted Spectrum in selection of a third-party manufacturer of the Renazorb™ and Renalan™ active pharmaceutical ingredient.  Spectrum continues to enlist our analytical resources for development work.  Pre-clinical trial work still lies ahead for the Renazorb™-based drugs.

●
On April 30, 2010 we sold our 70% interest in AlSher Titania, LLC to Sherwin-Williams, who will be taking these assets to further develop this business on their own.  We prepared a cash flow analysis on our expected cash receipts from the sale of our interest in AlSher and determined that the expected cash receipts are higher than the sum of the $418,000 of fixed assets and the $483,000 of patents as of March 31, 2010. In return Sherwin will make future payments to us based on the future business success of AlSher.

Although it is not essential that we are successful in all of these markets to permit substantial long-term revenue growth, we believe that full commercialization of several of our battery applications will be necessary in order to expand our revenues enough to create a likelihood of our becoming profitable in the long term.  We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, partnering and other risks to be overcome.

An important consideration as we begin to grow our revenue stream is to ensure that we have access to the various components and raw material we need to manufacture and then assemble our various products.  With a small product volume, having multiple suppliers for each component is not practical, but is now becoming much more important to us. During the first quarter of 2010, we continued to identify and qualify additional suppliers or manufacturers for our critical components.  While those efforts have progressed, the most critical sole-source relationship we currently have is for the manufacture of our battery cells.  We currently have one supplier that manufactures all of our battery cells.  These cells include our proprietary nano lithium titanate material produced by us in Reno, Nevada.  Our contract manufacturer uses this material and other components that they acquire elsewhere to manufacture our cells and then delivers them to our Anderson, Indiana manufacturing facility.  We then manufacture battery packs used in electric buses and also complete megawatt scale energy storage solutions for the electric grid markets.  This battery cell supplier is critical to our manufacturing process.  We are currently in the process of qualifying a second contract manufacturer and expect to have this capability in place by the end of this year.

As previously reported, we have experienced a quality issue with the critical manufacturing supplier described above that has impacted our immediate ability to supply product to our customers.  We have engaged in ongoing discussions with this supplier to identify the root cause of the problem and rectify it.  We are currently conducting validation testing and audits of the manufacturer’s processes to confirm resolution of the quality issue prior to authorizing resumption of production.  The items in question are under warranty and although we do not expect a material financial impact, the delay in the problem rectification has delayed delivery of our products during the first quarter of 2010.  This quality issue will constrain product deliveries through the second quarter of 2010, with the problem resolved for third quarter shipments.

Contracts and Grants

Our $3.8 million ONR II contract is running about three months behind due to the cell quality issue described in the above paragraph.  We believe this issue has now been resolved and work will resume in the second quarter of 2010. We have earned $1.8 million of the revenue through the quarter ending March 31, 2010 and anticipate earning the $2 million balance during the second and third quarters of 2010.

Our $1.7 million U.S. Army nanosensor grant is on schedule, and we expect to finish the $1.4 million balance during 2010.

Our Operating Divisions

Since early 2009 we have been organized into two divisions: a Power and Energy Group and an All Other Division. Efforts began in late 2008 and early 2009 to eliminate or sell the Company’s assets and efforts in the Life Sciences and Performance Materials divisions.  As of March 31, 2010, we have ceased all operations in the Life Sciences area and the assets formerly dedicated to that market either redeployed into the Power and Energy Group or are planned to be disposed of. There is still a small amount of residual work being done in the Performance Materials market to fulfill commitments with existing customers, but these efforts require a minimal level of resources. On April 30, 2010 we also signed an agreement to sell our 70% interest in the AlSher Titania joint venture to Sherwin-Williams.  While we continue to service existing customers and agreements relating to other types of our previously developed products, our research and development, production and marketing efforts are now focused solely on the Power and Energy Group.

Liquidity and Capital Resources

Current and Expected Liquidity

As of March 31, 2010, we had cash and short-term investments totaling $12.3 million compared to $21.9 million at the same point last year and $18.1 million at the start of this year.  Net decrease in cash for the three months ended March 31, 2010 totaled $5.8 million compared to $6.1 million for the comparative 2009 period.

The major factors that have the greatest impact on our liquidity and resulting cash balance are:

●	The volume and timing of our customer sales,
●	The timeliness of our collections efforts,
●	The build-up of our inventory levels in anticipation of sales,
●	The addition of headcount and other operating expenses, and
●	Our ability to raise additional capital.

Over the long term, we anticipate substantially increasing revenues and cash by entering into new contracts and increasing product sales primarily in the electric grid, renewables integration and mass transit markets.  However, this increase in revenues will be dependent on our ability to transition our products from prototypes into commercial grade products.

To date we have been very successful in structuring our customer contracts in a way that is working capital neutral to us, timing the anticipated receipt of customer payments with the required payments to our suppliers.  We have also been diligent in pursuing timely collection of payments from our customers.

As we move through 2010, we do not expect to build up our inventory levels much more than the current levels until we begin to close significant sales.  With regard to inventory decisions, we consider the lengthy manufacturing cycle of four to six months required to produce our large battery systems and the time lag from our suppliers associated with some of our critical product components.  Depending on the time lag between the initial inventory buildup and the actual sales, our cash balance may be negatively impacted.  Since actual sales and production volumes for the full year of 2010 are unknown at this time, we are not able to currently estimate our anticipated inventory purchases through December 31, 2010.  We expect that we will end 2010, however, with an overall inventory level in the same range as we ended the first quarter of  2010.

During the quarter ending March 31, 2010 we increased spending on our battery initiatives, compared to the same period last year, continuing the enhancement of our products and their conversion from prototypes into commercial grade products.  We have also added a number of new hires to our marketing and engineering departments to better enable us to target and close the necessary customer sales.

We estimate that our current cash and short-term investments balance with anticipated customer orders over the next several months is sufficient to support our operations for approximately 6 months.  However, it will not be sufficient to carry the Company to our projected cash flow breakeven point projected for late 2011 to early 2012.  Consequently, we plan to raise additional capital during 2010.

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt.  Consistent with past practice, we expect that this type of financing will continue to provide us with the current working capital required until anticipated order volume increases allow us to reach cash flow breakeven.  The exact size and timing of this capital raise will depend upon a number of factors including the market price and trading volume of our common shares, our financial circumstances, including committed and anticipated order volume, and the general economic environment at the time we begin the process.  We do not have any commitments with respect to future financing and may or may not, be able to obtain such financing on reasonable terms, or at all.  We do not expect the current difficult economic environment to preclude our ability to raise capital, but the overall cost of capital will likely be high.  Our objectives are to raise the capital required to carry the company to cash flow breakeven while in the process of doing so, creating the least amount of dilution to our existing shareholders.

Cash used in operations during the quarter ending March 31, 2010 of $4.7 million consisted primarily of payments for wages and salaries to our employees and an increased level of inventory purchases for long lead time items.  We continue to monitor our cash flows very carefully and have been successful to date in structuring our customer contracts so that they are essentially cash flow neutral or slightly positive for us.  As we begin to ramp up our anticipated sales volume this year we are not expecting a large up-front drain on our cash.

Investing activities for the quarter ended March 31, 2010 reflect the purchase of $392,000 in manufacturing equipment.  Assuming we receive significant product orders during 2010, capital expenditures of approximately $4.9 million are anticipated through December 2010 based on the higher anticipated sales and production volumes.

The use of cash for financing activities of $720,000 primarily reflects the final payment of $600,000 on the note payable on our building.  We had a single note payable in the original principal amount of $3.0 million secured by a first lien on our building.  The final payment of principal and interest on this note was paid on January 29, 2010.

If order volume fails to increase as currently anticipated and we make no changes in our first quarter average monthly cash burn rate of $1.9 million, we have cash on hand for a little over six months of operations.  Under this scenario, if no customer orders are received by July 2010, purchases of raw materials would be discontinued and other measures to conserve cash would be implemented as necessary to extend cash availability.  Other measures to preserve cash on hand until order volume begins to increase would include the following:

●	reducing production levels;
●	deferring discretionary expenditures such as capital purchases, internal research costs, training, and routine equipment and building maintenance;
●	eliminating or deferring filling non-critical positions through attrition; and
●	reductions in workforce.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2010:

In thousands of dollars

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$78	$78	$-	$-	$-
Contractual Service Agreements	397	397	-	-	-
Property and Capital Leases	791	386	405	-	-
Unfulfilled Purchase Orders	1,646	1,646	-	-	-
Total Contractual Obligations	$2,912	$2,507	$405	$-	$-

We purchased equipment for our Reno, Nevada and Anderson, Indiana facilities for use in the development and expansion of our current advanced battery materials production capabilities.  During the three months ending March 31, 2010, $435,000 was expended on lab and production equipment.  An additional $31,000 was spent on software.

Assuming we receive significant product orders in 2010, we plan to spend approximately $4.9 million on production and tooling equipment associated with our Power and Energy Group capacity expansion.  This level of expenditures assumes that we will continue to rely on a contract manufacturer to manufacture our cells.  Should we change this model and decide to manufacture the cells ourselves, a much higher level of capital investment would be required to build a cell manufacturing capability here in the U.S.  The size of this investment would be dependent upon the size of the facility required and to what extent we could use existing available space in our current locations.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the first quarter of 2010.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, accrued warranty, overhead allocation, allowance for doubtful accounts, inventory, and deferred income tax.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

■
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At March 31, 2010, the carrying value of these assets was $11.3 million, or 32% of total assets.   We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends and order backlogs; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 22 years for our building and related building improvements.  If an impairment is indicated, the asset value is written to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until our products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

Fixed assets held by our joint venture with Sherwin Williams, AlSher Titania LLC, of $418,000, were also evaluated.  Based on our agreement to sell our 70% interest in AlSher to Sherwin Williams dated April 30, 2010, Sherwin-Williams will be taking these assets to further develop this business on their own.  We prepared a cash flow analysis on our expected cash receipts from the sale of our interest in AlSher and determined that the expected cash receipts are higher than the sum of the $418,000 of fixed assets and the $483,000 of patents as of March 31, 2010.

We reviewed our four capitalized patents related to AlSher and determined that three of these patents have value in excess of their net book value of $483,000.  AlSher currently has an exclusive license to use this technology from Altair.  The fourth patent no longer has value.  The fourth patent had a net book value of $47,000 and an impairment charge of this amount was recorded in the quarter ended March 31, 2010.

As of March 31, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $11.3 million in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment and our Reno facility, is utilized to fulfill contracts in all revenue categories.  Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, other than the $47,000 patent impairment charge described above, we believe that our long-lived assets are not impaired.

■
Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  We calculate compensation expense using a Black-Scholes Merton option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use, which are presented in Note 9 of Notes to the Condensed Consolidated Financial Statements, are appropriate and reasonable.

■
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  During the first quarter of 2010, our revenues were derived from three sources: product sales, commercial collaborations, and contract research and development.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to future performance of services or delivery of products, are deferred until the customer accepts the service or the product title transfers to our customer.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

■
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

■
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

■
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

■
Inventory.  We value our inventories generally at the lower of cost (first-in, first-out method) or market.  We employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted quarterly.  Overhead rates are recorded to inventory based on normal capacity.  Any idle facility costs or excessive spoilage are recorded as current period charges.

■
Deferred Income Tax.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 31, 2010.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 31, 2010.  Due to the significant increase in common shares issued and outstanding from 2005 through 2010, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Product sales	$-	$137	$75	$54	$-	$-	$75	$191
Commercial collaborations	283	699	11	-	-	-	294	699
Contracts and grants	620	12	203	-	-	-	823	12
Total revenues	903	848	289	54	-	-	1,192	902
Cost of goods sold
Product	-	166	53	19	-	-	53	185
Commercial collaborations	170	194	8	35	-	-	178	229
Contracts and grants	465	22	146	-	-	-	611	22
Warranty and inv. reserves	53	-	-	-	-	-	53	-
Total cost of goods sold	688	382	207	54	-	-	895	436
Gross profit	215	466	82	-	-	-	297	466
Operating expenses
Research and development	1,976	2,293	5	175	458	576	2,439	3,044
Sales and marketing	-	-	-	-	1,185	601	1,185	601
General and administrative	144	99	47	8	2,095	2,453	2,286	2,560
Depreciation and amortization	296	357	136	333	44	43	476	733
Total operating expenses	2,416	2,749	188	516	3,782	3,673	6,386	6,938
Loss from operations	(2,201)	(2,283)	(106)	(516)	(3,782)	(3,673)	(6,089)	(6,472)
Other (expense) income
Interest expense	(1)	(1)	-	-	(7)	(17)	(8)	(18)
Interest income	-	-	-	-	26	71	26	71
Realized loss on investment	-	-	-	-	-	(18)	-	(18)
Loss on foreign exchange	-	-	-	-	-	(4)	-	(4)
Total other (expense) income, net	(1)	(1)	-	-	19	32	18	31

Net loss	(2,202)	(2,284)	(106)	(516)	(3,763)	(3,641)	(6,071)	(6,441)

Less: Net loss attributable to non-controlling interest	-	-	4	56	-	-	4	56

Net loss attributable to Altair Nanotechnologies, Inc.	$(2,202)	$(2,284)	$(102)	$(460)	$(3,763)	$(3,641)	$(6,067)	$(6,385)

Revenues

Power and Energy Group revenue for the quarter ended March 31, 2010 was $903,000 compared to $848,000 for the same period of 2009.  This increase is primarily due to a $608,000 increase in contracts and grants from our ONR II contract netted with a decrease in commercial collaborations of $416,000 due to a one-time contract with BAE Systems during the first quarter of 2009.

Total revenue of All Other operations for the quarter ended March 31, 2010 was $289,000 compared to $54,000 for the same period of 2009.  The $203,000 of revenue generated during the first quarter of 2010 from our nanosensor contract with the U.S. Army was the primary reason for this increase.

Cost of Goods Sold

The $170,000 of cost of goods sold (COGS) for Power and Energy Group commercial collaborations during the quarter ended March 31, 2010 is associated with battery packs sold to Proterra in 2010, under the 2009 Product Purchase Agreement.  Power and Energy Group commercial collaborations COGS of $194,000 during the quarter ended March 31, 2009 is associated with two projects - a project with BAE Systems for ultimate use by the U.S. Army, and a project with BAE Systems for commercial applications.  Revenue was recognized on these contracts based on milestones being met.

Power and Energy Group contracts and grants COGS of $465,000 during the first quarter of 2010 related to fulfillment of our contract with the Office of Naval Research for battery safety testing.  This contract is a cost including overhead reimbursement contract.

All Other Division contracts and grants COGS of $146,000 during the first quarter of 2010 related primarily to our US Army nanosensor grant.

It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.

Operating Expenses

Total research and development operating expenses declined $605,000 or 20% due to more focused R&D revenue-generating projects in 2010 over 2009.  The research and development expenses related to our commercial collaborations and contracts and grants revenue projects are included in cost of goods sold.

Total sales and marketing expense doubled from $601,000 for the first quarter in 2009 to $1.2 million for the same period in 2010.  This change is due primarily to an increase in marketing materials and trade shows of $168,000, and a $421,000 increase in sales and marketing personnel.

General and administrative expense decreased by $274,000 from $2.6 million in the first quarter of 2009 to $2.3 million in the same quarter of 2010  This decrease was primarily due to one-time ERP system implementation costs incurred during the first quarter of 2009.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the quarter ended March 31, 2010 totaled $6.1 million ($0.06 per share) compared to a net loss of $6.4 million ($0.07 per share) in the first quarter of 2009.

All Other operations net loss for the quarter ended March 31, 2010 was $102,000 compared to a net loss of $460,000 in the same quarter of 2009.  This improvement is primarily attributable to contract and grant revenue of $203,000 earned in connection with the U.S. Army nanosensor grant during Q1 2010, and a reduction in operating expenses of $328,000.  The lower operating expenses related primarily to lower headcount and lower asset values depreciated in the AlSher Titania joint venture.  AlSher assets were impaired in the fourth quarter of 2009 and were written down from $1.4 million to $418,000 as of December 31, 2009.

The net loss for corporate during the quarter ended March 31, 2010 was $3.8 million compared to a net loss of $3.6 million in the same quarter of 2009.  This increased loss was primarily due to our $584,000 ramp up of sales and marketing personnel and channel development costs during the first quarter of 2010 with the focus to increase our market position and revenue generated in the Power and Energy Group.  This was offset by a $358,000 reduction in general and administrative costs.  Most of this decrease was due to high one-time ERP system implementation costs incurred during the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or hedging purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.  Although we do not speculate on the currency markets, we will on occasion enter into currency hedging contracts to minimize our risk associated with currency rate fluctuations when purchasing from a foreign supplier in a foreign currency.  During the first quarter of 2009, we entered into one such contract which has since been unwound at no cost or gain to us.

Item 4.  Controls and Procedures

(a)  Based on their evaluation as of March 31, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)  There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as described below.

Due to our transfer to Sherwin-Williams of our interest in AlSher and related agreements, we have amended our risk factor related to AlSher and our pigment technology to read as follows:

Sherwin-Williams may elect not to, or be unable to, finance and continue AlSher Titania LLC or a related enterprise using our pigment production technology, in this case we would not receive any revenues or royalties related to such technology.

We transferred to Sherwin-Williams our 70% interest in AlSher Titania LLC, which holds an exclusive license to use our intellectual property relating to the Altairnano Hydrochloride Process for the production of pigments and similar powders or materials.   Under agreements related to the transfer, we received no upfront consideration, and our right to receive a percentage of revenue over time is capped at $3,000,000 in the aggregate.   Our receipt of any revenue under our agreement is tied to Sherwin-Williams or AlSher continuing to develop and exploit the technology, over which we have no control or influence.  It is uncertain that we will receive any proceeds related to our pigment technology and it is unlikely that total revenues will be significant in the long term.

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

As of March 31, 2010, we had approximately $12.3 million in cash and cash equivalents.  As we take additional steps to enhance our commercialization and marketing efforts, or respond to acquisition and joint venture opportunities, large product orders or potential adverse events, our use of working capital will increase. In any such event, absent a comparatively significant increase in revenue, we will need to raise additional capital in order to sustain our ongoing operations, continue testing and additional development work and, if the trigger is a large product order or similar event, acquire inventory and/or expand and operate facilities for the production of those products.

We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

●
market factors affecting the availability and cost of capital generally, including recent increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

●	the price, volatility and trading volume of our common shares;
●	our financial results, particularly the amount of revenue we are generating from product sales;
●	the amount of our capital needs;
●	the market's perception of companies in our line of business;
●	the economics of projects being pursued; and
●	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds.

If we are unable to obtain sufficient capital or are in a position to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities.  If we are unable to obtain sufficient capital in the long run, we may be forced to curtail or discontinue operations.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $22.9 million in 2009 and $6.1 million for the three months ended March 31, 2010. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

●	fluctuations in the size and timing of customer orders from one quarter to the next;
●	timing of delivery of our services and products;
●	additions of new customers or losses of existing customers;
●	positive or negative business or financial developments announced by us or our key customers;
●	our ability to commercialize and obtain orders for products we are developing;
●	costs associated with developing our manufacturing capabilities;
●	new product announcements or introductions by our competitors or potential competitors;
●	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
●	disruptions in the supply of raw materials or components used in the manufacture of our products;
●	technology and intellectual property issues associated with our products; and
●	general political, social, geopolitical and economic trends and events.

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

The commercialization of our principal products requires the cooperation and efforts of commercial partners and customers.  For example, because completion and testing of our large-scale stationary battery packs for power suppliers requires input from utilities and connection to a power network, commercialization of such battery packs can only be done in conjunction with a power or utility company.  The commercialization of military, transportation and other applications of our technology is also dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

●	we may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise on reasonable terms or at all;
●
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

●
our commercial partners may be in the early stages of development and may not have sufficient liquidity to invest in joint development projects, expand their businesses and purchase our products as expected or honor contractual commitments;

●
our commercial partners may terminate joint testing, development or marketing projects on the merits of the projects for various reasons, including determinations that a project is not feasible, cost-effective or likely to lead to a marketable end product;

●
at various stages in the testing, development, marketing or production process, we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of the project or have other negative consequences; and

●	even if the commercialization and marketing of jointly developed products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

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

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on stationary power, transportation and military applications.  In the transportation and military markets, batteries containing our nano lithium titanate materials are designed to replace or supplement gasoline and diesel engines.  In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable sources.  The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

●	economic conditions and capital financing and liquidity constraints;
●	short-term and long-term trends in the supply and price of gasoline, diesel, coal and other fuels;
●	the anticipated or actual granting or elimination by governments of tax and other financial incentives favoring electric or hybrid electric vehicles and renewable energy production;
●	the ability of the various regulatory bodies to define the rules and procedures under which this new technology can be deployed into the electric grid;
●
the anticipated or actual funding, or elimination of funding, for programs that support renewable energy programs, electric grid improvements, certain military electric vehicle initiatives and related programs;

●	changes in public and investor interest for financial and/or environmental reasons, in supporting or adopting alternatives to gasoline and diesel for transportation and other purposes;
●	the overall economic environment and the availability of credit to assist customers in purchasing our large battery systems;
●	the expansion or contraction of private and public research and development budgets as a result of global and U.S. economic trends; and
●	the speed of incorporation of renewable energy generating sources into the electric grid.

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

●
we may find that the transaction does not further our business strategy, that we overpaid for the company or its technology or that the economic conditions underlying our transaction decision have changed;

●	we may have difficulty integrating the assets, technologies, operations or personnel of a company we have acquired or merged with, or retaining and integrating key personnel;
●	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
●	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and
●
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

Sherwin-Williams may elect not to, or be unable to finance and continue AlSher Titania LLC or a related enterprise using our pigment production technology, in which case we would not receive any revenues or royalties related to such technology.

We transferred to Sherwin-Williams our 70% interest in AlSher Titania LLC, which holds an exclusive license to use our intellectual property relating to the Altairnano Hydrochloride Process for the production of pigments and similar powders or materials.   Under agreements related to the transfer, we received no upfront consideration, and our right to receive a percentage of revenue over time is capped at $3,000,000 in the aggregate.   Our receipt of any revenue under our agreement is tied to Sherwin-Williams or AlSher continuing to develop and exploit the technology, over which we have no control or influence.  It is uncertain that we will receive any proceeds related to our pigment technology and unlikely that total revenues will be significant in the long term.

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

●
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

●	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our costs to exceed cost projections and associated revenues;
●
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

●
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

●
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

The market price for our common shares may be affected by various factors not directly related to our business or future prospects, including the following:

●	intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
●	the interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;
●	positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;
●
the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic conditions, investor distrust or a financial crisis.

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

Item 5.  Other Information

In February 2010, the Company’s Compensation, Nominating and Governance Committee adopted the 2010 Annual Incentive Bonus Plan (the “Bonus Plan”).   Pursuant to the Bonus Plan, each of the persons identified in the table that follows (the “named executive officers”) is eligible for target annual incentive bonuses ranging from 60% to 80% of his base salary, depending on his position.  Of these amounts, 100% is tied to the achievement of corporate goals as follows: a total revenue goal (40% weighting), an order backlog (30% weighting), a current asset target at December 31, 2010 (25% weighting), and a safety OSHA incidence rate (5% weighting), all in line with the Company’s board-approved budget.  The incentive bonus is triggered when 100% of the corporate goals are achieved and increases linearly from 100% to 150% for 100% to 125% performance.  Bonuses are paid 60% in cash and 40% in stock for each named executive officer.  Set forth in the table that follows are the minimum/target and the maximum incentive bonus opportunity for each of the named executive officers, phrased as a percentage of base salary:

Name	Minimum/Target Incentive Bonus Opportunity (payout as a % of base salary)	Maximum Incentive Bonus Opportunity (payout as a % of base salary)
Terry M. Copeland, President, Chief Executive Officer	80	120
John C. Fallini, Chief Financial Officer	60	90
Bruce J. Sabacky, Vice President & Chief Technology Officer	60	90
Stephen Balogh, Vice President Human Resources	60	90
Daniel Voelker, Vice President Engineering and Operations	60	90

The Compensation, Nominating and Governance Committee reserves the discretion to award, or to deny, annual incentive bonuses whether or not performance targets are achieved, as it deems appropriate.  Decisions with respect to incentive bonuses for 2010 will be made by the Compensation, Nominating and Governance Committee based upon year-end information and pursuant to the formula included in the 2010 incentive plan.

Item 6.  Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 10, 2010	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

May 10, 2010	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	Employment Agreement dated April 7, 2010 with Terry Copeland	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 9, 2010, File No. 001-12497
10.2	Amendment to Employment Agreement dated March 15, 2010 with Robert Pedraza	Filed herewith
10.3	Definitive Agreement dated April 30, 2010 with The Sherwin-Williams Company	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.4	Redemption Agreement dated April 30, 2010 with The Sherwin-Williams Company	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.5	License Agreement dated April 30, 2010 The Sherwin-Williams Company	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.6	Product Purchase Agreement dated May 4, 2010 with Proterra Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2010, File No. 001-12497
10.7	2010 Annual Incentive Bonus Plan	Filed herewith*
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.