Form 10-Q
period 2010-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2010-08-06
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of August 5, 2010 the registrant had 108,062,315 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$8,244	$18,122
Investment in available for sale securities	446	505
Accounts receivable, net	2,631	683
Product inventories	6,347	5,043
Prepaid expenses and other current assets	1,516	1,820
Total current assets	19,184	26,173

Investment in available for sale securities	2,558	2,587

Property, plant and equipment, net held and used	10,314	8,670

Property, plant and equipment, net held and not used	-	2,211

Patents, net	464	551

Other assets	125	125

Total Assets	$32,645	$40,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$3,050	$1,783
Accrued salaries and benefits	1,364	625
Accrued warranty	79	79
Accrued liabilities	385	447
Deferred revenues	1,814	311
Current portion of long-term debt	16	810
Total current liabilities	6,708	4,055

Long-term debt, less current portion	30	37

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
107,973,051 and 105,400,728 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	189,225	188,515
Additional paid in capital	11,526	10,933
Accumulated deficit	(173,196)	(162,204)
Accumulated other comprehensive loss	(1,648)	(1,560)
Total Altair Nanotechnologies, Inc.’s stockholders’ equity	25,907	35,684

Noncontrolling interest in Subsidiary	-	541
Total stockholders’ equity	25,907	36,225

Total Liabilities and Stockholders' Equity	$32,645	$40,317
See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Product sales	$57	$62	$132	$253
Less sales returns	-	(183)	-	(183)
Commercial collaborations	26	67	320	766
Contracts and grants	1,417	51	2,240	63
Total net revenues	1,500	(3)	2,692	899
Cost of Goods Sold
Product	7	163	60	348
Commercial collaborations	12	71	190	300
Contracts and grants	984	16	1,595	38
Warranty and inventory reserves	75	-	128	-
Total cost of goods sold	1,078	250	1,973	686
Gross profit (loss)	422	(253)	719	213

Operating expenses
Research and development	1,715	2,400	4,155	5,443
Sales and marketing	1,146	622	2,330	1,223
General and administrative	2,181	2,537	4,466	5,097
Depreciation and amortization	451	673	927	1,407
Total operating expenses	5,493	6,232	11,878	13,170
Loss from operations	(5,071)	(6,485)	(11,159)	(12,957)
Other income (expense)
Interest expense	(3)	(13)	(10)	(31)
Interest income	27	48	52	119
Realized loss on investment	-	-	-	(18)
Gain (loss) on foreign exchange	2	2	1	(2)
Total other income, net	26	37	43	68

Loss from continuing operations	(5,045)	(6,448)	(11,116)	(12,889)
Gain from discontinued operations	124	-	124	-

Net loss	(4,921)	(6,448)	(10,992)	(12,889)
Less: Net (gain) loss attributable to non-controlling interest	(4)	55	-	111
Net loss attributable to Altair Nanotechnologies, Inc.	$(4,925)	$(6,393)	$(10,992)	$(12,778)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(5,049)	$(6,393)	$(11,116)	$(12,778)
Gain from discontinued operations	124	-	124	-
Net loss	$(4,925)	$(6,393)	$(10,992)	$(12,778)

Earnings per share attributable to Altair Nanotechnologies, Inc.
Loss from continuing operations - basic and diluted	$(0.05)	$(0.07)	$(0.10)	$(0.13)
Gain from discontinued operations - basic and diluted	-	-	-	-
Net loss	(0.05)	(0.07)	(0.10)	(0.13)

Weighted average shares - basic and diluted	105,255,482	97,358,071	105,175,304	95,182,687

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, April 1, 2009	93,153,271	$180,127	$5,614	$(147,277)	$(1,755)	$36,709	$1,042	$-	$1,042	$37,751
Comprehensive loss:
Net loss	-	-	-	(6,393)	-	(6,393)	(55)	-	(55)	(6,448)
Other comprehensive gain					1,560	1,560				1,560
Comprehensive loss:						(4,833)			(55)	(4,888)
Share-based compensation	-	121	241	-	-	363	-	-	-	363
Issuance of restricted stock	372,115	-	-	-	-	-	-	-	-	-
Issuance of Common Stock, net of 1,220,735 issuance costs and 4,623,640 warrant fair market value costs	11,994,469	8,189	4,624	-	-	12,812	-	-	-	12,812
Balance, June 30, 2009	105,519,855	$188,437	$10,479	$(153,670)	$(195)	$45,051	$987	$-	$987	$46,038

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, April 1, 2010	105,400,728	$188,577	$11,325	$(168,271)	$ (1,682)	$29,949	$537	$-	$537	$30,486
Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	(541)	-	(541)	(541)
Net loss	-	-	-	(4,925)	-	(4,925)	4	-	4	(4,921)
Other comprehensive loss					34	34				34
Comprehensive loss:						(4,891)			-	(4,887)
Share-based compensation	-	67	201	-	-	268	-	-	-	268
Issuance of restricted stock	710,976
At the Market Raise	1,861,347	581	-	-	-	581	-	-	-	581
Balance, June 30, 2010	107,973,051	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25, 907

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$(1,873)	$42,718	$1,098	$-	$1,098	$43,816
Comprehensive loss:
Net loss	-	-	-	(12,778)	-	(12,778)	(111)	-	(111)	(12,889)
Other comprehensive gain					1,678	1,678				1,678
Comprehensive loss:						(11,101)			(111)	(11,211)
Share-based compensation	-	143	478	-	-	621	-	-	-	621
Issuance of restricted stock	382,115	-	-	-	-	-	-	-	-	-
Issuance of Common Stock, net of 1,220,735 issuance costs and 4,623,640 warrant fair value market costs	11,994,469	8,189	4,623	--	-	12,812	-	-	-	12,812
Balance, June 30, 2009	105,519,855	$188,437	$10,479	$(153,670)	$(195)	$45,051	$987	$-	$987	$46,038

	Altair Nanotechnologies, Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, January 1, 2010	105,400,728	$188,515	$10,933	$(162,204)	$ (1,560)	$35,684	$541	$-	$541	$36,225
Investment from non-controlling interest							(541)		(541)	(541)
Comprehensive loss:
Net loss	-	-	-	(10,992)	-	(10,992)	-	-	-	(10,992)
Other comprehensive loss					(88)	(88)				(88)
Comprehensive loss:						(11,080)			-	(11,080)
Share-based compensation	-	129	593	-	-	722	-	-	-	722
Issuance of restricted stock	710,976
At the Market Raise	1,861,347	581	-	-	-	581	-	-	-	581
Balance, June 30, 2010	107,973,051	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25,907

See notes to the unaudited condensed consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,992)	$(12,889)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	940	1,407
Gain on discontinued operations	(124)	-
Share-based compensation	723	621
Loss on disposal of fixed assets	27	10
Impairment of patents	47	-
Changes in operating assets and liabilities:
Restricted cash	1	(1)
Accounts receivable, net	(1,948)	741
Product inventories	(1,208)	(526)
Prepaid expenses and other current assets	304	(1,141)
Other assets	-	34
Trade accounts payable	1,207	437
Accrued salaries and benefits	739	640
Deferred revenues	1,503	-
Accrued liabilities	(62)	(410)

Net cash used in operating activities	(8,843)	(11,077)

Cash flows from investing activities:
Proceeds from disposition of assets	7	-
Purchase of property and equipment	(820)	(475)

Net cash used in investing activities	(813)	(475)

		(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from financing activities:
Issuance of common stock shares, net of issuance costs	581	12,812
Payment of notes payable	(794)	(706)
Proceeds from long-term debt	-	58
Repayment of long-term debt	(8)	(7)

Net cash (used in) provided by financing activities	(221)	12,157

Net (decrease) increase in cash and cash equivalents	(9,878)	605

Cash and cash equivalents, beginning of period	18,122	28,088

Cash and cash equivalents, end of period	$8,244	$28,693

Supplemental disclosures:
Cash paid for interest	$44	$87

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:
For the six months ended June 30, 2010:
- We had an unrealized loss on available for sale securities of $88,566.
- We issued 710,976 shares of restricted stock to directors having a fair value of approximately $319,939 for which no cash will be received.
- We made property and equipment purchases of $59,832 which are included in trade accounts payable at June 30, 2010.

For the six months ended June 30, 2009:
- We had an unrealized gain on available for sale securities of $1,677,738.
- We issued 382,115 shares of restricted stock to directors having a fair value of approximately $396,657 for which no cash will be received.
- We made property and equipment purchases of $108,595 which are included in trade accounts payable at June 30, 2009.

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

The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Canada Deposit Insurance Corporation (“CDIC”) up to a maximum of US $250,000 and CN $100,000, respectively, per depositor.  At June 30, 2010 and December 31, 2009 we had $1.3 million and $1.2 million, respectively, in excess of insurance limits in bank accounts insured by the FDIC or CDIC.

Investment in Available for Sale Securities - The investment in short-term available for sale securities consists of 113,809 Shares of Spectrum Pharmaceuticals, Inc. common stock valued at $446,000 and $505,000 at June 30, 2010 and December 31, 2009, respectively.  This stock was received in exchange for ownership assignment of all patent rights associated with RenazorbTM and RenalanTM compounds to Spectrum.  Spectrum must also pay us future milestone and royalty payments as they develop revenues for these compounds.

Accounts Receivable — Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses.  We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss.

The allowance for doubtful accounts is as follows:

In thousands of dollars
Beginning Balance, January 1, 2010	$161
Additions charged to costs and expenses	-
Net deductions (write-offs, net of collections)	-
Ending Balance, June 30, 2010	$161

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss consists entirely of unrealized loss on the investment in available for sale securities.

Long-Lived Assets - We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 22 years for our building and related building improvements.  If an impairment is indicated, the asset value is written down to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until the Company’s products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

As of June 30, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $10.8 million investment in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment is utilized to fulfill contracts in all revenue categories.

We reviewed our four capitalized patents and determined that three of these patents had value in excess of their net book value of $483,000.  AlSher currently has an exclusive license to use this technology from Altair.  The fourth patent no longer had value, thus an impairment charge of $47,000 was recorded in the quarter ended March 31, 2010.

Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, after recording the impairment described above, we believe that our long-lived assets are not impaired.

Property Plant and Equipment, net – held and not used - This balance sheet classification included assets being redeployed from our Life Sciences and Performance Materials Divisions, into our Power and Energy Group.  During the quarter ending June 30, 2010 these assets were either redeployed into our Power and Energy Group or transferred to Sherwin Williams through our transfer of AlSher Titania, LLC on April 30, 2010.

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

Accrued Warranty - We provide a limited warranty for battery packs and energy storage systems.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since these are new products, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.  The liability for estimated warranty obligations may also be adjusted based on specific warranty issues identified.  The balance of our accrued warranty as of June 30, 2010 and December 31, 2009, was $79,000 and $79,000, respectively.

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

We sold our 70% interest in AlSher to Sherwin-Williams on April 30, 2010.  Please see Note 3 for further details.

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

Recent Accounting Pronouncements —

Issued and not yet adopted:

In January 2010, the FASB revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  Our disclosures about fair value measurements are presented in Note 3 – Fair Value Measurements. We have adopted the changes required except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which will become effective for the Company on January 1, 2011. Management has determined that the adoption of these changes will not have a material impact on the Financial Statements.

Issued and adopted:

In February 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity's requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on the Financial Statements.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 3.  Discontinued Operations

On April 30, 2010 we sold our 70% share in the AlSher Titania Joint Venture (AlSher) to Sherwin-Williams.  Sherwin-Williams now owns 100% of AlSher.  All previous agreements with Sherwin-Williams regarding the AlSher Joint Venture are superseded.

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

For the three and six months ended June 30, 2010, we recorded a gain of $124,000 on discontinued operations. The $124,000 gain was comprised of $400,000 of costs related to asset disposal and $524,000 remaining equity in noncontrolling interest.

Note 4.  Fair Value Measurements

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at June 30, 2010:

In thousands of dollars
Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,558	$-	$-	$2,558
Spectrum Pharmaceuticals, Inc.	446	446	-	-
Investment in available for sale securities	$3,004	$446	$-	$2,558

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at December 31, 2009:

In thousands of dollars
Assets at fair value:	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,587	$-	$-	$2,587
Spectrum Pharmaceuticals, Inc.	505	505	-	-
Investment in available for sale securities	$3,092	$505	$-	$2,587

The Spectrum Pharmaceuticals shares listed above as of June 30, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum to license them the rights to RenalanTM and RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock. These shares are valued at market closing price as of June 30, 2010.

The activity relating to assets recorded at fair value on a recurring basis utilizing Level 3 inputs for the three months ended June 30, 2010 and June 30, 2009 is summarized below:

In thousands of dollars
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2010	Auction rate corporate notes 2009
Beginning Balance, April 1	$2,448	$2,866
Total gains or losses (realized/unrealized):
Included in other comprehensive loss	112	144
Other adjustments	(2)	3
Ending Balance, June 30	$2,558	$3,013

The activity relating to assets recorded at fair value on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2010 and June 30, 2009 is summarized below:

In thousands of dollars
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2010	Auction rate corporate notes 2009
Beginning Balance, January 1	$2,587	$2,816
Total gains or losses (realized/unrealized):
Included in other comprehensive loss	(29)	197
Ending Balance, June 30	$2,558	$3,013

Total unrealized loss for the six months ended June 30, 2010 was $(88,000) and total unrealized gain for the six months ended June 30, 2009 was $197,000. These amounts were included in accumulated other comprehensive loss in Stockholder’s Equity attributable to the change in cumulative unrealized gains (losses) relating to assets still held at the reporting date.  No assets or liabilities are valued on a non-recurring basis at June 30, 2010 and 2009.

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, and we valued these securities using a risk-adjusted discount rate applied to the expected future cash flows.  The discount rate was computed based on annual rates of return on securities with similar credit ratings trading in an active market.  As a result, the market value of these securities decreased by $29,000, remaining flat at $2.6 million at December 31, 2009 and June 30, 2010.

Note 5. Investment in Available for Sale Securities

Investment in available for sale securities includes auction rate corporate notes (long-term) and investments in common stock (short-term) as discussed below.

The auction rate corporate notes are long-term instruments with maturity in 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a reduction in the liquidity of the auction rate market, sell orders exceed bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at June 30, 2010 to determine if they were other than temporarily impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, credit ratings of the underlying collateral and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at June 30, 2010 the fair value was $2.6 million, representing a cumulative unrealized holding loss of approximately $1.3 million.  Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider these investments to be other than temporarily impaired at June 30, 2010.

On August 4, 2009 we entered into an amended agreement with Spectrum where we assigned all patent rights associated with RenalanTM and RenaZorbTM.  As part of this Agreement, we received 113,809 unregistered and restricted shares of Spectrum common stock.  On receipt these shares were recorded at their market value of $750,000 as measured by their closing price on the National Association of Securities Dealers Automated Quotations (NASDAQ) Capital Market as of July 1, 2009.   This investment had a market value of $446,000 as of June 30, 2010.

Note 6.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	June 30, 2010	December 31, 2009

Raw materials	$2,878	$3,832
Work in process	2,145	1,038
Finished goods	1,324	173
Total product inventories	$6,347	$5,043

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of June 30, 2010 and December 31, 2009, inventory consisted primarily of nano-structured lithium titanate spinel, battery cells and battery modules in various stages of the manufacturing process.

Note 7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	June 30, 2010	December 31, 2009

Prepaid inventory purchases	$964	$802
Prepaid insurance	44	301
Deposits	340	340
Other prepaid expenses and current assets	168	377
Total prepaid expenses and other current assets	$1,516	$1,820

Our prepaid inventory purchases are associated with unfulfilled purchase orders of $1.6 million.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 8.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of June 30, 2010 and December 31, 2009 were:

In thousands of dollars
	June 30, 2010	December 31, 2009
Patents and patent applications	$1,366	$1,518
Less accumulated amortization	(902)	(967)
Total patents and patent applications	$464	$551

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2010 and June 30, 2009, was $40,000 and $42,000, respectively.  For each of the next five years, amortization expense relating to patents is expected to be approximately $76,000 per year.

In the first quarter, we reviewed our four capitalized patents and determined that three of these patents had value in excess of their net book value of $483,000.  AlSher currently has an exclusive license to use this technology from Altair.  In the first quarter, we determined that the fourth patent no longer had value.  The fourth patent had an original cost of $152,000, accumulated depreciation of $105,000 and a net value of $47,000.  Accordingly, an impairment charge of $47,000 was recorded, and is reflected for the six months ended June 30, 2010.

Note 9.  Note Payable and Capital Leases

The current and long-term amounts of the notes payable and capital leases are as follows:

In thousands of dollars
	June 30, 2010	December 31, 2009
Note payable to BHP Minerals International, Inc.	-	$600
Note payable to AICCO, Inc.	-	194
Capital leases	$46	53
Subtotal	46	847
Less current portion	(16)	(810)
Long-term portion of notes payable and capital leases	$30	$37

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

Note 10.  Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers.

The total compensation cost charged in connection with the stock incentive plan was $933,000 and $1.0 million for the six-months ended June 30, 2010 and 2009, respectively.  During the six-months ended June 30, 2010, 673,045 options vested at a weighted average price of $2.12.  During the six-months ended June 30, 2009, 640,815 options vested at a weighted average price of $3.02. There were no stock option and warrant exercises during the six months ended June 30, 2010 and 2009.

Compensation expense of $933,000 was recognized for the six-months ended June 30, 2010.  This expense consisted of $210,000 related to the stock grant awards accrual of the “2010 Annual Incentive Bonus Plan” which is accrued to liabilities, as well as amortized expense of stock options of $594,000 and restricted stock of $129,000, the offset of which is additional paid in capital of stockholders’ equity.  For the six-months ended June 30, 2009, compensation expense of $1.0 million consisted of $401,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized stock options of $478,000 and restricted stock expense of $143,000.

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9.0 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 181,500 are outstanding and unexercised at June 30, 2010.  The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at June 30, 2010 is 5,963,569.

Total options granted for the six-month periods ended June 30, 2010 and 2009 were 1,568,250 and 1,437,000, respectively.  The weighted average grant date per share fair value of options granted during the six months ended June 30, 2010 and June 30, 2009 was $1.02 and $1.18, respectively.

As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1 year as of June 30, 2010.

Restricted Stock

During the six-months ended June 30, 2010, the Board of Directors granted 710,976 shares of restricted stock under the plan with a weighted average fair value of $0.45 per share. During the six-months ended June 30, 2009, the Board of Directors granted 382,115 shares of restricted stock under the plan with a weighted average fair value of $1.04 per share.

As of June 30, 2010 we had $381,774 of total unrecognized compensation expense related to restricted stock which will be recognized over a weighted average of  1.4 years.

Warrants

For the six-months ended June 30, 2010, no new warrants were issued.  Outstanding warrants as of June 30, 2010 were 7,028,440.  All warrants are fully vested and expire on May 28, 2016.

Note 11.  Other Transactions

On June 9, 2010, we entered into an At the Market Issuance Sales Agreement with Thomas Weisel Partners LLC pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $15.0 million from time to time through Thomas Weisel, acting as agent. The sales, if any, of shares made under the Sales Agreement will be made on the NASDAQ Capital Market by means of ordinary brokers' transactions at market prices, in privately negotiated transactions or as otherwise agreed by Thomas Weisel and Altair.  Thomas Weisel will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Thomas Weisel commissions at a fixed commission rate of 5% of the gross sales price per share for any shares sold under the Sales Agreement.  We have also agreed to reimburse Thomas Weisel for certain specified expenses and have provided Thomas Weisel with customary indemnification rights.

As of June 30, 2010, we have sold 1,861,347 common shares.  The sales were made at an average weighted price of $0.47 per share with net proceeds to the Company, after expenses, of $581,000.  At June 30, 2010 , we had a stock subscription receivable balance of $93,000.

Note 12.  Related Party Transactions

There were no material transactions with related parties during the three and six months ended June 30, 2010.

Note 13.  Business Segment Information

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited condensed consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three-month and six-month periods ended June 30, 2010 and June 30, 2009 is as follows:

In thousands of dollars
			Depreciation
		Loss (Income)	and
Three Months Ended	Net Sales	From Operations	Amortization	Assets
June 30, 2010:
Power and Energy Group	$1,026	$1,546	$331	$15,685
All Other	474	(36)	42	1,203
Corporate	-	3,561	78	15,757
Consolidated Total	$1,500	$5,071	$451	$32,645

June 30, 2009:
Power and Energy Group	$34	$2,499	$313	$7,073
All Other	(37)	431	315	6,456
Corporate	-	3,555	45	36,885
Consolidated Total	$(3)	$6,485	$673	$50,414

			Depreciation
		Loss	and
Six Months Ended	Net Sales	From Operations	Amortization	Assets
June 30, 2010:
Power and Energy Group	$1 ,929	$3,747	$626	$15,685
All Other	763	70	178	1,203
Corporate	-	7,342	123	15,757
Consolidated Total	$2,692	$11,159	$927	$32,645

June 30, 2009:
Power and Energy Group	$882	$4,783	$669	$7,073
All Other	17	946	649	6,456
Corporate	-	7,228	89	36,885
Consolidated Total	$899	$12,957	$1,407	$50,414

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

For the six months ended June 30, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2010 and the balance of their accounts receivable at June 30, 2010 were as follows:

In thousands of dollars
	Sales	Accounts Receivable
	Six Months Ended	Balance at
Customer	June 30, 2010	June 30, 2010
Power and Energy Group:
Office of Naval Research	$1,597	$528
Proterra LLC	$283	$1,383

All Other:
US Army RDECOM	$638	$277

For the six months ended June 30, 2009, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2009 and the balance of their accounts receivable at June 30, 2009 were as follows:

In thousands of dollars
	Sales	Accounts Receivable
	Six Months Ended	Balance at
Customer	June 30, 2009	June 30, 2009
Power and Energy Group:
BAE Systems .Science & Technology	$482	$-
BAE Systems Marine Limited	$263	$48
Amperex Technology Limited	$117	$14

Sales for the six month periods ended June 30, 2010 and 2009 by geographic area were as follows:

In thousands of dollars
	Sales	Sales
	Six Months Ended	Six Months Ended
Geographic information (a):	June 30, 2010	June 30, 2009
United States	$2,691	$604
Other foreign countries	1	408
Total	$2,692	$1,012

(a) Revenues are attributed to countries based on location of customer.

Note 13.  Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financials statements or disclosure in the notes to the consolidated financial statements.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc.,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc. a Nevada corporation and Mineral Recovery Systems, Inc., a Nevada corporation (“MRS”).  AlSher Titania LLC, a Delaware limited liability company, was 70% owned by Altairnano, Inc until April 30, 2010, when such interest was transferred to Sherwin-Williams.  We currently hold the following trademarks: Altair Nanotechnologies Inc.®, Altair Nanomaterials, Inc.®, Altairnano®, ALTI-ESSTM, TiNano® and Nanocheck®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing, manufacturing and selling our nano-lithium titanate battery cells, battery modules and battery packs, and providing related design, installation and test services.  We have two primary areas of focus:

1.	Marketing our large-scale energy storage solutions to power companies and electric grid operators throughout the world, and
2.	Marketing our batteries to electric and hybrid-electric bus manufacturers.

In our 2008 comprehensive strategic review we determined that the specific markets we should focus on going forward are: the provision of frequency regulation and renewables integration in the electric grid, the electrification of the mass-transit portion of the automotive market, and similar opportunities in the military market where we can leverage the specific application to support our overall technology development efforts.  We believe that these are multi-billion dollar emerging markets with room for a number of successful suppliers.  At the present time, we perceive no dominant provider and we believe that as a result of our significant differentiated product attributes, the overall strength of our management team, and the recognition we are receiving in the marketplace, that we have a very good chance of becoming one of the successful suppliers.  Our proprietary technology platform gives our products a number of unique, highly sought after attributes that clearly differentiate our products from their alternatives.  Included in these attributes are substantially longer cycle and calendar lives, a rapid recharge time, the ability to provide instantaneous high power, a wide operating temperature range and increased operational safety.

2009 was a transition year as we discontinued the pursuit of low-margin grants and contracts in the life sciences and performance materials markets to focus on the power and energy systems market.  The first half of 2010 continued in this transition mode.  In June 2010 we closed our first significant long-term purchase and supply agreement in the mass transit market with Proterra, Inc.  The first purchase order under this contract was for the supply of $4.6 million of battery modules for electric buses.  These battery modules are scheduled to ship over the October 2010 – June 2011 time frame.  We anticipate additional orders from Proterra for shipments beyond June 2011 as Proterra continues to grow its business.

In the frequency regulation and renewables integration markets we are pursuing a number of opportunities, both domestic and international, that are taking longer to bring to closure than we had earlier anticipated.  We are optimistic, however, that we will begin to see some of these opportunities successfully close as we get into the second half of 2010.

On April 30, 2010 we transferred our 70% share in AlSher Titania to Sherwin-Williams.  Under terms of the agreement, certain intellectual property owned by us, has been licensed to AlSher. We may receive future payments from AlSher based upon future revenues generated from the intellectual property, or from royalty payments relating to the licensed intellectual property.  The amount of future payments from AlSher to us is based on AlSher revenue, and royalty payments are capped at $3,000,000. The payments to us and continuation of the intellectual property licenses are conditional upon certain milestones being achieved and payments being made to us. Additionally, AlSher has an option to purchase the licensed intellectual property for $2,000,000.

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  The U.S. Army and Navy continue to test our batteries for specific applications.  Although contract services revenue comprised 83% of total revenue during the six months ending June 30, 2010, we expect this percentage to diminish as our commercial battery sales expand.

Our revenues have been, and we expect them to continue to be, generated by product sales, commercial collaborations, government contracts and grants and license fees.  We currently have agreements in place to (1) provide research to further develop battery electrode materials and nanosensors, (2) develop battery backup power systems for naval applications, and (3) provide battery modules to a U.S. based bus manufacturer.  We have made product sales consisting principally of battery packs and nano lithium titanate cells.

General Outlook

We have generated net losses in each fiscal year since incorporation, and the six months ending June 30, 2010 was no different.  Revenues from product sales, commercial collaborations and contracts and grants increased in the first six months of 2010 to $2.7 million compared to $899,000 in the same period in 2009.  Contracts with the U.S. Office of Naval Research ($1.6 million) and with the U.S. Army ($638,000) comprised most of our revenue during the first six months of 2010.  This compares to primary revenue sources of $482,000 from BAE Systems U.S. and $263,000 from BAE Systems UK for commercial collaborations during the first six months of 2009.  Total costs, including cost of goods sold and operating expenses, remained constant at $13.8 million, which resulted in a YTD net loss of $11 million during 2010 versus a $12.8 million net loss in the corresponding six months of 2009.

Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from manufacturing, product sales, licensing and royalties. We expect our nano lithium titanate batteries and battery materials to be a source of such higher-margin revenues.  Consequently, during the first six months of 2010, that is where we have focused our efforts.  Although our overall employee count has remained flat from end-of-year 2009, we have expanded the scope of our Power and Energy Group by (1) hiring additional engineering and operations staff to handle the conversion from a prototype to a commercial product, (2) adding additional sales and marketing personnel to focus on this market, and (3) acquiring additional test and production equipment.   During the second quarter of 2010 a number of anticipated customer orders that we had hoped would close were delayed for various reasons.  We do not believe we have lost these orders. They simply are taking longer to close than we had expected.  We therefore have been focusing on cost containment throughout the business with the exception of our sales efforts.  We remain optimistic that these orders are delayed but achievable during the balance of 2010.

As we attempt to significantly expand our revenues, some of the key near-term events that will affect our long-term success include the following:

●
Continued successful operation and performance of the 1 MW battery system placed in commercial operation in the PJM regional transmission organization outside of Philadelphia in May of 2009.  To date that system has performed as designed, providing frequency regulation to the electric grid with minimal degradation of the system, generating a steady revenue stream for The AES Corporation, owner of the system.  We are optimistic that this will increase our credibility with future customers.

●
In August 2009, we signed a contract with Proterra LLC (now Proterra, Inc.), a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses to sell them battery modules for their all electric and hybrid electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  On May 3, 2010, we received a purchase order of $850,000 with Proterra to supply additional battery modules for delivery in August and September 2010.  On June 24, 2010 we signed a new long-term purchase and supply agreement with Proterra, under which we received an additional purchase order for $4.6 million to supply battery modules for delivery from October 2010 through June 2011.  We anticipate additional orders from Proterra as it brings its new manufacturing plant on line and begins to scale up its operations.

●
Based on the demonstrated success of our battery modules in the Proterra bus application and independent testing of our cells by other entities, we have continued discussions with a number of other bus manufacturers and systems integrators regarding the purchase of our battery products for their respective applications.

●
Our efforts in the military market continue to move forward on several different projects.  Initial testing phases on each project with the U.S. Army, U.S. Navy and the British Ministry of Defense have all been completed and ongoing government funding for 2010 – 2011 for the U.S. Navy is already in place. Although the results of the work done in the other areas were equally well received, ongoing work is dependent on government funding in the United Kingdom that is not yet in place.  We anticipate finalizing the phase three contract (approximately $4 million) for our work with the U.S. Office of Naval Research in the third quarter of 2010.

●
Spectrum continues its product development work and pre-clinical testing and has indicated that it will file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration before the end of 2010.   Pre-clinical trial work involving animal studies on the RenazorbTM-based drugs is ongoing and is expected to be complete by the end of 2010.     Spectrum continues to enlist our analytical resources for development work.  This work is moving Spectrum closer to achieving the milestone associated with our first milestone payment.

●
On April 30, 2010 we sold our 70% interest in AlSher Titania, LLC to Sherwin-Williams, who will be taking these assets to further develop this business on their own.  In return Sherwin will make future payments to us based on the future business success of AlSher Titania.

Although it is not essential that we are successful in all of these markets to permit substantial long-term revenue growth, we believe that full commercialization of several of our battery applications will be necessary in order to expand our revenues enough to create a likelihood of our becoming profitable in the long-term.  We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, partnering and other risks to be overcome.

An important consideration as we begin to grow our revenue stream is to ensure that we have access to the various components and raw material we need to manufacture and then assemble our various products.  With a small product volume, having multiple suppliers for each component is not practical, but is now becoming much more important to us. During the first six months of 2010, we continued to identify and qualify additional suppliers or manufacturers for our critical components.  While those efforts have progressed, the most critical sole-source relationship we currently have is for the manufacture of our battery cells.  We currently have one supplier that manufactures all of our battery cells.  These cells include our proprietary nano lithium titanate material produced by us in Reno, Nevada.  Our contract manufacturer uses this material and other components that they acquire elsewhere to manufacture our cells and then delivers them to our Anderson, Indiana manufacturing facility.  We then manufacture battery packs used in electric buses and also complete megawatt scale energy storage solutions for the electric grid markets.  This battery cell supplier is critical to our manufacturing process.  We are currently in the process of qualifying a second contract manufacturer and expect to have this capability in place by the end of this year.

As previously reported, we experienced a quality issue with the critical cell manufacturing supplier described above that impacted our immediate ability to supply product to our customers.  Since the initial identification of the problem we have been working with the supplier to identify and address the root causes of the problem.  We have now resolved the issue with that supplier and given them authorization to resume production of cells for us with the identified fixes in place.  At this time we are once again receiving cells in production volumes that meet our manufacturing specifications.  Cells earlier determined to be faulty are being returned to the vendor for replacement under their warranty program.  We believe that this quality issue has now been resolved and will no longer constrain product deliveries.

Contracts and Grants

Our $3.8 million ONR II contract is running about three months behind due to the cell quality issue described in the above paragraph.  We generated another $983,000 of revenue on this contract during the quarter ending June 30, 2010 and anticipate earning the $1 million balance during the third quarter of 2010.

Our $1.7 million U.S. Army nanosensor grant is on schedule, and we expect to recognize revenue on the $900,000 balance during 2010.

Our Operating Divisions

Since early 2009 we have been organized into two divisions: a Power and Energy Group and an All Other Division. Efforts began in late 2008 and early 2009 to eliminate or sell the Company’s assets and efforts in the Life Sciences and Performance Materials divisions.  With the 2009 secession of our Life Science activities and the transfer of our AlSher Titania interest to Sherwin-Williams in April of this year, as of June 30, 2010, we have ceased all material operations in the Life Sciences and Performance Materials areas.

Liquidity and Capital Resources

Current and Expected Liquidity

As of June 30, 2010, we had cash and short-term investments totaling $8.2 million compared to $28.7 million at the same point last year and $18.1 million at the start of this year.  Net decrease in cash for the three months ended June 30, 2010 totaled $4.1 million compared to a net increase of $6.7 million for the comparative 2009 period.  We raised $12.8 million, net of expenses, in an offering during the second quarter of 2009 compared to $581,000 net of expenses, during the second quarter of 2010.

 The major factors that have the greatest impact on our liquidity and resulting cash balance are:

●	Our ability to raise additional capital,
●	The volume and timing of our customer sales,
●	The timeliness of our collections efforts,
●	The build-up of our inventory levels in anticipation of sales, and
●	The addition of headcount and other operating expenses.

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

As we move through 2010, we do not expect to build up our inventory levels much more than the current levels until we begin to close significant sales.  With regard to inventory decisions, we consider the lengthy manufacturing cycle of four to six months required to produce our large battery systems and the time lag from our suppliers associated with some of our critical product components.  Depending on the time lag between the initial inventory buildup and the actual sales, our cash balance may be negatively impacted.  Since actual sales and production volumes for the full year of 2010 are unknown at this time, we are not able to currently estimate our anticipated inventory purchases through December 31, 2010.  We expect that we will end 2010, however, with an overall inventory level in the same range as we ended the second quarter of 2010.

During the quarter ending June 30, 2010 we increased spending on our battery initiatives, compared to the same period last year, continuing the enhancement of our products and their conversion from prototypes into commercial grade products.  As a result of the delays in closing some of the anticipated second quarter customer contracts, we implemented a hiring freeze early in the quarter and it has remained in place since then.

We estimate that our current cash and short-term investments balance combined with anticipated customer orders over the next several months is sufficient to support our operations for approximately 5 months.  However, it will not be sufficient to carry the Company to our projected cash flow breakeven point projected for late 2012.  Consequently, we initiated an At-The-Market Stock Offering in June 2010 and raised $581,000 net of expenses, as of June 30, 2010. We plan to raise additional capital during 2010 to help fund our operations as we ramp up our sales.

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

Cash used in operations during the quarter ending June 30, 2010 of $4.2 million consisted primarily of payments for wages and salaries to our employees and an increased level of inventory purchases for long lead time items.  We continue to monitor our cash flows very carefully and have been successful to date in structuring our customer contracts so that they are essentially cash flow neutral or slightly positive for us.  As we begin to ramp up our anticipated sales volume this year we are not expecting a large up-front drain on our cash.

Investing activities for the quarter ended June 30, 2010 reflect the purchase of $357,000 of lab and production equipment related to the manufacture of battery modules and nano lithium titanate. Earlier in the year we had anticipated the need to spend approximately $4.9 million this year on capital equipment required for the manufacture and testing of our various battery products.  As a result of the delay in closing these sales, however, we have been able to defer the overwhelming bulk of these purchases into 2011.

The use of cash for financing activities includes $581,000, net of expenses, of cash receipts that the Company has received to date from the shares sold through the At-the-Market financing program implemented with Thomas Weisel Partners in June of this year.  The Company has the ability to raise up to $15 million through this program and anticipates continuing to use it in the relatively near-term to provide additional working capital.

During the second quarter we lowered our monthly cash burn rate to $1.4 million per month from the $1.9 million monthly rate of the first quarter.  We have initiated an employee hiring freeze and are closely scrutinizing all expenditures.  We have also adjusted our manufacturing operations to reflect orders delayed in the stationary power market segment from our forecasts at the beginning of 2010 and deferred nearly all capital purchases from 2010 into 2011.  It appears that order volume is beginning to pick up as evidenced by the recently announced Proterra contract, but should significant firm purchase orders fail to materialize by the end of 2010, purchases of raw materials would be discontinued and other measures to conserve cash would be implemented as necessary to extend cash availability.  Other measures to preserve cash on hand until order volume begins to increase would include deferring discretionary expenditures such as internal research costs, training, and routine equipment and building maintenance, and reductions in workforce.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2010:

In thousands of dollars
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Service Agreements	864	810	54	-	-
Capital Leases	116	89	28	-	-
Operating Leases	598	300	297	-	-
Unfulfilled Purchase Orders	1,627	1,627	-	-	-
Total Contractual Obligations	$3,205	$2,826	$379	$-	$-

We have deferred all planned significant capital expenditures until 2011, when we expect sufficient customer product orders to justify the additional capital expenditures.

Other Contemplated Actions

At the Annual Meeting of Shareholders on May 24, 2010, our shareholders authorized the Board of Directors to implement an up-to 10 to 1 stock split.  We have not taken this step to date as our anticipated customer orders over the next few months may be sufficient to raise our stock price up above the required $1.00 per share prior to the December 20, 2010 deadline for compliance with the NASDAQ minimum bid price requirement.  However should we need to affect this reverse stock split action to comply with NASDAQ listing requirements, we intend to do so.

At the July 30, 2010 Special Shareholder Meeting, our shareholders authorized the Board of Directors to change our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Nevada in the United States through the adoption of articles of domestication and new articles of incorporation.  This change in jurisdiction of incorporation is referred to as a “continuance” under Canadian law Canada and as a “domestication” under Nevada law.  Total cost of this domestication is estimated to be $462,000.

We believe that the domestication will enhance our ability to engage in strategic joint ventures, acquisition and disposition transactions, eliminate certain regulatory burdens imposed by the Canada Business Corporations Act, limit reporting requirements under the Canadian securities laws, and give us flexibility in our management structure.  In addition, we believe that the achievement of our strategic goals would be enhanced by our clear and unambiguous identification as a U.S. corporation. Our intention is to execute this change by the end of 2010.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the first six months of 2010.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, investments in available for sale securities, share-based compensation, revenue recognition, accrued warranty, overhead allocation, allowance for doubtful accounts, inventory, and deferred income taxes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

▪
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials and titanium dioxide pigment assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At June 30, 2010, the carrying value of these assets was $10.8 million, or 33% of total assets.   We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends and order backlogs; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 22 years for our building and related building improvements.  If an impairment is indicated, the asset value is written to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until our products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

As of June 30, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $10.8 million in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment and our Reno facility, is utilized to fulfill contracts in all revenue categories.  Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, we believe that our long-lived assets are not impaired.

▪
Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  We calculate compensation expense using a Black-Scholes Merton option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use, which are presented in Note 10 of Notes to the Condensed Consolidated Financial Statements, are appropriate and reasonable.

▪
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  During the second quarter of 2010, our revenues were derived primarily from contract research and development.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to future performance of services or delivery of products, are deferred until the customer accepts the service or the product title transfers to our customer.  Upfront payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

▪
Overhead Allocation.  Facilities overheads, which are comprised primarily of occupancy and related expenses, are initially recorded in general and administrative expenses and then allocated monthly to research and development and product inventories based on relative labor costs.  Facilities overheads and fringe benefits allocated to research and development projects may be chargeable when invoicing customers under certain research and development contracts.

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

▪
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 30, 2010.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of June 30, 2010.  Due to the significant increase in common shares issued and outstanding from 2005 through 2010, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Product sales, net	$21	$(84)	$36	$(37)	-	-	$57	$(121)
Commercial collaborations	22	67	4	-	-	-	26	67
Contracts and grants	983	51	434	-	-	-	1,417	51
Total revenues, net	1,026	34	474	(37)	-	-	1,500	(3)
Cost of goods sold
Product	(9)	162	16	1	-	-	7	163
Warranty and inventory reserves	75	-	-	-	-	-	75	-
Commercial collaborations	10	50	2	21	-	-	12	71
Contracts and grants	662	16	322	-	-	-	984	16
Total cost of goods sold	738	228	340	22	-	-	1,078	250
Gross profit (loss)	288	(194)	134	(59)	-	-	422	(253)
Operating expenses
Research and development	1,391	1,890	26	(25)	$298	$535	1,715	2,400
Sales and marketing	-	-	-	-	1,146	622	1,146	622
General and administrative	112	102	30	82	2,039	2,353	2,181	2,537
Depreciation and amortization	331	313	42	315	78	45	451	673
Total operating expenses	1,834	2,305	98	372	3,561	3,555	5,493	6,232
(Loss) gain from operations	(1,546)	(2,499)	36	(431)	(3,561)	(3,555)	(5,071)	(6,485)
Other (expense) income
Interest expense	(1)	(1)	-	-	(2)	(12)	(3)	(13)
Interest income	-	-	-	-	27	48	27	48
Gain on foreign exchange	-	-	-	-	2	2	2	2
Total other (expense) income, net	(1)	(1)	-	-	27	38	26	37

(Loss) gain from continuing operations	(1,547)	(2,500)	36	(431)	(3,534)	(3,517)	(5,045)	(6,448)
Gain from discontinued operations	-	-	124	-	-	-	124	-

Net (loss) gain	(1,547)	(2,500)	160	(431)	(3,534)	(3,517)	(4,921)	(6,448)
Less: Net (gain) loss attributable to non-controlling interest	-	-	-	-	(4)	55	(4)	55

Net (loss) gain attributable to Altair Nanotechnologies, Inc.	$(1,547)	$(2,500)	$160	$(431)	$(3,538)	$(3,461)	$(4,925)	$(6,393)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(1,547)	$(2,500)	$36	$(431)	$(3,538)	$(3,461)	$(5,049)	$(6,393)
Gain from discontinued operations	-	-	124	-	-	-	124	-
Net loss	$(1,547)	$(2,500)	$160	$(431)	$(3,538)	$(3,461)	$(4,925)	$(6,393)

Revenues

Power and Energy Group revenue for the quarter ended June 30, 2010 was $1,026,000 compared to $34,000 for the same period of 2009.  This increase is primarily due to the $983,000 of contracts and grants revenue from our ONR II contract during the second quarter of 2010, netted with a decrease in commercial collaborations of $45,000 due to a one-time contract with BAE Systems during the second quarter of 2009.  Product sales for the second quarter of 2009 were $29,000 offset by sales returns from prior years of $113,000.

Total revenue of All Other operations for the quarter ended June 30, 2010 was $474,000 compared to $(37,000) for the same period of 2009.  The $434,000 of this revenue increase during the second quarter of 2010 was a result of our nanosensor contract with the U.S. Army.

Cost of Goods Sold

Power and Energy Group COGS for the quarter ended June 30, 2010 was $738,000 compared to $228,000 for the same period of 2009.  This increase is primarily due to an increase of $646,000 in contracts and grants.  COGS of $662,000 during the second quarter of 2010 related to fulfillment of our contract with the Office of Naval Research for battery safety testing.  This contract is a cost including overhead reimbursement contract.

All Other Division contracts and grants COGS of $322,000 during the second quarter of 2010 is related to our US Army nanosensor grant.

Warranty and inventory reserve of $75,000 during the second quarter of 2010 is primarily related to writing off 3,152 of our 3.5 Ahr cells.  These cells were originally developed and manufactured for a potential market segment that we subsequently chose not to pursue.

It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.

Operating Expenses

Research and development operating expenses declined $685,000 or 28% due to more focused R&D revenue-generating projects in 2010 over 2009.  The research and development expenses related to our commercial collaborations and contracts and grants revenue projects are included in cost of goods sold.

Total sales and marketing expense increased from $622,000 for the second quarter in 2009 to $1.1 million for the same period in 2010.  This change is due to an increase in business development costs in China of $180,000, trade shows of $120,000, consulting of $81,000 and wages of $40,000.

General and administrative expense decreased by $356,000 from $2.5 million in the second quarter of 2009 to $2.2 million in the same quarter of 2010.  This decrease was due to one-time ERP system implementation costs incurred during the second quarter of 2009 for $397,000, reduction in the YTD bonus accrual of $450,000 during the second quarter of 2010, offset by an increase in legal costs due to proxy filings and domestication from Canada to the U.S. of $281,000 and shareholder information expenses for proxy mailings associated with the July 30, 2010 Special Shareholder Meeting

Depreciation expense decreased $222,000 or 33% from the prior year primarily due to the write down of most of the capital assets in the AlSher Titania subsidiary as of December 31, 2009 and the subsequent sale of these capital assets to Sherwin Williams on April 30, 2010.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the quarter ended June 30, 2010 totaled $4.9 million ($0.05 per share) compared to a net loss of $6.4 million ($0.07 per share) in the second quarter of 2009.

All Other operations net income for the quarter ended June 30, 2010 was $160,000 compared to a net loss of $431,000 in the same quarter of 2009.  This improvement is primarily attributable to an increase in contract and grants revenue of $434,000 earned in connection with the U.S. Army nanosensor grant during Q2 2010 and due to lower depreciation expense as described above under Operating Expenses.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Product sales, net	$22	$53	$110	$17	-	-	$132	$70
Commercial collaborations	305	766	15	-	-	-	320	766
Contracts and grants	1,602	63	638	-	-	-	2,240	63
Total revenues, net	1,929	882	763	17	-	-	2,692	899
Cost of goods sold
Product	(8)	328	68	20	-	-	60	348
Warranty and inventory reserve	128	-	-	-	-	-	128	-
Commercial collaborations	179	245	11	55	-	-	190	300
Contracts and grants	1,127	38	468	-	-	-	1,595	38
Total cost of goods sold	1,426	611	547	75	-	-	1,973	686
Gross profit (loss)	503	271	216	(58)	-	-	719	213
Operating expenses
Research and development	3,368	4,183	31	150	$756	$1,110	4,155	5,443
Sales and marketing	-	-	-	-	2,330	1,223	2,330	1,223
General and administrative	256	202	77	89	4,133	4,806	4,466	5,097
Depreciation and amortization	626	669	178	649	123	89	927	1,407
Total operating expenses	4,250	5,054	286	888	7,342	7,228	11,878	13,170
Loss from operations	(3,747)	(4,783)	(70)	(946)	(7,342)	(7,228)	(11,159)	(12,957)
Other (expense) income
Interest expense	(2)	(2)	-	-	(8)	(29)	(10)	(31)
Interest income	-	-	-	-	52	119	52	119
Realized loss on investment	-	-	-	-	-	(18)	-	(18)
Gain (loss) on foreign exchange	-	-	-	-	1	(2)	1	(2)
Total other (expense) income, net	(2)	(2)	-	-	45	70	43	68

Loss from continuing operations	(3,749)	(4,785)	(70)	(946)	(7,297)	(7,158)	(11,116)	(12,889)
Gain from discontinued operations	-	-	124	-	-	-	124	-

Net (loss) gain	(3,749)	(4,785)	54	(946)	(7,297)	(7,158)	(10,992)	(12,889)
Less: Net loss (gain) attributable to non-controlling interest	-	-	4	56	(4)	56	-	111

Net (loss) gain attributable to Altair Nanotechnologies, Inc.	$(3,749)	$(4,785)	$58	$(890)	$(7,301)	$(7,102)	$(10,992)	$(12,778)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(3,749)	$(4,785)	$(66)	$(890)	$(7,301)	$(7,102)	$(11,116)	$(12,778)
Gain from discontinued operations	-	-	124	-	-	-	124	-
Net loss	$(3,749)	$(4,785)	$58	$(890)	$(7,301)	$(7,102)	$(10,992)	$(12,778)

Revenues

Total revenues for the six months ended June 30, 2010 were $2.7 million compared to $899,000 for the same period of 2009.

Power and Energy Group revenue for the six months ended June 30, 2010 was $1.9 million compared to $882,000 in the same period of 2009.  This increase is primarily attributable to ONR Phase II contract revenue of $1.6 million during 2010 versus $39,000 of revenue during the first six months of 2009 for the ONR Phase I contract.  Commercial collaborations revenue decrease of $461,000 was from one-time contracts with BAE Systems USA of $482,000 and BAE Systems UK of $263,000 during 2009 offset by $283,000 of battery modules sold to Proterra Corporation under a collaborative agreement during 2010.

All Other operations revenue for the six months ended June 30, 2010 was $763,000 compared to $17,000 in the same period of 2009.  This increase is due primarily to $638,000 of revenue from our US Army Nanosensor contract.

Cost of Goods Sold

Warranty and inventory reserve expense of $128,000 for the six months ended June 30, 2010 compared to $0 for the same period of 2009 is comprised of $14,000 in customer warranty reserve increases to match our increased product revenues, expense of $81,000 for 3,152 3.5 Ahr cells and an increase to our overall inventory reserve of $33,000.

Power and Energy Group contracts and grants COGS of $1.1 million during the six months ended June 30, 2010 is related to fulfillment of our contract with the Office of Naval Research for battery safety testing.  This contract is a cost including overhead reimbursement contract.

Operating Expenses

Research and development operating expenses declined $1.3 million or 24% due to more focused R&D revenue-generating projects in 2010 over 2009.  The research and development expenses related to our commercial collaborations and contracts and grants revenue projects are included in cost of goods sold.

The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.

Depreciation expense is down $480,000 or 34% from the prior year due primarily to the write down of most of the capital assets in the AlSher Titania subsidiary as of December 31, 2009 and the subsequent sale of these capital assets to Sherwin Williams on April 30, 2010.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the six months ended June 30, 2010 totaled $11 million ($0.10 per share) compared to a net loss of $12.8 million ($0.13 per share) in the same period of 2009.   These decreased losses reflect additional revenues from our ONR II contract and cost-containment in areas of the business that will not harm our revenue-generation capabilities in the future.

Power and Energy Group net loss for the six months ended June 30, 2010 totaled $3.7 million compared to $4.8 million in the same period of 2009 and improved primarily due to the revenues generated from our contract with the Office of Naval Research (ONR II).

The net gain of All Other operations for the six months ended June 30, 2010 was $58,000 compared to a loss of  $890,000 in the same period of 2009.  This improvement is primarily attributable to an increase in contract and grants revenue of $434,000 earned in connection with the U.S. Army nanosensor grant during Q2 2010 and due to lower depreciation expense as described above under Operating Expenses.

The net loss of corporate for the six months ended June 30, 2010 was $7.3 million compared to a net loss of $7.1 million in the same period of 2009.  This resulted from lower research and development and general and administrative costs of $1 million netted with higher sales and marketing costs of $1.1 million.

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

Item 4.  Controls and Procedures

(a)      Based on their evaluation as of June 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

Of the Risk Factors set forth below under “Risk Factors”, the following risks factors are new risk factors or have been significantly altered, when compared to the “Risk Factors” identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as described below.  These substantial updates are, in part, a result of a risk factor reviews done in connection with recently filed prospectus supplement or registration statements.  In addition, we have made minor alterations to other risks factors to update financial statement numbers or otherwise clarify the risks identified therein.

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

As of June 30, 2010, we had approximately $8.2 million in cash and cash equivalents.  We need to raise additional capital in order to sustain our ongoing operations, continue testing and additional development work and, under certain possible circumstances, acquire inventory and/or expand and operate facilities for the production of products.  We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

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

If we are unable to obtain sufficient capital or are in a position to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities.  If we are unable to obtain sufficient capital for an extended period of time, or enter into a business combination transaction with a company with additional capital or complementary strengths, we may be forced to curtail or discontinue operations.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our quarterly operating results include the following:

●	fluctuations in the size, quantity and timing of customer orders from one quarter to the next;

●	timing of delivery of our services and products;

●	additions of new customers or losses of existing customers;

●	positive or negative business or financial developments announced by us or our key customers;

●	our ability to commercialize and obtain orders for products we are developing;

●	costs associated with developing our manufacturing capabilities;

●	the retention of our key employees;

●	new product announcements or introductions by our competitors or potential competitors;

●	the effect of variations in the market price of our common shares on our equity-based compensation expenses;

●	disruptions in the supply of raw materials or components used in the manufacture of our products;

●	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

●	technology and intellectual property issues associated with our products; and

●	general political, social, geopolitical and economic trends and events.

We may be obligated to pay a royalty on sales into the stationary power market.

In a joint development agreement we entered into in 2007 to develop a collection of advanced lithium based battery systems to provide frequency regulation and other services to the electricity generations and transmission markets, we granted a royalty of 5% of the gross revenue we realize from the sale of these jointly developed battery systems through July 20, 2012.  We believe that the battery systems we are marketing are outside the scope of the royalty provisions for various reasons, primarily because they are of different design and configuration than the jointly developed product.  Nevertheless, we may not prevail in our position, and as we begin generating revenue from the sale of large scale stationary batteries for use in connection with electrical transmission and regulation, we may be required to pay this royalty. This would harm our gross margins on such sales.  We may also incur litigation expenses, and management attention may be diverted from the operation of our business.

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

The most critical sole-source relationship we currently have is for the manufacture of our battery cells.  We currently have one supplier that produces all of our battery cells.  These cells include our proprietary nano lithium titanate material produced in Reno, Nevada.  Our contract manufacturer uses this material and other components that they acquire elsewhere to manufacture our cells and then delivers those cells to our Anderson, Indiana manufacturing facility.  We then manufacture battery modules or packs used in electric buses and also manufacture complete multi-megawatt energy storage solutions for the electric grid renewables integration markets.  This battery cell supplier is critical to our manufacturing process.  We are currently in the process of qualifying a second contract manufacturer and expect to have this capability in place by the end of this year.  However, unless and until an agreement with a second supplier is reached, we will remain dependent upon this single supplier.

We have experienced a quality issue with our existing battery cell supplier.  This issue has impacted our near-term capacity to build battery products through the second quarter of 2010.  Although we believe this issue has been resolved, if similar or other quality issues arise in the future, we may experience short term or long term production delays, warranty claims or similar events.  Any such event may lead to a decline in revenue, increased expenses and loss of customer confidence and may otherwise harm our operations.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our nano lithium titanate technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nano lithium titanate technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●
Our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications, if there was in existence relevant prior art or the invention was deemed by the examiner to be obvious to a person skilled in the art whether or not there were other existing patents. Risks associated with patent applications are enhanced because patent applications of others remain confidential for a period of approximately 18 months after filing; as a result, our belief that we are the first creator of an invention or the first to patent it may prove incorrect, as information related to conflicting patents is first published or first brought to our attention;

●
The patents we have been granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;

●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

●
Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach proprietary rights.

Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and involve adverse publicity and adverse results.

Competitors or others may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may result in substantial costs and be a distraction to our management.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation (even if ultimately successful), there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares.

In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology.  An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive, result in adverse publicity and distract our management.

Other parties may bring intellectual property infringement claims against us, which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications.  Third party holders of such patents or patent applications could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs.

If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.

If we are sued on a product liability claim, our insurance policies may not be sufficient.

Although we maintain general liability insurance and product liability insurance, our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business, including our relationships with current customers and our ability to attract and retain new customers.  In addition, if the liability were substantial relative to the size of our business, any uncovered liability could harm our liquidity and ability to continue as a going concern.

Laws regulating the manufacture or transportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

At the present time, international, federal, state and local laws do not directly regulate the storage, use and disposal of the component parts of our batteries.  However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries.  Satisfying any future laws or regulations could require significant time and resources from our technical staff, including those related to possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally.  Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, our batteries and battery systems currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Hazardous Material Regulations of the U.S. Department of Transportation, or DOT.  However, DOT has proposed new regulations harmonizing with the U.N. guidelines.  At present it is not known if or when the proposed regulations would be adopted by the United States.  Although we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA approval process could require significant time and resources from out technical staff and, if redesign were necessary, could delay the introduction of new products.

If our warranty expense estimates differ materially from our actual claims, or if we are unable to estimate future warranty expense for new products, our business and financial results could be harmed.

Our warranty for our products ranges from one to three years from the date of sale, depending on the type of product and its application. We expect that in the future some of our warranties may extend for longer periods.  Because our supply arrangements are negotiated, the scope of our product warranties differ substantially depending upon the product, the purchaser and the intended use; however, we have granted and may grant broad warranties, addressing such issues as leakage, cycle life and decline in power.  We have a limited product history on which to base our warranty estimates. Because of the limited operating history of our batteries and battery systems, our management is required to make assumptions and to apply judgment regarding a number of factors, including anticipated rate of warranty claims, the durability and reliability of our products, and service delivery costs. Our assumptions could prove to be materially different from the actual performance of our batteries and battery systems, which could cause us to incur substantial expense to repair or replace defective products in the future and may exceed expected levels against which we have reserved. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time our customers make a warranty claim, which could harm our operating results.

In addition, with our new products and products that remain under development, we will be required to base our warranty estimates on historical experience of similar products, testing of our batteries under laboratory conditions and limited performance information learned during our development activities with the customer. As a result, actual warranty claims may be significantly different from our estimates and our financial results could vary significantly from period-to-period.

Product liability or other claims could cause us to incur losses or damage our reputation.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery system.  Certain materials we use in our batteries, as well as our batteries and battery systems, could, if used improperly, cause injuries to others.  Improperly charging or discharging our batteries could cause fires.  Any accident involving our batteries or other products could decrease or even eliminate demand for our products.  Because some of our batteries are designed to be used in electric and hybrid electric buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages.  In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries.   We could even be harmed by problems or accidents involving competing battery systems, if the market viewed our batteries as being vulnerable to similar problems.  Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue as a going concern.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common shares, our stock price and trading volume could decline.

The trading market for our common shares is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If any of the analysts who may cover us change their recommendation regarding our common shares adversely, or provide more favorable relative recommendations about our competitors, the price of our common shares would likely decline.  If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial market, which in turn could cause the price or trading volume of our common shares to decline.

We may be delisted from the NASDAQ Capital Market if the price of our common shares does not remain above $1.00 per share.

Under NASDAQ rules, a stock listed on the NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.    On December 22, 2009, we received a letter from NASDAQ indicating that the bid price of our common shares had closed below the minimum $1.00 per share but that we would be given an initial grace period of 180 days to regain compliance with the Rule.   On June 22, 2010, we received a letter from The NASDAQ Stock Market indicating that we had not regained compliance with the $1.00 per share minimum bid requirement during the initial grace period set out in a previous letter from NASDAQ.  NASDAQ stated, however, that on June 21, 2010, we satisfied all initial inclusion criteria for the NASDAQ Capital Market other than the minimum bid price requirement and that, as a result, we will be provided an additional 180 day period, or until December 20, 2010, to regain compliance.

According to the letter, if at any time before December 20, 2010, the bid price of our common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days (subject to increase to 20 consecutive business days in NASDAQ’s discretion), NASDAQ will provide written notification that we comply with the minimum bid price rule.  If compliance with the minimum bid price rule is not demonstrated by December 20, 2010, NASDAQ will provide written notification that our common shares will be delisted, subject to the our  right to appeal.   At the close of the extended grace period, if we have not regained compliance, we will be delisted.

Following any such delisting, our common shares would likely be eligible for quotation on the OTC Bulletin Board or other quotation service. Nonetheless, even if our common shares are quoted on an alternative quotation service, the fact of being delisted from the NASDAQ Capital Market will likely harm the price and trading volume for our common shares, as many institutional shareholders and advisors will not trade in shares listed on the OTC Bulletin Board. Once delisted, our common shares would not be eligible for relisting on the NASDAQ Capital Market until, among other things, our common shares trade at or above $4.00 per share.

Our shareholders have authorized our board of directors to effect a consolidation of our common shares.

Our shareholders have approved a resolution authorizing our board of directors, without further approval of the shareholders, to take all steps necessary to effect, or in its discretion not to effect, at any time on or before May 1, 2011, a consolidation (also known as a reverse split) of our common shares on the basis of a ratio within the range from 3:1 to 10:1, with any fractional share that remains after all shares beneficially held by a holder of the common shares have been consolidated being rounded up to a whole common share, with the ratio to be selected and implemented by the Board of Directors in its sole discretion.  As of the date of this Report our Board of Directors has elected to defer any decision with respect to effecting the consolidation.  It expects, however, to implement a consolidation prior to May 1, 2011 if necessary to retain NASDAQ listing (and possibly for other reasons, such as a desire to cause the market price of the common shares to be at a price that is more attractive for investors that avoid low priced stocks)  and reserves the right to do so at any time, subject to regulatory restrictions.  Any decision to effect the consolidation, and even the existence of the authority to effect the consolidation, may harm the market price of, and trading volume in, our common shares.

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

As of June 30, 2010, we had approximately $8.2 million in cash and cash equivalents.  We need to raise additional capital in order to sustain our ongoing operations, continue testing and additional development work and, under certain possible circumstances, acquire inventory and/or expand and operate facilities for the production of products.  We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

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

If we are unable to obtain sufficient capital or are in a position to pay a high price for capital, we may be unable to meet future obligations or adequately exploit existing or future opportunities.  If we are unable to obtain sufficient capital for an extended period of time, or enter into a business combination transaction with a company with additional capital or complementary strengths, we may be forced to curtail or discontinue operations.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $22.9 million in 2009 and $11.2 million for the six months ended June 30, 2010. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our quarterly operating results include the following:

●	fluctuations in the size, quantity and timing of customer orders from one quarter to the next;

●	timing of delivery of our services and products;

●	additions of new customers or losses of existing customers;

●	positive or negative business or financial developments announced by us or our key customers;

●	our ability to commercialize and obtain orders for products we are developing;

●	costs associated with developing our manufacturing capabilities;

●	the retention of our key employees;

●	new product announcements or introductions by our competitors or potential competitors;

●	the effect of variations in the market price of our common shares on our equity-based compensation expenses;

●	disruptions in the supply of raw materials or components used in the manufacture of our products;

●	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

●	technology and intellectual property issues associated with our products; and

●	general political, social, geopolitical and economic trends and events.

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

To date, substantially all of our orders in the stationary power market have been made as part of testing and development arrangements with key customers.  In order to establish the market viability of our stationary power battery products, we need to procure additional orders of market scale stationary power batteries in the near future and demonstrate the viability of such batteries.  If we are unable to generate one or more significant orders for stationary batteries in the near future, our ability to establish a foothold in this emerging market could be compromised.  Any failure to grow our stationary power battery business will significantly harm our ability to increase revenues and become profitable.

We may be obligated to pay a royalty on sales into the stationary power market.

In a joint development agreement we entered into in 2007 to develop a collection of advanced lithium based battery systems to provide frequency regulation and other services to the electricity generations and transmission markets, we granted a royalty of 5% of the gross revenue we realize from the sale of these jointly developed battery systems through July 20, 2012.  We believe that the battery systems we are marketing are outside the scope of the royalty provisions for various reasons, primarily because they are of different design and configuration than the jointly developed product.  Nevertheless, we may not prevail in our position, and as we begin generating revenue from the sale of large scale stationary batteries for use in connection with electrical transmission and regulation, we may be required to pay this royalty. This would harm our gross margins on such sales.  We may also incur litigation expenses, and management attention may be diverted from the operation of our business.

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

The most critical sole-source relationship we currently have is for the manufacture of our battery cells.  We currently have one supplier that produces all of our battery cells.  These cells include our proprietary nano lithium titanate material produced in Reno, Nevada.  Our contract manufacturer uses this material and other components that they acquire elsewhere to manufacture our cells and then delivers those cells to our Anderson, Indiana manufacturing facility.  We then manufacture battery modules or packs used in electric buses and also manufacture complete multi-megawatt energy storage solutions for the electric grid renewables integration markets.  This battery cell supplier is critical to our manufacturing process.  We are currently in the process of qualifying a second contract manufacturer and expect to have this capability in place by the end of this year.  However, unless and until an agreement with a second supplier is reached, we will remain dependent upon this single supplier.

We have experienced a quality issue with our existing battery cell supplier.  This issue has impacted our near-term capacity to build battery products through the second quarter of 2010.  Although we believe this issue has been resolved, if similar or other quality issues arise in the future, we may experience short term or long term production delays, warranty claims or similar events.  Any such event may lead to a decline in revenue, increased expenses and loss of customer confidence and may otherwise harm our operations.

Continuing adverse economic conditions could reduce, or delay demand for our products.

The financial markets and general economic conditions are still weak.  Our products are targeted primarily at large power producers worldwide, the U.S. and British military, military contractors and bus manufacturers.  Due to declining revenues and concerns about liquidity, companies and branches of the military in our target markets have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending by key customers is hindering our development and production efforts and will continue to do so until development spending increases from current depressed levels.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our nano lithium titanate technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nano lithium titanate technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●
Our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications, if there was in existence relevant prior art or the invention was deemed by the examiner to be obvious to a person skilled in the art whether or not there were other existing patents. Risks associated with patent applications are enhanced because patent applications of others remain confidential for a period of approximately 18 months after filing; as a result, our belief that we are the first creator of an invention or the first to patent it may prove incorrect, as information related to conflicting patents is first published or first brought to our attention;

●
The patents we have been granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;

●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

●
Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach proprietary rights.

Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and involve adverse publicity and adverse results.

Competitors or others may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may result in substantial costs and be a distraction to our management.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation (even if ultimately successful), there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares.

In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology.  An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive, result in adverse publicity and distract our management.

Other parties may bring intellectual property infringement claims against us, which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications.  Third party holders of such patents or patent applications could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs.

If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.

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

We have limited financial, personnel and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. In addition, certain of our early stage competitors, including A123 Systems, are partnered with, associated with or supported by larger business or financial partners.  This may increase their ability to raise capital, attract media attention, develop products and attract customers.  Because of their size, resources, reputation and history (or that of their business and financial partners) certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern and lend greater credibility to any joint venture.

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

If we are sued on a product liability claim, our insurance policies may not be sufficient.

Although we maintain general liability insurance and product liability insurance, our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business, including our relationships with current customers and our ability to attract and retain new customers.  In addition, if the liability were substantial relative to the size of our business, any uncovered liability could harm our liquidity and ability to continue as a going concern.

Laws regulating the manufacture or transportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

At the present time, international, federal, state and local laws do not directly regulate the storage, use and disposal of the component parts of our batteries.  However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries.  Satisfying any future laws or regulations could require significant time and resources from our technical staff, including those related to possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally.  Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, our batteries and battery systems currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Hazardous Material Regulations of the U.S. Department of Transportation, or DOT.  However, DOT has proposed new regulations harmonizing with the U.N. guidelines.  At present it is not known if or when the proposed regulations would be adopted by the United States.  Although we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA approval process could require significant time and resources from out technical staff and, if redesign were necessary, could delay the introduction of new products.

If our warranty expense estimates differ materially from our actual claims, or if we are unable to estimate future warranty expense for new products, our business and financial results could be harmed.

Our warranty for our products ranges from one to three years from the date of sale, depending on the type of product and its application. We expect that in the future some of our warranties may extend for longer periods.  Because our supply arrangements are negotiated, the scope of our product warranties differ substantially depending upon the product, the purchaser and the intended use; however, we have granted and may grant broad warranties, addressing such issues as leakage, cycle life and decline in power.  We have a limited product history on which to base our warranty estimates. Because of the limited operating history of our batteries and battery systems, our management is required to make assumptions and to apply judgment regarding a number of factors, including anticipated rate of warranty claims, the durability and reliability of our products, and service delivery costs. Our assumptions could prove to be materially different from the actual performance of our batteries and battery systems, which could cause us to incur substantial expense to repair or replace defective products in the future and may exceed expected levels against which we have reserved. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time our customers make a warranty claim, which could harm our operating results.

In addition, with our new products and products that remain under development, we will be required to base our warranty estimates on historical experience of similar products, testing of our batteries under laboratory conditions and limited performance information learned during our development activities with the customer. As a result, actual warranty claims may be significantly different from our estimates and our financial results could vary significantly from period-to-period.

Product liability or other claims could cause us to incur losses or damage our reputation.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery system.  Certain materials we use in our batteries, as well as our batteries and battery systems, could, if used improperly, cause injuries to others.  Improperly charging or discharging our batteries could cause fires.  Any accident involving our batteries or other products could decrease or even eliminate demand for our products.  Because some of our batteries are designed to be used in electric and hybrid electric buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages.  In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries.   We could even be harmed by problems or accidents involving competing battery systems, if the market viewed our batteries as being vulnerable to similar problems.  Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue as a going concern.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common shares, our stock price and trading volume could decline.

The trading market for our common shares is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If any of the analysts who may cover us change their recommendation regarding our common shares adversely, or provide more favorable relative recommendations about our competitors, the price of our common shares would likely decline.  If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial market, which in turn could cause the price or trading volume of our common shares to decline.

We may be delisted from the NASDAQ Capital Market if the price of our common shares does not remain above $1.00 per share.

Under NASDAQ rules, a stock listed on the NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.    On December 22, 2009, we received a letter from NASDAQ indicating that the bid price of our common shares had closed below the minimum $1.00 per share but that we would be given an initial grace period of 180 days to regain compliance with the Rule.   On June 22, 2010, we received a letter from The NASDAQ Stock Market indicating that we had not regained compliance with the $1.00 per share minimum bid requirement during the initial grace period set out in a previous letter from NASDAQ.  NASDAQ stated, however, that on June 21, 2010, we satisfied all initial inclusion criteria for the NASDAQ Capital Market other than the minimum bid price requirement and that, as a result, we will be provided an additional 180 day period, or until December 20, 2010, to regain compliance.

According to the letter, if at any time before December 20, 2010, the bid price of our common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days (subject to increase to 20 consecutive business days in NASDAQ’s discretion), NASDAQ will provide written notification that we comply with the minimum bid price rule.  If compliance with the minimum bid price rule is not demonstrated by December 20, 2010, NASDAQ will provide written notification that our common shares will be delisted, subject to the our  right to appeal.   At the close of the extended grace period, if we have not regained compliance, we will be delisted.

Following any such delisting, our common shares would likely be eligible for quotation on the OTC Bulletin Board or other quotation service. Nonetheless, even if our common shares are quoted on an alternative quotation service, the fact of being delisted from the NASDAQ Capital Market will likely harm the price and trading volume for our common shares, as many institutional shareholders and advisors will not trade in shares listed on the OTC Bulletin Board. Once delisted, our common shares would not be eligible for relisting on the NASDAQ Capital Market until, among other things, our common shares trade at or above $4.00 per share.

Our shareholders have authorized our board of directors to effect a consolidation of our common shares.

Our shareholders have approved a resolution authorizing our board of directors, without further approval of the shareholders, to take all steps necessary to effect, or in its discretion not to effect, at any time on or before May 1, 2011, a consolidation (also known as a reverse split) of our common shares on the basis of a ratio within the range from 3:1 to 10:1, with any fractional share that remains after all shares beneficially held by a holder of the common shares have been consolidated being rounded up to a whole common share, with the ratio to be selected and implemented by the Board of Directors in its sole discretion.  As of the date of this Report our Board of Directors has elected to defer any decision with respect to effecting the consolidation.  It expects, however, to implement a consolidation prior to May 1, 2011 if necessary to retain NASDAQ listing (and possibly for other reasons, such as a desire to cause the market price of the common shares to be at a price that is more attractive for investors that avoid low priced stocks)  and reserves the right to do so at any time, subject to regulatory restrictions.  Any decision to effect the consolidation, and even the existence of the authority to effect the consolidation, may harm the market price of, and trading volume in, our common shares.

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

Altair Nanotechnologies Inc.

August 6, 2010	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

August 6, 2010	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2002, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	Redemption Agreement dated April 30, 2010 with The Sherwin-Williams Company and AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.2	Definitive Agreement dated April 30, 2010 with The Sherwin-Williams Company and AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.3	License Agreement dated April 30, 2010 with AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.4	At Market Issuance Sales Agreement dated June 9, 2010 with Thomas Weisel Partners LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 9, 2010, File No. 001-12497
10.5	Amended and Restated Master Product Purchase Agreement dated June 22, 2010 with Proterra, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2010, File No. 001-12497
10.6	Purchase Order No. 3 and Security Agreement dated June 22, 2010 with Proterra, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2010, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith