Form 10-Q
period 2010-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2010-11-05
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO  [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [_]   NO  [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[_]	Accelerated filer	[X]
Non-accelerated filer	[_]	Smaller reporting company	[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [_] NO [X]

As of November 4, 2010 the registrant had 108,062,315 Common Shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$7,542	$18,122
Investment in available for sale securities	475	505
Accounts receivable, net	878	683
Product inventories	6,556	5,043
Prepaid expenses and other current assets	2,297	1,820
Total current assets	17,748	26,173

Investment in available for sale securities	2,484	2,587

Property, plant and equipment, net held and used	9,877	8,670

Property, plant and equipment, net held and not used	-	2,211

Patents, net	445	551

Other assets	-	125

Total Assets	$30,554	$40,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$3,624	$1,783
Accrued salaries and benefits	1,564	625
Accrued warranty	131	79
Accrued liabilities	433	447
Deferred revenues	3,464	311
Current portion of long-term debt	332	810
Total current liabilities	9,548	4,055

Long-term debt, less current portion	23	37

Stockholders' equity
Common stock, no par value, unlimited shares authorized;
108,062,315 and 105,400,728 shares issued and
outstanding at September 30, 2010 and December 31, 2009, respectively	189,430	188,515
Additional paid in capital	11,725	10,933
Accumulated deficit	(178,477)	(162,204)
Accumulated other comprehensive loss	(1,695)	(1,560)
Total Altair Nanotechnologies, Inc.’s stockholders’ equity	20,983	35,684

Noncontrolling interest in Subsidiary	-	541
Total stockholders’ equity	20,983	36,225

Total Liabilities and Stockholders' Equity	$30,554	$40,317

See notes to the unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Product sales	$1,102	$409	$1,234	$479
License fees	-	750	-	750
Commercial collaborations	12	122	332	888
Contracts and grants	915	386	3,155	449
Total net revenues	2,029	1,667	4,721	2,566
Cost of Goods Sold
Product	764	171	823	519
Commercial collaborations	3	111	194	410
Contracts and grants	592	247	2,187	287
Warranty and inventory reserves	125	68	253	68
Total cost of goods sold	1,484	597	3,457	1,284
Gross profit	545	1,070	1,264	1,282

Operating expenses
Research and development	2,664	2,117	6,818	8,257
Sales and marketing	943	792	3,274	2,015
General and administrative	1,722	1,714	6,188	6,114
Depreciation and amortization	518	686	1,445	2,093
Total operating expenses	5,847	5,309	17,725	18,479
Loss from operations	(5,302)	(4,239)	(16,461)	(17,197)
Other income (expense)
Interest expense	(3)	(61)	(13)	(92)
Interest income	27	38	79	157
Realized gain on sale of available for sale securities	-	868	-	850
Loss on foreign exchange	(3)	-	(2)	(2)
Total other income, net	21	845	64	913
Loss from continuing operations	(5,281)	(3,394)	(16,397)	(16,284)
Gain from discontinued operations	-	-	124	-
Net loss	(5,281)	(3,394)	(16,273)	(16,284)
Less: Net loss attributable to non-controlling interest	-	78	-	189
Net loss attributable to Altair Nanotechnologies, Inc.	$(5,281)	$(3,316)	$(16,273)	$(16,095)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(5,281)	$(3,316)	$(16,397)	$(16,095)
Gain from discontinued operations	-	-	124	-
Net loss	$(5,281)	$(3,316)	$(16,273)	$(16,095)

Earnings per share attributable to Altair Nanotechnologies, Inc.
Loss from continuing operations - basic and diluted	$(0.05)	$(0.03)	$(0.15)	$(0.16)
Gain from discontinued operations - basic and diluted	-	-	-	-
Net loss	(0.05)	(0.03)	(0.15)	(0.16)

Weighted average shares - basic and diluted	107,202,213	105,089,234	105,858,364	98,521,157

See notes to the unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, July 1, 2009	105,519,855	$188,437	$10,479	$(153,671)	$(195)	$45,050	$987	$-	$987	$46,037
Comprehensive loss:
Investment from non-controlling interest:							33		33	33
Net loss	-	-	-	(3,316)	-	(3,316)	(78)	-	(78)	(3,394)
Other comprehensive loss net of $0 taxes					(416)	(416)				(416)
Comprehensive loss:						(3,732)			(78)	(3,810)
Share-based compensation	-	88	256	-	-	344	-	-	-	344
Balance, September 30, 2009	105,519,855	$188,525	$10,735	$(156,987)	$(611)	$41,662	$942	$-	$942	$42,604

	Altair Nanotechnologies Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, July 1, 2010	107,973,051	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25,907
Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	(5,281)	-	(5,281)	-	-	-	(5,281)
Other comprehensive loss	-	-	-	-	(47)	(47)				(47)
Comprehensive loss:						(5,328)			-	(5,328)
Share-based compensation	-	77	199	-	-	276	-	-	-	276
At the Market Raise	89,264	128	-	-	-	128	-	-	-	128
Balance, September 30, 2010	108,062,315	$189,430	$11,725	$(178,477)	$(1,695)	$20,983	$-	$-	$-	$20,983

See notes to the unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Altair Nanotechnologies Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss (Gain)	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, January 1, 2009	93,143,271	$180,105	$5,378	$(140,892)	$(1,873)	$42,718	$1,098	$-	$1,098	$43,816
Comprehensive loss:
Investment from non-controlling interest:							33		33	33
Net loss	-	-	-	(16,095)	-	(16,095)	(189)	-	(189)	(16,284)
Other comprehensive gain					1,262	1,262				1,262
Comprehensive loss:						(14,833)			(189)	(15,022)
Share-based compensation	-	231	733	-	-	964	-	-	-	964
Issuance of restricted stock	382,115	-	-	-	-	-	-	-	-	-
Issuance of Common Stock, net of 1,220,735 issuance costs and 4,623,640 warrant fair value market costs	11,994,469	8,189	4,624	--	-	12,813	-	-	-	12,813
Balance, September 30, 2009	105,519,855	$188,525	$10,735	$(156,987)	$(611)	$41,662	$942	$-	$942	$42,604

	Altair Nanotechnologies Inc. Shareholders						Noncontrolling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
			Additional		Compre-		Interest	Compre-
	Common Stock		Paid In	Accumulated	hensive		In	hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Loss	Subtotal	Total

Balance, January 1, 2010	105,400,728	$188,515	$10,933	$(162,204)	$(1,560)	$35,684	$541	$-	$541	$36,225
Investment from non-controlling interest							(541)		(541)	(541)
Comprehensive loss:
Net loss	-	-	-	(16,273)	-	(16,273)	-	-	-	(16,273)
Other comprehensive loss					(135)	(135)				(135)
Comprehensive loss:						(16,408)			-	(16,408)
Share-based compensation	-	206	792	-	-	998	-	-	-	998
Issuance of restricted stock	710,976	-	-	-	-	-	-	-	-	-
At the Market Raise	1,950,611	709	-	-	-	709	-	-	-	709
Balance, September 30, 2010	108,062,315	$189,430	$11,725	$(178,477)	$(1,695)	$20,983	$-	$-	$-	$20,983

See notes to the unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,273)	$(16,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,458	2,093
Securities received in payment of license fees	-	(750)
Gain on discontinued operations	(124)	-
Share-based compensation	998	964
Loss on disposal of fixed assets	26	9
Impairment of patents	47	-
Gain on sale of available for sale securities	-	(868)
Changes in operating assets and liabilities:
Accounts receivable, net	(195)	335
Product inventories	(1,400)	(3,580)
Prepaid expenses and other current assets	(477)	(1,266)
Other assets	125	34
Trade accounts payable	1,835	875
Accrued salaries and benefits	939	428
Accrued warranty	52	(4)
Deferred revenues	3,153	-
Accrued liabilities	(14)	(3)

Net cash used in operating activities	(9,850)	(18,017)

Cash flows from investing activities:
Proceeds from disposition of assets	8	-
Sale of available for sale securities	-	2,006
Purchase of property and equipment	(955)	(608)

Net cash (used in) provided by investing activities	(947)	1,398

(continued)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from financing activities:
Issuance of common stock shares, net of issuance costs	709	12,813
Proceeds from notes payable	122	178
Payment of notes payable	(600)	(600)
Proceeds from long-term debt	-	58
Repayment of long-term debt	(14)	(12)
Contributions from non-controlling interest	-	33

Net cash (used in) provided by financing activities	217	12,470

Net decrease in cash and cash equivalents	(10,580)	(4,149)

Cash and cash equivalents, beginning of period	18,122	28,088

Cash and cash equivalents, end of period	$7,542	$23,939

Supplemental disclosures:
Cash paid for interest	$45	$89

Cash paid for income taxes	None	None

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended September 30, 2010:
- We had an unrealized loss on available for sale securities of $133,000.
- We issued 710,976 shares of restricted stock to directors having a fair value of approximately $319,939 for which no cash will be received.
- We made property and equipment purchases of $6,585 which are included in trade accounts payable at September 30, 2010.

For the nine months ended September 30, 2009:
- We had an unrealized gain on available for sale securities of $481,099.
- We issued 382,115 shares of restricted stock to directors having a fair value of approximately $396,657 for which no cash will be received.
- We received stock valued at $750,000 in payment of license.

See notes to the unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Preparation of Consolidated Financial Statements

These unaudited interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on March 12, 2010.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Our cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) and Canada Deposit Insurance Corporation (“CDIC”) up to a maximum of US $250,000 and CN $100,000, respectively, per depositor.  At September 30, 2010 and December 31, 2009 we had $2.9 million and $1.2 million, respectively, in excess of insurance limits in bank accounts insured by the FDIC or CDIC.

Investment in Available for Sale Securities - The investment in short-term available for sale securities consists of 113,809 Shares of Spectrum Pharmaceuticals, Inc. common stock valued at $475,000 and $505,000 at September 30, 2010 and December 31, 2009, respectively.  This stock was received in exchange for ownership assignment of all patent rights associated with RenazorbTM and RenalanTM compounds to Spectrum.  Spectrum must also pay us future milestone and royalty payments as they develop revenues for these compounds.

Accounts Receivable — Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for losses.  We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss.

The allowance for doubtful accounts is as follows:

In thousands of dollars

Beginning Balance, January 1, 2010	$161
Additions charged to costs and expenses	-
Net deductions (write-offs, net of collections)	-
Ending Balance, September 30, 2010	$161

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

As of September 30, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $10.3 million investment in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment is utilized to fulfill contracts in all revenue categories.

In the first quarter of 2010, we reviewed our four capitalized patents and determined that three of these patents had value in excess of their net book value of $483,000 at that time. In the first quarter, we determined that the fourth patent no longer had value.  The fourth patent had an original cost of $152,000, accumulated depreciation of $105,000 and a net value of $47,000.  Accordingly, an impairment charge of $47,000 was recorded, and is reflected for the nine months ended September 30, 2010.

During the third quarter of 2010, we reviewed the remaining three capitalized patents and determined that these patents had value in excess of their net book value of $445,000 as of September 30, 2010.  AlSher currently has an exclusive license to use this technology from Altair.

Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, after recording the impairment described above, we believe that our long-lived assets are not impaired.

Property Plant and Equipment, net – held and not used - This balance sheet classification included assets being redeployed from our Life Sciences and Performance Materials Divisions, into our Power and Energy Group.  We  redeployed these assets during the second quarter of 2010 into our Power and Energy Group or transferred to Sherwin Williams through our transfer of AlSher Titania, LLC on April 30, 2010.

Deferred Income Taxes - Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of September 30, 2010.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of September 30, 2010.  Due to the significant increase in common shares issued and outstanding from 2005 through 2010, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.  Additionally, due to our change in control transaction contemplated with Canon, a larger portion of these net operating losses are expected to be unavailable for use to offset future earnings.  An analysis is currently being prepared to understand the exact impact this transaction will have on the availability of these NOLs in the future.

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

Accrued Warranty - We provide a limited warranty for battery packs and energy storage systems.  A liability is recorded for estimated warranty obligations at the date products are sold.  Since these are new products, the estimated cost of warranty coverage is based on cell and module life cycle testing and compared for reasonableness to warranty rates on competing battery products.  As sufficient actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.  The liability for estimated warranty obligations may also be adjusted based on specific warranty issues identified.  The balance of our accrued warranty as of September 30, 2010 and December 31, 2009, was $131,000 and $79,000, respectively.

Beginning Balance, January 1, 2010	$79
Charges against warranty reserve	(18)
Increases to reserve based on sales	70
Ending Balance, September 30, 2010	$131

Overhead Allocation - Facilities overhead, which is comprised primarily of occupancy and related expenses, are initially recorded in general and administrative expenses and then allocated to research and development and product inventories based on relative labor costs.

Noncontrolling Interest – In April 2007, Sherwin-Williams entered into an agreement with us to form AlSher Titania LLC, a Delaware limited liability company (“AlSher”).  AlSher was a joint venture combining certain technologies of ours and Sherwin-Williams in order to develop and produce titanium dioxide pigment for use in paint and coatings and nano titanium dioxide materials for use in a variety of applications, including those related to removing contaminants from air and water.  Pursuant to a Contribution Agreement dated April 24, 2007 among Sherwin-Williams, AlSher, and us, we contributed to AlSher an exclusive license to use our technology (including our hydrochloride pigment process) for the production of titanium dioxide pigment and other titanium containing materials (other than battery or nanoelectrode materials) and certain pilot plant assets with a net book value of $3.1 million.  We received no consideration for the license granted to AlSher other than our ownership interest in AlSher.  Sherwin-Williams contributed to AlSher cash and a license agreement related to a technology for the manufacture of titanium dioxide using the digestion of ilmenite in hydrochloric acid.  As a condition to enter into the second phase of the joint venture, we agreed to complete the pigment pilot processing plant and related development activities by January 2008.  The 100 ton pigment pilot processing plant was commissioned in February 2008 and the costs associated with this effort were partially reimbursed by AlSher.  AlSher is consolidated with our subsidiaries because we have a controlling interest in AlSher and any inter-company transactions are eliminated (refer to Note 1 – Basis of Preparation of Consolidated Financial Statements).  The noncontrolling shareholder’s interest in the net assets and net income or loss of AlSher are reported as noncontrolling interest in subsidiary on the consolidated balance sheet and as noncontrolling interest share in the consolidated statement of operations, respectively.

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

Recent Accounting Pronouncements —

Issued and not yet adopted:

In January 2010, the FASB revised two disclosure requirements concerning fair value measurements and clarified two others.  These requirements mandate separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  They will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  Our disclosures about fair value measurements are presented in Note 3 – Fair Value Measurements. We have adopted the changes required except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which will become effective for the Company on January 1, 2011. Management has determined that the adoption of these changes will not have a material impact on the Financial Statements.

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

For the nine months ended September 30, 2010, we recorded a gain of $124,000 on discontinued operations. The $124,000 gain was comprised of $400,000 of costs related to asset disposal and $524,000 remaining equity in noncontrolling interest.

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at September 30, 2010:

In thousands of dollars

Assets at fair value :	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,484	$-	$-	$2,484
Spectrum Pharmaceuticals, Inc.	475	475	-	-
Investment in available for sale securities	$2,959	$475	$-	$2,484

The following table summarizes the valuation of our assets recorded at fair value on a recurring basis at December 31, 2009:

In thousands of dollars

Assets at fair value:	Total	Level 1	Level 2	Level 3
Auction rate corporate notes	$2,587	$-	$-	$2,587
Spectrum Pharmaceuticals, Inc.	505	505	-	-
Investment in available for sale securities	$3,092	$505	$-	$2,587

The Spectrum Pharmaceuticals shares listed above as of September 30, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum to license them the rights to RenalanTM and RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock. These shares are valued at their market closing price as of September 30, 2010.

The activity relating to assets recorded at fair value on a recurring basis utilizing Level 3 inputs for the three months ended September 30, 2010 and September 30, 2009 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2010	Auction rate corporate notes 2009
Beginning Balance, July 1	$2,558	$3,013
Total gains or losses (unrealized):
Included in other comprehensive loss	(76)	266
Other adjustments	2	(2)
Ending Balance, September 30	$2,484	$3,277

The activity relating to assets recorded at fair value on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2010 and September 30, 2009 is summarized below:

In thousands of dollars

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Auction rate corporate notes 2010	Auction rate corporate notes 2009
Beginning Balance, January 1	$2,587	$2,816
Total gains or losses (unrealized):
Included in other comprehensive loss	(105)	465
Other adjustments	2	(4)
Ending Balance, September 30	$2,484	$3,277

Total unrealized loss from auction rate securities for the three months ended September 30, 2010 was $76,000 and total unrealized gain for the three months ended September 30, 2009 was 266,000. Total unrealized loss for the nine months ended September 30, 2010 was $105,000 and total unrealized gain for the nine months ended September 30, 2009 was $465,000. These amounts were included in accumulated other comprehensive loss in Stockholder’s Equity attributable to the change in cumulative unrealized gains (losses) relating to assets still held at the reporting date.  No assets or liabilities are valued on a non-recurring basis at September 30, 2010 and 2009.

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, and we valued these securities using a risk-adjusted discount rate applied to the expected future cash flows.  The discount rate was computed based on annual rates of return on securities with similar credit ratings trading in an active market.  As a result, the market value of these securities decreased by $105,000, from $2.6 million at December 31, 2009 to $2.5 million at September 30, 2010.

Note 5. Investment in Available for Sale Securities

Investment in available for sale securities includes auction rate corporate notes (long-term) and investments in common stock (short-term) as discussed below.

The auction rate corporate notes are long-term instruments with maturity in 2017.  Through the third quarter of 2007, the interest was settled and the rate reset every 7 to 28 days and historically these investments were classified as short-term investments.  However, in the fourth quarter of 2007 due to a reduction in the liquidity of the auction rate market, sell orders exceeded bid orders in that market, and the interest rate relating to these investments was reset to a contractual rate of the London Interbank Offering Rate plus 50 basis points.  The auction rate markets have not yet recovered.  As such, we evaluated these investments at September 30, 2010 to determine if they were other than temporarily impaired.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, credit ratings of the underlying collateral and a probability-weighted discounted cash flow analysis.  Based on this analysis, we estimate that at September 30, 2010 the fair value was $2.5 million, representing a cumulative unrealized holding loss of approximately $1.4 million.  Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider these investments to be other than temporarily impaired at September 30, 2010.

On August 4, 2009 we entered into an amended agreement with Spectrum where we assigned all patent rights associated with RenalanTM and RenaZorbTM.  As part of this Agreement, we received 113,809 unregistered and restricted shares of Spectrum common stock.  On receipt these shares were recorded at their market value of $750,000 as measured by their closing price on the National Association of Securities Dealers Automated Quotations (NASDAQ) Capital Market as of July 1, 2009.   This investment had a market value of $475,000 as of September 30, 2010.  We believe the market value of this stock will recover to our cost basis and given our ability and intent to hold this investment for a reasonable period of time sufficient for an expected recovery of fair value, we do not consider this investment to be other than temporarily impaired at September 30, 2010.

Note 6.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	September 30, 2010	December 31, 2009

Raw materials	$2,870	$3,832
Work in process	2,067	1,038
Finished goods	1,619	173
Total product inventories	$6,556	$5,043

As products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of September 30, 2010 and December 31, 2009, inventory consisted primarily of nano-structured lithium titanate spinel, battery cells and battery modules in various stages of the manufacturing process.

Note 7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	September 30, 2010	December 31, 2009

Prepaid inventory purchases	$957	$802
Prepaid insurance	384	301
Deposits	340	340
Other prepaid expenses and current assets	616	377
Total prepaid expenses and other current assets	$2,297	$1,820

Our prepaid inventory purchases are associated with unfulfilled purchase orders of $2.5 million.  Other prepaid expenses and current assets consist primarily of deferred Canon issuance costs, prepaid property taxes, service contracts, marketing expenses and rent.

Note 8.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of September 30, 2010 and December 31, 2009 were:

In thousands of dollars
	September 30, 2010	December 31, 2009
Patents and patent applications	$1,366	$1,518
Less accumulated amortization	(921)	(967)
Total patents and patent applications	$445	$551

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended September 30, 2010 and September 30, 2009, was $19,000 and $21,000, respectively.  Amortization expense for the nine months ended September 30, 2010 and September 30, 2009, was $59,000 and $64,000, respectively.  For each of the next five years, amortization expense relating to patents is expected to be approximately $76,000 per year.

In the first quarter, we reviewed our four capitalized patents and determined that three of these patents had value in excess of their net book value of $483,000 at that time.  AlSher currently has an exclusive license to use this technology from Altair.  In the first quarter, we determined that the fourth patent no longer had value.  The fourth patent had an original cost of $152,000, accumulated depreciation of $105,000 and a net value of $47,000.  Accordingly, an impairment charge of $47,000 was recorded, and is reflected for the nine months ended September 30, 2010.

Note 9.  Note Payable and Capital Leases

The current and long-term amounts of the notes payable and capital leases are as follows:

In thousands of dollars
	September 30, 2010	December 31, 2009
Note payable to BHP Minerals International, Inc.	-	$600
Note payable to AICCO, Inc.	-	194
Note payable to Imperial Credit Corporation	$327
Capital leases	28	53
Subtotal	355	847
Less current portion	(332)	(810)
Long-term portion of notes payable and capital leases	$23	$37

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

On August 6, 2009, we entered into a financing arrangement with AICCO, Inc, our insurance provider to finance the annual cost of our insurance over ten months.  We issued a note to AICCO in the amount of $387,000, at an interest rate of 5.2% per annum.  This was paid off during the second quarter of 2010.  On July 27, 2010, we again entered into a financing arrangement with AICCO, Inc. to finance the annual cost of our insurance over ten months.  We issued a note to AICCO in the amount of $392,000, at an interest rate of 4.25% per annum.  The financing was then transferred from AICCO to Imperial Credit Corporation.

Note 10.  Stock-Based Compensation

We have a stock incentive plan, administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers.

The total compensation cost charged in connection with the stock incentive plan was $376,000 for the three months ended September 30, 2010 and $244,000 for the three months ended September 30, 2009.  During the three months ended September 30, 2010, 62,375 options vested at a weighted average price of $1.53.  During the three months ended September 30, 2009, 48,250 options vested at a weighted average price of $2.25. There were no stock option and warrant exercises during the three months ended September 30, 2010 and 2009.

Compensation expense of $376,000 was recognized for the three months ended September 30, 2010.  This expense consisted of $100,000 related to the stock grant awards accrual of the “2010 Annual Incentive Bonus Plan” which is accrued to liabilities, as well as amortized expense of stock options of $199,000 and restricted stock of $77,000, the offset of which is additional paid in capital of stockholders’ equity.  For the three months ended September 30, 2009, compensation expense of $244,000 consisted of a reversal of $100,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized stock options of $256,000 and restricted stock expense of $88,000.

The total compensation cost charged in connection with the stock incentive plan was $1.3 million for both the nine months ended September 30, 2010 and 2009.  During the nine months ended September 30, 2010, 735,420 options vested at a weighted average price of $2.07.  During the nine months ended September 30, 2009, 689,065 options vested at a weighted average price of $2.96. There were no stock option and warrant exercises during the nine months ended September 30, 2010 and 2009.

Compensation expense of $1.3 million was recognized for the nine months ended September 30, 2010.  This expense consisted of $311,000 related to the stock grant awards accrual of the “2010 Annual Incentive Bonus Plan” which is accrued to liabilities, as well as amortized expense of stock options of $792,000 and restricted stock of $206,000, the offset of which is capital stock and additional paid in capital of stockholders’ equity.  For the nine months ended September 30, 2009, compensation expense of $1.3 million consisted of $301,000 related to the stock grant awards accrual of the “2009 Annual Incentive Bonus Plan”, amortized stock options of $733,000 and restricted stock expense of $231,000.

Stock Options

The total number of shares authorized for issuance under our 2005 stock incentive plan is 9.0 million shares.  Prior stock option plans, which are now terminated, authorized a total of 6.6 million shares, of which options for 5,745,500 were granted and options for 181,500 are outstanding and unexercised at September 30, 2010.  The total number of options relating to the 2005 stock incentive plan that are outstanding and unexercised at September 30, 2010 is 5,707,780.

Total options granted for the nine-month periods ended September 30, 2010 and 2009 were 1,624,250 and 1,553,000, respectively.  The weighted average grant date per share fair value of options granted during the nine months ended September 30, 2010 and September 30, 2009 was $1.02 and $1.17, respectively.

As of September 30, 2010, there was $916,000 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of approximately 11 months as of September 30, 2010.

Restricted Stock

During the nine months ended September 30, 2010, the Board of Directors granted 710,976 shares of restricted stock under the plan with a weighted average fair value of $0.45 per share. During the nine months ended September 30, 2009, the Board of Directors granted 382,115 shares of restricted stock under the plan with a weighted average fair value of $1.04 per share.

As of September 30, 2010 we had $304,827 of total unrecognized compensation expense related to restricted stock which will be recognized over a weighted average of 1.2 years.

Warrants

For the nine months ended September 30, 2010, no new warrants were issued.  Outstanding warrants as of September 30, 2010 were 7,028,440.  All of the warrants are fully vested. Warrants totaling 6,596,958 expire on May 28, 2016, a total of 231,482 expire on December 18, 2011, and 200,000 expire on July 20, 2011.

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

As of September 30, 2010, we have sold 1,950,611 common shares.  The sales were made at an average weighted price of $0.46 per share, generating gross proceeds of $905,000.  Issuance costs totaled $196,000 resulting in net proceeds to the Company of $709,000.

Based on the Share Subscription Agreement signed with Canon Investment Holdings Limited (“Canon”) on September 20, 2010, sales of shares under the At The Market Issuance Sales Agreement have been suspended.

On September 20, 2010, we reached a definitive agreement to sell additional common shares to Canon, a Hong Kong-based company.  This transaction will result in Canon owning 51% of Altair Nanotechnologies, Inc. on a fully-diluted basis (53.8% of shares outstanding following the transaction).  At the same time we signed the Share Subscription Agreement with Canon we also signed a supply and technology licensing agreement with a Canon affiliate, China-based Zhuhai Yintong Energy Company (“YTE”).  The agreement calls for the Company to supply YTE with nano-lithium titanate powder, 11 AHr cells and an ALTI-ESS 1 MW battery system totaling $6.6 million.  We will begin shipping these products to YTE during the fourth quarter of 2010 and continue throughout 2011.  During September 2010 we received a $2.0 million prepayment from YTE for these goods.  As of September 30, 2010 deferred issuance costs related to this stock sale totaled $441,000 and are included in current assets.

Note 12.  Related Party Transactions

There were no material transactions with related parties during the three and nine months ended September 30, 2010.

Note 13.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group and All Other operations.

The Power and Energy Group develops, produces, and sells nano-structured lithium titanate spinel, battery cells, battery packs, and provides related design and test services.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management previously completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment, resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new significant development is being pursued in those areas by the Company.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three month and nine month periods ended September 30, 2010 and September 30, 2009 is as follows:

In thousands of dollars

			Depreciation
		Loss (Income)	and
Three Months Ended	Net Sales	From Operations	Amortization	Assets
September 30, 2010:
Power and Energy Group	$1,617	$1,885	$395	$13,552
All Other	412	(25)	19	1,093
Corporate	-	3,442	104	15,909
Consolidated Total	$2,029	$5,302	$518	$30,554

September 30, 2009:
Power and Energy Group	$775	$1,550	$324	$10,240
All Other	892	(492)	314	5,103
Corporate	-	3,181	48	32,437
Consolidated Total	$1,667	$4,239	$686	$47,780

In thousands of dollars

			Depreciation
		Loss	and
Nine Months Ended	Net Sales	From Operations	Amortization	Assets
September 30, 2010:
Power and Energy Group	$3,545	$4,362	$1,021	$13,552
All Other	1,176	29	197	1,093
Corporate	-	12,070	227	15,909
Consolidated Total	$4,721	$16,461	$1,445	$30,554

September 30, 2009:
Power and Energy Group	$1,658	$5,949	$994	$10,240
All Other	908	343	962	5,103
Corporate	-	10,905	137	32,437
Consolidated Total	$2,566	$17,197	$2,093	$47,780

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

For the nine months ended September 30, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2010 and the balance of their accounts receivable at September 30, 2010 were as follows:

In thousands of dollars
	Sales	Accounts Receivable
	Nine Months Ended	Balance at
Customer	September 30, 2010	September 30, 2010
Power and Energy Group:
Office of Naval Research	$2,064	$96
Proterra LLC	$1,131	$302

All Other:
US Army RDECOM	$1,047	$133

For the nine months ended September 30, 2009, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2009 and the balance of their accounts receivable at September 30, 2009 were as follows:

In thousands of dollars
	Sales	Accounts Receivable
	Nine Months Ended	Balance at
Customer	September 30, 2009	September 30, 2009
Power and Energy Group:
BAE Systems .Science & Technology	$482	$-
BAE Systems Marine Limited	$263	$-
Office of Naval Research	$378	$378

All Other:
Spectrum Pharmaceuticals	$750	$1

Sales for the nine month periods ended September 30, 2010 and 2009 by geographic area were as follows:

In thousands of dollars
	Sales	Sales
	Nine Months Ended	Nine Months Ended
Geographic information (a):	September 30, 2010	September 30, 2009
United States	$4,720	$2,194
Other foreign countries	1	372
Total	$4,721	$2,566

(a) Revenues are attributed to countries based on location of customer.

Note 14.  Subsequent Events

On November 1, 2010 YTE issued purchase orders to the Company totaling $2.2 million for an ALTI-ESS advanced energy management system, battery cells, and lithium-titanate materials. The purchase order for the ALTI-ESS and battery cells firms up and accelerates delivery for those products as initially described in the Conditional Supply and Technology License agreement between the Company and YTE. The purchase order for lithium-titanate materials used in the manufacture of battery cells remains conditional upon the occurrence of certain events.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

2009 was a transition year as we discontinued the pursuit of low-margin grants and contracts in the life sciences and performance materials markets to focus on the power and energy systems market.  The first nine months of 2010 continued in this transition mode.  In June 2010 we closed our first significant long-term purchase and supply agreement in the mass transit market with Proterra, Inc.  The first purchase order under this contract was for the supply of $4.6 million of battery modules for electric buses.  These battery modules are scheduled to ship over the October 2010 – June 2011 time frame.  We anticipate additional orders from Proterra for shipments beyond June 2011 as Proterra continues to grow its business.

In the frequency regulation and renewables integration markets we are pursuing a number of opportunities, both domestic and international, that are taking longer to bring to closure than we had earlier anticipated.  We are optimistic, however, that we will begin to see some of these opportunities successfully conclude as we close out 2010.

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

We also provide contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  The U.S. Army and Navy continued to test our batteries for specific applications during the third quarter, but as a result of the recently announced Canon investment described below we are winding down and exiting our military business.  Contract services revenue comprised 67% of total revenue during the nine months ending September 30, 2010, but we expect this percentage to diminish as our commercial battery sales expand.

Our revenues have been generated by product sales, commercial collaborations, government contracts and grants and license fees.  During the third quarter we made the decision to develop OEM customers in multiple markets.  To this end, we developed an applications kit for customers to purchase and test our battery technology with their specific battery application.  Our plan is to add new markets for our battery modules in addition to our existing mass transit and stationary power markets where the specific application is a good fit for the attributes of our batteries.

On September 20, 2010 we reached a definitive agreement to sell common shares to Canon Investment Holdings Limited (“Canon”), a Hong Kong-based company.  If the share issuance closes, it will result in Canon owning 51% of Altair Nanotechnologies, Inc.  There are numerous conditions precedent to closing of the transactions.  Three conditions that significantly affect the timing of closing include (1) the submission of a notification to the Committee on Foreign Investment in the United States (“CFIUS”) and decision by CFIUS whether to take any action to prevent the share issuance to Canon, (2) the completion of all work under, or termination of, our obligations under our ONR II  and U.S. Army nanosensor contract, and the transfer or disposal of certain defense-related materials, to ensure compliance with the International Traffic In Arms Regulations (22 C.F.R. parts 120-130) (“ITAR”) and (3) approval of the proposed share issuance by our shareholders at a special meeting of shareholders.

We and Canon plan to submit a joint notification with CFIUS requesting a review of the proposed transaction during November 2010; CFIUS has a period of 30 days to review the notification and may extend its review for an addition 45 days in its discretion.  With respect to compliance with ITAR, we expect to complete our ONR II contract and U.S. Army nanosensor contract by December 31, 2010. We have declined Phase III of the contract with the U.S. Office of Naval Research.  This Phase III contract was expected to generate $3.6 million of revenue during the fourth quarter of 2010 and first half of 2011.   With respect to the shareholders meeting, we filed a preliminary proxy statement on October 20, 2010 and pending SEC clearance of the proxy statement by mid-November, we have tentatively scheduled the shareholder meeting for December 27, 2010.

At the same time we signed the Share Subscription Agreement with Canon we also signed a supply and technology agreement with a Canon subsidiary, China-based Zhuhai Yintong Energy Company (“YTE”).  This agreement calls for us to supply YTE with nano-lithium titanate powder (“LTO”), 11 AHr cells and an ALTI-ESS 1 MW system totaling $6.6 million.  YTE may cancel its obligation to purchase the unshipped balance of LTO if the Share Subscription Agreement is terminated in connection with our acceptance of a superior offer.

We plan to ship approximately $2.2 million of these products to YTE during the fourth quarter of 2010 and continue shipping the LTO balance throughout 2011.  During September 2010 we received a $2 million prepayment for these goods.  A portion of this prepayment for any unshipped product would be refundable should we not receive shareholder approval for the Share Subscription Agreement described above.  It is our belief that the overall revenue generated from our close relationship with Canon and YTE will more than offset the military business that we are discontinuing.

Additionally we have $4.6 million of customer backlog to supply Proterra, Inc. with battery modules through June 2011 and anticipate additional orders for delivery of battery modules beyond this time frame.

General Outlook

We have generated net losses in each fiscal year since incorporation, and the nine months ending September 30, 2010 were no different.  Revenues from product sales, commercial collaborations and contracts and grants increased in the first nine months of 2010 to $4.7 million compared to $2.6 million in the same period in 2009.  Contracts with the U.S. Office of Naval Research ($2.1 million) and with the U.S. Army ($1.0 million), and battery modules sold to Proterra, Inc. ($848,000) comprised most of our revenue during the first nine months of 2010.  This compares to primary revenue sources of $750,000 for license revenue from Spectrum Pharmaceuticals, commercial collaborations of $482,000 from BAE Systems U.S. and $263,000 from BAE Systems UK, and contract revenue of $378,000 with the U.S. Office of Naval Research during the first nine months of 2009.  Gross profit for the first nine months of 2010 was flat at $1.3 million compared to the same period in 2009.  The primary reason for this outcome is that 2009 contained $750,000 of license revenue from Spectrum with no associated cost of goods sold.  As a result, the gross profit for this period was considerably higher than it otherwise would have been.  During the first nine months of 2010, we received no license revenue.  Total operating expenses were down $754,000 from $18.5 million for the first nine months of 2009 to $17.7 million for the same period in 2010.  The primary drivers for this decrease were lower R&D and depreciation expense partially offset by higher sales and marketing expense.  In the aggregate these differences resulted in a YTD net loss of $16.3 million during 2010 versus a $16.1 million net loss in the corresponding nine months of 2009.

Our current focus is on the development of products and technologies in energy storage that we anticipate will eventually bring a substantial amount of higher-margin revenues from manufacturing, product sales, licensing and royalties. We expect our LTO batteries and battery materials to be a source of such higher-margin revenues.  During the first nine months of 2010 we have focused our efforts on this transition to commercial products.  Although our overall employee count has remained flat from end-of-year 2009, we have expanded the scope of our Power and Energy Group by (1) hiring additional engineering and operations staff to handle the conversion from a prototype to a commercial product, (2) adding additional sales and marketing personnel to focus on this market, and (3) acquiring additional test and production equipment.   During the third quarter of 2010 two anticipated customer orders that we had hoped would close were delayed for various reasons.  We do not believe we have lost these two orders. They simply are taking longer to close than we had expected.  We therefore have been focusing on cost containment throughout the business with the exception of our sales efforts.  We remain optimistic that these orders are delayed but achievable during the fourth quarter of 2010.

As we attempt to significantly expand our revenues, some of the key near-term events that will affect our long-term success include the following:

•
Our ability to capitalize on our pending agreement with Canon and YTE described above.  In the short term, we will be supplying YTE with LTO, battery cells and an ALTI-ESS, primarily for testing purposes.  In the longer term, we anticipate building an LTO manufacturing plant in China, possibly in partnership with YTE.  There may also be opportunities to sell our battery cells and ALTI-ESS units, in partnership with YTE or otherwise, into the Chinese market.  For example, currently, China’s power grids are not as reliable as the grid in the U.S. and they experience frequent black outs and brown outs.  This evolving relationship with Canon and YTE could be our opportunity to become a primary battery technology supplier to China’s fast-growing electric power demands.  Also, production of large volumes of LTO will give us the opportunity to reduce our costs substantially through both process improvements and economies of scale.  In turn these cost reductions will help us reduce our battery costs associated with our stationary power and mass transit products throughout the world.

•
Continued successful operation and performance of the 1 MW battery system placed in commercial operation in the PJM regional transmission organization outside of Philadelphia in May of 2009.  To date that system has performed as designed, providing frequency regulation to the electric grid with minimal degradation of the system, generating a steady revenue stream for The AES Corporation, owner of the system.  We are optimistic that this success will continue to increase our credibility with future customers.

•
In August 2009, we signed a contract with Proterra, Inc., a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses, to sell them battery modules for their all electric and hybrid electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  On May 3, 2010, we received a purchase order of $850,000 from Proterra to supply additional battery modules.  These modules were delivered to Proterra during the third quarter of 2010.  On June 24, 2010 we signed a new long-term purchase and supply agreement with Proterra, under which we received an additional purchase order for $4.6 million to supply battery modules for delivery from October 2010 through June 2011.  We anticipate additional orders from Proterra as it brings its new manufacturing plant on line and begins to scale up its operations.

•
Based on the demonstrated success of our battery modules in the Proterra bus application and independent testing of our cells by other entities, we have continued discussions with a number of other bus manufacturers and systems integrators regarding the purchase of our battery products for their respective applications.  We are exploring application opportunities with potential customers in the elevator, wind turbine, fork lift and airport ground transportation markets.

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

An important consideration as we begin to grow our revenue stream is to ensure that we have access to the various components and raw material we need to manufacture and then assemble our various products.  With a small product volume, having multiple suppliers for each component is not practical, but is now becoming much more important to us. During the first nine months of 2010, we continued to identify and qualify additional suppliers or manufacturers for our critical components.  While those efforts have progressed, the most critical sole-source relationship we currently have is for the manufacture of our battery cells.  We currently have one supplier that manufactures all of our battery cells.  These cells include our proprietary nano lithium titanate material produced by us in Reno, Nevada.  Our contract manufacturer uses this material and other components that they acquire elsewhere to manufacture our cells and deliver them to our Anderson, Indiana manufacturing facility.  We then manufacture battery packs used in electric buses and also complete megawatt scale energy storage solutions for the electric grid markets.  This battery cell supplier is critical to our manufacturing process.  We are currently in the process of qualifying a second contract manufacturer and expect to have this capability in place by the end of 2010.  Additionally, we may develop a third source for our battery cells through our developing business relationship with YTE in China.

Contracts and Grants

Our $3.8 million ONR II contract will be completed by end of December 2010.  We generated $492,000 of revenue on this contract during the quarter ending September 30, 2010 and anticipate earning the $504,000 balance during the fourth quarter of 2010.

Our $1.7 million U.S. Army nanosensor grant generated $409,000 of revenue during the quarter ended September 30, 2010.  We anticipate earning approximately $407,000 of the $564,000 balance of this contract during the quarter ended December 31, 2010 at which time we will have completed work requiring Altair resources.  For periods after December 31, 2010, we will be seeking to have the approximately $157,000 remaining obligations and revenues assumed directly by Western Michigan University, instead of indirectly as a subcontractor.

Our Operating Divisions

Since early 2009 we have been organized into two divisions: Power and Energy Group and All Other Division. Efforts began in late 2008 and early 2009 to eliminate or sell the Company’s assets and efforts in the Life Sciences and Performance Materials divisions.  With the 2009 secession of our Life Science activities and the transfer of our AlSher Titania interest to Sherwin-Williams in April of this year, as of September 30, 2010, we have ceased all material operations in the Life Sciences and Performance Materials areas.

Liquidity and Capital Resources

Current and Expected Liquidity

As of September 30, 2010, we had cash and short-term investments totaling $8.0 million compared to $24.7 million at the same point last year and $18.6 million at the start of this year.  Net decrease in cash for the three months ended September 30, 2010 totaled $702,000 compared to a net decrease of $4.8 million for the comparative 2009 period.

On September 20, 2010 we reached a definitive agreement to sell additional common shares to Canon.  This transaction, if it closes, will net us approximately $45.4 million net of expenses.  We believe this capital raise will be sufficient to fund our deficit operations for the near term, depending on the product mix, gross margins and rate of ramp up of our product revenues.

 The major factors that have the greatest impact on our liquidity and resulting cash balance are:

•	Our ability to raise additional capital, particularly to close the share issuance with Canon,
•	The volume and timing of our customer sales,
•	The timeliness of our collections efforts,
•	The build-up of our inventory levels in anticipation of sales, and
•	The addition of headcount and other operating expenses.

Over the long term, we anticipate substantially increasing revenues and cash by entering into new contracts and increasing product sales primarily in the electric grid, renewables integration and mass transit markets along with the sale of LTO to YTE.  However, this increase in revenues will be dependent on our ability to transition our products from prototypes into commercial grade products and to aggressively continue in our product cost reduction efforts.

To date we have been very successful in structuring our customer contracts in a way that is working capital neutral to us, timing the anticipated receipt of customer payments with the required payments to our suppliers.  We have also been diligent in pursuing timely collection of payments from our customers.

As we move through 2010, we do not expect to increase our inventory levels much more than the current levels until we begin to close significant sales.  With regard to inventory decisions, we consider the lengthy manufacturing cycle of four to six months required to produce our large battery systems and the time lag from our suppliers associated with some of our critical product components.  Depending on the time lag between the initial inventory buildup and the actual sales, our cash balance may be negatively impacted.  We do not anticipate significant inventory expenditures for the balance of 2010.  We expect to end 2010 with an overall inventory level in the same range as we ended the third quarter of 2010.

During the nine months ending September 30, 2010 we increased spending on our battery initiatives, compared to the same period last year, continuing the enhancement of our products and their conversion from prototypes into commercial grade products.  As a result of the delays in closing some of the anticipated 2010 customer contracts, we implemented a hiring freeze early in the second quarter and it has remained in place since then.

We estimate that our current cash balance combined with anticipated customer orders over the next several months and our anticipated net equity investment from YTE of $45.4 million is sufficient to support our operations in the near term.  However, it may not be sufficient to carry the Company to our projected cash flow break-even point.  Should we need additional cash to bridge us to positive operating cash flows, we believe we will be able to raise additional capital.

Historically, we have financed operations primarily through the issuance of equity securities (common shares, convertible debentures, stock options and warrants) and by the issuance of debt.  Consistent with past practice, we expect that this type of financing will continue to provide us with the current working capital required until anticipated order volume increases allow us to reach cash flow breakeven.  The exact size and timing of capital raises, and the mix of debt and equity, will depend upon a number of factors including the market price and trading volume of our common shares, our financial circumstances, including committed and anticipated order volume, and the general economic environment at the time we begin the process.  Other than the Share Subscription Agreement with Canon, we do not have any commitments with respect to future financing and may or may not, be able to obtain such financing on reasonable terms, or at all.  We do not expect the current difficult economic environment to preclude our ability to raise capital, but the overall cost of capital will likely be high.

Cash used in operations during the quarter ending and nine months ending September 30, 2010 of $1.1 million  and $9.9 million respectively, consisted primarily of payments for wages and salaries to our employees, offset somewhat by advance payments on customer contracts.  We continue to monitor our cash flows very carefully and have been successful to date in structuring our customer contracts so that they are essentially cash flow neutral or slightly positive for us.  As we begin to ramp up our anticipated sales volume this year we are not expecting a large up-front drain on our cash.

Investing activities for the quarter ended September 30, 2010 totaled only $74,000 as we have deferred nearly all capital purchases until the increase in demand better justifies them.  Investing activities for the nine months ending September 30, 2010 reflects $955,000 used to purchase production and quality test equipment.

Cash provided by financing activities totaled $437,000 for the three months ending September 30, 2010, which was associated with $315,000 provided by financing our insurance and funds raised net of issuance costs through our At the Market Offering of $128,000.  For the nine months ending September 30, 2010, financing activities provided a net $217,000.  This included $709,000 of funds raised net of issuance costs through our At the Market Offering, $600,000 used to pay off the last quarterly mortgage payment on our Reno facility and $122,000 provided by financing our insurance.

During the second quarter we initiated an employee hiring freeze that we continued through the third quarter and are closely scrutinizing all expenditures.  We have also adjusted our manufacturing operations to reflect orders delayed in the stationary power market segment from our forecasts at the beginning of 2010 and deferred nearly all capital purchases from 2010 into 2011.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2010:

   In thousands of dollars
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes Payable	$312	$312	-	-	-
Contractual Service Agreements	482	455	$27	-	-
Capital Leases	43	20	23	-	-
Operating Leases	588	365	223	-	-
Unfulfilled Purchase Orders	2,522	2,522	-	-	-
Total Contractual Obligations	$3,947	$3,674	$273	$-	$-

We have deferred all planned significant capital expenditures until 2011, when we expect sufficient customer product orders to justify the additional capital expenditures.

Other Contemplated Actions

At the Annual Meeting of Shareholders on May 24, 2010, our shareholders authorized the Board of Directors to implement an up-to 10 to 1 reverse stock split.  We intend to implement a 4 to 1 reverse stock split on November 15, 2010.  The objective is to raise our stock price above the required $1.00 per share prior to the December 20, 2010 deadline for compliance with the NASDAQ minimum bid price requirement.

At the July 30, 2010 Special Shareholder Meeting, our shareholders authorized the Board of Directors to change our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Nevada in the United States through the adoption of articles of domestication and new articles of incorporation.  This change in jurisdiction of incorporation is referred to as a “continuance” under Canadian law Canada and as a “domestication” under Nevada law.  We have decided not to move forward on this initiative as a condition to our investment from Canon.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the nine months ending September 30, 2010.

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

▪
Long-Lived Assets.  Our long-lived assets consist principally of the nanomaterials assets, the intellectual property (patents and patent applications) associated with them, and a building.  Included in these long-lived assets are those that relate to our research and development process.  If the assets have alternative future uses (in research and development projects or otherwise), they are capitalized when acquired or constructed; if they do not have alternative future uses, they are expensed as incurred. At September 30, 2010, the carrying value of these assets was $10.3 million, or 34% of total assets.   We evaluate the carrying value of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  Our estimate of the cash flows is based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends and order backlogs; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 22 years for our building and related building improvements.  If an impairment is indicated, the asset value is written to its fair value based upon market prices, or if not available, upon discounted cash flow value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model.  The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date.  Our assumptions about future sales and production volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so.  Until our products reach commercialization, the demand for our products is difficult to estimate.  Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.  Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

As of September 30, 2010, we estimate that our future cash flows, on an undiscounted basis, are greater than our $10.3 million in long-lived assets.  Our estimated future cash flows include anticipated product sales, commercial collaborations, and contracts and grant revenue, since our long-lived asset base, which is primarily composed of production, laboratory and testing equipment and our Reno facility, is utilized to fulfill contracts in all revenue categories.  Based on our assessment, which represents no change from the prior year in our approach to valuing long-lived assets, we believe that our long-lived assets are not impaired.

▪
Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  We calculate compensation expense using a Black-Scholes Merton option pricing model.  In so doing, we estimate certain key assumptions used in the model.  We believe the estimates we use, which are presented in Note 10 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.

▪
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is probable.  During the third quarter of 2010, our revenues were derived primarily from battery module sales to Proterra and contract research and development.  License fees are recognized when the agreement is signed, we have performed all material obligations related to the particular milestone payment or other revenue component and the earnings process is complete.  Revenue for product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.  Based on the specific terms and conditions of each contract/grant, revenues are recognized on a time and materials basis, a percentage of completion basis and/or a completed contract basis.  Revenue under contracts based on time and materials is recognized at contractually billable rates as labor hours and expenses are incurred.  Revenue under contracts based on a fixed fee arrangement is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.  From time to time, facts develop that may require us to revise our estimated total costs or revenues expected.  The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known.  The full amount of anticipated losses on any type of contract is recognized in the period in which it becomes known.  Payments received in advance relating to future performance of services or delivery of products, are deferred until the customer accepts the service or the product title transfers to our customer.  Advance payments received in connection with certain rights granted in contractual arrangements are deferred and amortized over the related time period over which the benefits are received.  Based on specific customer bill and hold agreements, revenue is recognized when the inventory is shipped to a third party storage warehouse, the inventory is segregated and marked as sold, the customer takes the full rights of ownership and title to the inventory upon shipment to the warehouse per the bill and hold agreement.  When contract terms include multiple components that are considered separate units of accounting, the revenue is attributed to each component and revenue recognition may occur at different points in time for product shipment, installation, and service contracts based on substantial completion of the earnings process.

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

▪
Deferred Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of September 30, 2010.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of September 30, 2010.  Due to the significant increase in common shares issued and outstanding from 2005 through 2010, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of our net operating loss carry forwards.  As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.  Additionally, due to our change in control transaction contemplated with Canon, a larger portion of these net operating losses are expected to be unavailable for use to offset future earnings.  An analysis is currently being prepared to understand the exact impact this transaction will have on the availability of these NOLs in the future.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Product sales, net	$1,102	$268	-	$141	-	-	$1,102	$409
License Fees	-	-	-	750				750
Commercial collaborations	9	121	$3	1	-	-	12	122
Contracts and grants	506	386	409	-	-	-	915	386
Total revenues, net	1,617	775	412	892	-	-	2,029	1,667
Cost of goods sold
Product	764	164	-	7	-	-	764	171
Commercial collaborations	-	109	3	2	-	-	3	111
Contracts and grants	264	241	328	6	-	-	592	247
Warranty and inventory reserves	125	68	-	-	-	-	125	68
Total cost of goods sold	1,153	582	331	15	-	-	1,484	597
Gross profit	464	193	81	877	-	-	545	1,070
Operating expenses
Research and development	1,858	1,404	37	16	$769	$697	2,664	2,117
Sales and marketing	-	-	-	-	943	792	943	792
General and administrative	96	15	-	55	1,626	1,644	1,722	1,714
Depreciation and amortization	395	324	19	314	104	48	518	686
Total operating expenses	2,349	1,743	56	385	3,442	3,181	5,847	5,309
(Loss) gain from operations	(1,885)	(1,550)	25	492	(3,442)	(3,181)	(5,302)	(4,239)
Other (expense) income
Interest expense	(1)	(1)	-	-	(2)	(60)	(3)	(61)
Interest income	-	-	-	-	27	38	27	38
Realized gain on investment	-	-	-	868	-	-	-	868
Loss on foreign exchange	-	-	-	-	(3)	-	(3)	-
Total other (expense) income, net	(1)	(1)	-	868	22	(22)	21	845

(Loss) gain from continuing operations	(1,886)	(1,551)	25	1,360	(3,420)	(3,203)	(5,281)	(3,394)

Net (loss) gain	(1,886)	(1,551)	25	1,360	(3,420)	(3,203)	(5,281)	(3,394)
Less: Net loss attributable to non-controlling interest	-	-	-	78	-	-	-	78

Net (loss) gain attributable to Altair Nanotechnologies, Inc.	$(1,886)	$(1,551)	$25	$1,438	$(3,420)	$(3,203)	$(5,281)	$(3,316)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(1,886)	$(1,551)	$25	$1,438	$(3,420)	$(3,203)	$(5,281)	$(3,316)
Net (loss) gain	$(1,886)	$(1,551)	$25	$1,438	$(3,420)	$(3,203)	$(5,281)	$(3,316)

Revenues

Power and Energy Group revenue for the quarter ended September 30, 2010 was $1,617,000 compared to $775,000 for the same period of 2009.  This increase is primarily due to the $727,000 revenue increase to Proterra and $234,000 sales to EBus.

Total revenue of All Other operations for the quarter ended September 30, 2010 was down $480,000 from the same period of 2009.  The decrease primarily relates to $750,000 of license revenue associated with a Spectrum Pharmaceuticals contract in 2009 partially offset by increased military billings of $409,000 to the U.S. Army during 2010.

Cost of Goods Sold

Power and Energy Group COGS for the quarter ended September 30, 2010 was $1,153,000 compared to $582,000 for the same period of 2009.  Approximately $600,000 of this increase is due to a corresponding increase in product revenue of $834,000.

All Other Division contracts and grants COGS of $328,000 during the third quarter of 2010 is related to our US Army nanosensor grant.  The $750,000 of license fee revenues during 2009 had zero associated COGS.

Cost of sales associated with warranty and inventory reserve of $125,000 for the third quarter of 2010 includes $54,000 of warranty reserve based on products sold, $23,000 for battery cells scrapped and $48,000 of additional reserve recorded for potentially-defective battery cells.  Costs incurred in 2009 included $62,000 of scrapped battery modules.

It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.

Operating Expenses

Research and development operating expenses increased $547,000 or 26% during the third quarter 2010 compared to the same quarter in 2009.  This increase resulted primarily from increased bonus accruals of $102,000 and employee benefit allocations over the prior year of $287,000.

Total sales and marketing expense increased from $792,000 for the third quarter in 2009 to $943,000 for the same period in 2010.  This change is related to an increase in compensation due to increased sales personnel of $80,000, increased sales-related travel of $52,000 and increased trade show expenses of $47,000.

General and administrative expenses remained flat between third quarter 2009 and third quarter 2010 coming in at $1.7 million for each time period.

Depreciation expense decreased $168,000 due to the sale of the AlSher Titania, LLC capital assets to Sherwin Williams on April 30, 2010, slightly offset by new assets placed into service in the third quarter of 2010.

Net Loss

Net loss for the quarter ended September 30, 2010 totaled $5.3 million ($0.05 per share) compared to a net loss of $3.3 million ($0.03 per share) in the third quarter of 2009.

All Other operations net income for the quarter ended September 30, 2010 was $0 compared to net income of $1,438,000 in the same quarter of 2009.  This decline is primarily attributable to license fees of $750,000 in 2009 combined with a realized gain on the sale of Spectrum stock of $868,000 in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

In thousands of dollars

	Power and Energy Group		All Other		Corporate		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Product sales, net	$1,124	$322	$110	$157	-	-	$1,234	$479
License fees	-	-	-	750	-	-	-	750
Commercial collaborations	313	887	19	1	-	-	332	888
Contracts and grants	2,108	449	1,047	-	-	-	3,155	449
Total revenues, net	3,545	1,658	1,176	908	-	-	4,721	2,566
Cost of goods sold
Product	788	491	35	28	-	-	823	519
Commercial collaborations	179	353	15	57	-	-	194	410
Contracts and grants	1,392	279	795	8	-	-	2,187	287
Warranty and inventory reserve	253	68	-	-	-	-	253	68
Total cost of goods sold	2,612	1,191	845	93	-	-	3,457	1,284
Gross profit	933	467	331	815	-	-	1,264	1,282
Operating expenses
Research and development	3,922	5,297	66	119	$2,830	$2,841	6,818	8,257
Sales and marketing	-	-	-	-	3,274	2,015	3,274	2,015
General and administrative	352	125	97	77	5,739	5,912	6,188	6,114
Depreciation and amortization	1,021	994	197	962	227	137	1,445	2,093
Total operating expenses	5,295	6,416	360	1,158	12,070	10,905	17,725	18,479
Loss from operations	(4,362)	(5,949)	(29)	(343)	(12,070)	(10,905)	(16,461)	(17,197)
Other (expense) income
Interest expense	(1)	(4)	-	-	(12)	(88)	(13)	(92)
Interest income	-	-	-	-	79	157	79	157
Realized gain (loss) on investment	-	-	-	868	-	(18)	-	850
Loss on foreign exchange	-	-	-	-	(2)	(2)	(2)	(2)
Total other (expense) income, net	(1)	(4)	-	868	65	49	64	913

(Loss) income from continuing operations	(4,363)	(5,953)	(29)	525	(12,005)	(10,856)	(16,397)	(16,284)
Gain from discontinued operations	-	-	-	-	124	-	124	-

Net (loss) gain	(4,363)	(5,953)	(29)	525	(11,881)	(10,856)	(16,273)	(16,284)
Less: Net loss attributable to non-controlling interest	-	-	-	189	-	-	-	189

Net (loss) gain attributable to Altair Nanotechnologies, Inc.	$(4,363)	$(5,953)	$(29)	$714	$(11,881)	$(10,856)	$(16,273)	$(16,095)

Amounts attributable to Altair Nanotechnologies, Inc. shareholders:
Loss from continuing operations	$(4,363)	$(5,953)	$(29)	$714	$(12,005)	$(10,856)	$(16,397)	$(16,095)
Gain from discontinued operations	-	-	-	-	124	-	124	-
Net loss	$(4,363)	$(5,953)	$(29)	$714	$(11,881)	$(10,856)	$(16,273)	$(16,095)

Revenues

Total revenues for the nine months ended September 30, 2010 were $4.7 million compared to $2.6 million for the same period of 2009.

Power and Energy Group revenue for the nine months ended September 30, 2010 was $3.5 million compared to $1.7 million in the same period of 2009.  This increase is primarily attributable to ONR Phase II contract revenue of $2.1 million during 2010 versus $378,000 of revenue during the first nine months of 2009.  Commercial collaborations revenue decrease of $574,000 was from one-time contracts with BAE Systems USA of $482,000 and BAE Systems UK of $263,000 during 2009 compared to $283,000 of battery modules sold to Proterra Corporation during 2010 under a collaborative agreement.

All Other operations revenue for the nine months ended September 30, 2010 was $1.2 million compared to $908,000 in the same period of 2009.  This increase is due primarily to $1 million of revenue from our US Army Nanosensor contract during 2010 compared to license fees from Spectrum of $750,000 in 2009.

Cost of Goods Sold

Cost of goods sold associated with warranty and inventory reserves of $253,000 for the nine months ended September 30, 2010 compared to $68,000 for the same period of 2009 is comprised of $64,000 in customer warranty reserve increases to match our increased product revenues, scrap expense of $149,000 for obsolete 3.5 Ahr cells and defective 50 Ahr cells and an increase to our overall inventory reserve of $40,000.  The $68,000 spent during 2009 included $62,000 of scrapped battery modules.

Power and Energy Group contracts and grants COGS of $1.4 million during the nine months ended September 30, 2010 is related to fulfillment of our contract with the Office of Naval Research (ONR) for battery safety testing versus $279,000 in 2009.  This increase in cost of goods sold is consistent with the increased revenue associated with the ONR contract.

All other contracts and grants COGS related to our U.S. Army Nanosensor grant.

Operating Expenses

Total research and development operating expenses declined $1.5 million, from $8.3 million for the nine months ended September 30, 2009 to $6.8 million for the nine months ended September 30, 2010, due to more focused R&D revenue-generating projects in 2010 over 2009.  The research and development expenses related to our commercial collaborations and contracts and grants revenue projects are included in cost of goods sold and totaled $2.4 million during 2010.

The Corporate segment research and development expenses primarily reflect the personnel and operating expenses associated with our science and technology group which supports the Company’s overall research and development efforts.

Depreciation expense is down $648,000, from $2.1 million for the nine months ended September 30, 2009 to $1.5 million for the nine months ended September 30, 2010, from the prior year due primarily to the write down of most of the capital assets in the AlSher Titania subsidiary as of December 31, 2009 and the subsequent sale of these capital assets to Sherwin Williams on April 30, 2010.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the nine months ended September 30, 2010 totaled $16.3 million ($0.15 per share) compared to a net loss of $16.1 million ($0.16 per share) in the same period of 2009.   These decreased losses reflect additional revenues from our ONR II contract and cost-containment in areas of the business that will not harm our revenue-generation capabilities in the future.

Power and Energy Group net loss for the nine months ended September 30, 2010 totaled $4.4 million compared to $6.0 million in the same period of 2009.  These reduced losses were primarily due to the $1.7 million of increased revenues, 2010 over 2009, generated from our contract with the Office of Naval Research (ONR II) and $.5 million increase in revenue from battery modules sold to Proterra.

The net loss of All Other operations for the nine months ended September 30, 2010 was $29,000 compared to net income of $714,000 in the same period of 2009.  This decline is primarily attributable to license fees of $750,000 in 2009 combined with a realized gain on the sale of Spectrum stock of $868,000 in 2009, offset by Army nanosensor grant revenue of $1 million in 2010.

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

Item 4.   Controls and Procedures

(a)      Based on their evaluation as of September 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

Of the Risk Factors set forth below under “Risk Factors”, the following risk factors are new risk factors or have been significantly altered, when compared to the “Risk Factors” identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These substantial updates are, in part, a result of a risk factor review done in connection with recently filed prospectus supplement or registration statements and the identification of risks associated with our proposed transaction with Canon.  In addition, we have made minor alterations to other risk factors to update financial statement numbers or otherwise clarify the risks identified therein.

We may be unable to continue as a going concern if we are unable to timely close the share issuance transaction with Canon or a similar transaction.

We have entered into a Share Subscription Agreement with Canon pursuant to which, subject to certain closing conditions, we have agreed to issue to them approximately 127.9 million shares for an aggregate purchase price of approximately $48.9 million.   Pending the earlier of the termination of the Share Subscription Agreement and the closing of this transaction, we are prohibited from selling additional securities or otherwise raising capital without the consent of Canon.   Absent a capital raise, or closing of the share issuance with Canon, we expect our existing capital to support our operations only into the early part of the first quarter of 2011, and our capital resources may be further strained if we are required to pay a termination fee in connection with the Share Subscription Agreement or otherwise experience significant unexpected expenses.  As a result, if we do not close the share issuance with Canon, or a similar transaction, by the end of 2010 or early in 2011, we may become insolvent and be unable to continue as a going concern.

We may be unable to close our share issuance with Canon as a result of a failure to satisfy one or more closing conditions.

The obligation of Canon to close the share issuance contemplated by the Share Subscription Agreement is subject to many joint and unilateral conditions to closing.  If all such conditions are not satisfied on or before January 31, 2011, the date on which the Share Subscription Agreement can be terminated by a non-defaulting party based solely on the passage of time, Canon will not be required to close the share issuance.  These conditions to the obligations of Canon include, without limitation, the following:

•	the approval of the share issuance by our shareholders;

•
the completion by the Committee on Foreign Investment in the United States, or CFIUS, of its national security review and any related investigation (and determination to take no adverse action with respect to the transaction);

•
our having taken all necessary action to divest ourselves of any “defense articles” and “technical data”, as each is defined in the International Traffic In Arms Regulations (22 C.F.R. parts 120-130), or ITAR, and having ceased manufacturing and exporting “defense articles” and providing “defense services”, as defined in ITAR;

•
our representations and warranties in the Share Subscription Agreement and related documents being true and correct at and as of the closing date (with such exceptions, in certain cases, as have not had and would not reasonably be expected to have, individually or in the aggregate, a material adverse effect);

•	our having performed in all material respects all of our obligations under the Share Subscription Agreement required to be performed on or prior to the closing date;

•	the absence of certain legal actions or proceedings; and

•	other conditions to closing specified in the Share Subscription Agreement.

If we do not satisfy all conditions to closing prior to January 31, 2011, Canon will not be required to close the transaction contemplated by the Share Subscription Agreement.  The failure of such transaction, or a similar transaction, to close on a timely basis will create a serious liquidity crisis for us, and we may be unable to continue as a going concern.

If we close the share issuance with Canon, we may not realize anticipated benefit.

We have identified various potential benefits, in addition to the receipt of capital, from the closing of the share issuance with Canon.  Examples include the possibility that YTE would be a significant long-term customer for us and that, together with or as a result of our relationship with Canon or YTE, we would have better access to the Chinese markets than we do today.   If the share issuance closes, we may not realize benefits for various reasons, including without limitation, the following:

•	YTE may be unable to use our LTO or battery technology in its products and, as a result, may not purchase products from us long term;

•	Even if YTE is able to integrate our LTO and/or technology into its products, it may not be able to achieve significant sales with its products;

•
We may be unable to reach agreement with YTE on the pricing of any products or services we supply them or may, as a result of market or other circumstances, be compelled to agree to prices that are not consistent with profitability;

•
As a result of the terms of the Supply Agreement, subsequent agreements or gaps in our intellectual property protection, Canon or YTE may be able to exploit our technology under circumstances in which we do not receive significant economic benefits;

•	Canon may not be able to, or exert significant efforts to, provide us access to the Chinese markets, particularly if our products could compete with their products.

If one or more of these risks materializes in a significant manner, we may not experience the anticipated benefits from our relationship with Canon or YTE, which may harm our business and operations.

If we close the share issuance with Canon, we will face risks associated with having a majority shareholder.

If the share issuance with Canon closes, Canon will own a majority of our outstanding common shares.  This presents certain risks to us, including the following:

•
Certain of our existing or potential customers or suppliers may be reluctant to do business with business controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or determine not to close, orders.

•	We may experience significant turnover in key management, technical or other employees following the closing of the share issuance transaction;

•
Because of the physical distance and cultural differences between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; and

•
We currently have approximately $U.S. 126 million in U.S. net operating loss carryforwards and approximately $Cdn. 7.6 million in Canadian equivalents to net operating loss carryforwards.  If the share issuance to Canon closes, it will constitute a change of control and lead to a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards will be substantially reduced and the Canadian equivalents will be forfeited.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

If one or more of these risks materializes, our business will be harmed, and it may be harmed materially.

We are required to cease providing defense-related services in order to close the share issuance with Canon.

The International Traffic In Arms Regulations, or ITAR, prohibit a Chinese-controlled entity from owning an entity that possesses “defense articles” or “technical data”, manufacturing and exporting “defense articles” or providing “defense services”, as defined in ITAR.  In order to comply with these regulations, we are required to complete, terminate or cause to be assigned our current military contracts prior to the closing of the share issuance with Canon, and to cease bidding for such contracts in the future.  This will lead to the loss of certain anticipated revenue in the near term and may harm our long term growth, as we are unable to access the U.S. military as a potential long term purchaser of our batteries and battery systems.

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

As of September 30, 2010, we had approximately $7.5 million in cash and cash equivalents.  We need to raise additional capital in order to sustain our ongoing operations, continue testing and additional development work and, under certain possible circumstances, acquire inventory and/or expand and operate facilities for the production of products.  We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size, quantity and timing of customer orders from one quarter to the next;

•	timing of delivery of our services and products;

•	additions of new customers or losses of existing customers;

•	positive or negative business or financial developments announced by us or our key customers;

•	our ability to commercialize and obtain orders for products we are developing;

•	costs associated with developing our manufacturing capabilities;

•	the retention of our key employees;

•	new product announcements or introductions by our competitors or potential competitors;

•	the effect of variations in the market price of our common shares on our equity-based compensation expenses;

•	disruptions in the supply of raw materials or components used in the manufacture of our products;

•	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

•	technology and intellectual property issues associated with our products; and

•	general political, social, geopolitical and economic trends and events.

We may be obligated to pay a royalty on sales into the stationary power market.

In a joint development agreement we entered into in 2007 to develop a collection of advanced lithium based battery systems to provide frequency regulation and other services to the electricity generations and transmission markets, we granted a royalty of 5% of the gross revenue we realize from the sale of certain battery systems through July 20, 2012.  It is uncertain whether the battery systems we are marketing are within the scope of the royalty provisions. As we begin generating revenue from the sale of large scale stationary batteries for use in connection with electrical transmission and regulation, there is a reasonable likelihood that we will be required to pay this royalty. This would harm our gross margins on such sales.  We may also incur litigation expenses, and management attention may be diverted from the operation of our business.

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

We have experienced quality issues with our existing battery cell supplier.  These issues have impacted our ability to build battery products and supply our customers in a timely manner.  Although we believe these issues either have been or are in the process of being resolved, if similar or other quality issues arise in the future, we may experience short term or long term production delays, warranty claims or similar events.  Any such event may lead to a decline in revenue, increased expenses and loss of customer confidence and may otherwise harm our operations.

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

•
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

Our shareholders have approved a resolution authorizing our board of directors, without further approval of the shareholders, to take all steps necessary to effect, or in its discretion not to effect, at any time on or before May 1, 2011, a consolidation (also known as a reverse split) of our common shares on the basis of a ratio within the range from 3:1 to 10:1, with any fractional share that remains after all shares beneficially held by a holder of the common shares have been consolidated being rounded up to a whole common share, with the ratio to be selected and implemented by the Board of Directors in its sole discretion.  As of the date of this Report our Board of Directors plans to affect the consolidation at a 4 to 1 ratio on November 15, 2010.  This decision to effect the consolidation may harm the market price of, and trading volume in, our common shares.

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

As of September 30, 2010, we had approximately $7.5 million in cash and cash equivalents.  We need to raise additional capital in order to sustain our ongoing operations, continue testing and additional development work and, under certain possible circumstances, acquire inventory and/or expand and operate facilities for the production of products.  We may not be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $22.9 million for the twelve months ended December 31, 2009 and $16.5 million for the nine months ended September 30, 2010. Even if we do generate operating income in one or more quarters in the future, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience operating losses. We may never become profitable.

We may be unable to continue as a going concern if we are unable to timely close the share issuance transaction with Canon or a similar transaction.

We have entered into a Share Subscription Agreement with Canon pursuant to which, subject to certain closing conditions, we have agreed to issue to them approximately 127.9 million shares for an aggregate purchase price of approximately $48.9 million.  Pending the earlier of the termination of the Share Subscription Agreement and the closing of this transaction, we are prohibited from selling additional securities or otherwise raising capital without the consent of Canon.   Absent a capital raise, or closing of the share issuance with Canon, we expect our existing capital to support our operations only into the early part of the first quarter of 2011, and our capital resources may be further strained if we are required to pay a termination fee in connection with the Share Subscription Agreement or otherwise experience significant unexpected expenses.  As a result, if we do not close the share issuance with Canon, or a similar transaction, by the end of 2010 or early in 2011, we may become insolvent and be unable to continue as a going concern.

We may be unable to close our share issuance with Canon as a result of a failure to satisfy one or more closing conditions.

The obligation of Canon to close the share issuance contemplated by the Share Subscription Agreement is subject to many joint and unilateral conditions to closing.  If all such conditions are not satisfied on or before January 31, 2011, the date on which the Share Subscription Agreement can be terminated by a non-defaulting party based solely on the passage of time, Canon will not be required to close the share issuance.  These conditions to the obligations of Canon include, without limitation, the following:

•	the approval of the share issuance by our shareholders;

•
the completion by the Committee on Foreign Investment in the United States, or CFIUS, of its national security review and any related investigation (and determination to take no adverse action with respect to the transaction);

•
our having taken all necessary action to divest ourselves of any “defense articles” and “technical data”, as each is defined in the International Traffic In Arms Regulations (22 C.F.R. parts 120-130), or ITAR, and having ceased manufacturing and exporting “defense articles” and providing “defense services”, as defined in ITAR;

•
our representations and warranties in the Share Subscription Agreement and related documents being true and correct at and as of the closing date (with such exceptions, in certain cases, as have not had and would not reasonably be expected to have, individually or in the aggregate, a material adverse effect);

•	our having performed in all material respects all of our obligations under the Share Subscription Agreement required to be performed on or prior to the closing date;

•	the absence of certain legal actions or proceedings; and

•	other conditions to closing specified in the Share Subscription Agreement.

If we do not satisfy all conditions to closing prior to January 31, 2011, Canon will not be required to close the transaction contemplated by the Share Subscription Agreement.  The failure of such transaction, or a similar transaction, to close on a timely basis will create a serious liquidity crisis for us, and we may be unable to continue as a going concern.

If we close the share issuance with Canon, we may not realize anticipated benefits.

We have identified various potential benefits, in addition to the receipt of capital, from the closing of the share issuance with Canon.  Examples include the possibility that YTE would be a significant long-term customer for us and that, together with or as a result of our relationship with Canon or YTE, we would have better access to the Chinese markets than we do today.   If the share issuance closes, we may not realize benefits for various reasons, including, without limitation, the following:

•	YTE may be unable to use our LTO or battery technology in its products and, as a result, may not purchase products from us long term;

•	Even if YTE is able to integrate our LTO and/or technology into its products, it may not be able to achieve significant sales with its products;

•
We may be unable to reach agreement with YTE on the pricing of any products or services we supply them or may, as a result of market or other circumstances, be compelled to agree to prices that are not consistent with profitability;

•
As a result of the terms of the Supply Agreement, subsequent agreements or gaps in our intellectual property protection, Canon or YTE may be able to exploit our technology under circumstances in which we do not receive significant economic benefits;

•	Canon may not be able to, or exert significant efforts to, provide us access to the Chinese markets, particularly if our products could compete with their products.

If one or more of these risks materializes in a significant manner, we may not experience the anticipated benefits from our relationship with Canon or YTE, which may harm our business and operations.

If we close the share issuance with Canon, we will face risks associated with having a majority shareholder.

If the share issuance with Canon closes, Canon will own a majority of our outstanding common shares.  This presents certain risks to us, including the following:

•
Certain of our existing or potential customers or suppliers may be reluctant to do business with business controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or determine not to close, orders.

•	We may experience significant turnover in key management, technical or other employees following the closing of the share issuance transaction;

•
Because of the physical distance and cultural differences between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; and

•
We currently have approximately $U.S. 126 million in U.S. net operating loss carryforwards and approximately $Cdn. 7.6 million in Canadian equivalents to net operating loss carryforwards.  If the share issuance to Canon closes, it will constitute a change of control and lead to a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards will be substantially reduced and the Canadian equivalents will be forfeited.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

If one or more of these risks materializes, our business will be harmed, and it may be harmed materially.

We are required to cease providing defense-related services in order to close the share issuance with Canon.

The International Traffic In Arms Regulations, or ITAR, prohibit a Chinese-controlled entity from owning an entity that possesses “defense articles” or “technical data”, manufacturing and exporting “defense articles” or providing “defense services”, as defined in ITAR.  In order to comply with these regulations, we are required to complete, terminate or cause to be assigned our current military contracts prior to the closing of the share issuance with Canon, and to cease bidding for such contracts in the future.  This will lead to the loss of certain anticipated revenue in the near term and may harm our long term growth, as we are unable to access the U.S. military as a potential long term purchaser of our batteries and battery systems.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the size, quantity and timing of customer orders from one quarter to the next;

•	timing of delivery of our services and products;

•	additions of new customers or losses of existing customers;

•	positive or negative business or financial developments announced by us or our key customers;

•	our ability to commercialize and obtain orders for products we are developing;

•	costs associated with developing our manufacturing capabilities;

•	the retention of our key employees;

•	new product announcements or introductions by our competitors or potential competitors;

•	the effect of variations in the market price of our common shares on our equity-based compensation expenses;

•	disruptions in the supply of raw materials or components used in the manufacture of our products;

•	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

•	technology and intellectual property issues associated with our products; and

•	general, political, social, geopolitical and economic trends and events.

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

In a joint development agreement we entered into in 2007 to develop a collection of advanced lithium based battery systems to provide frequency regulation and other services to the electricity generations and transmission markets, we granted a royalty of 5% of the gross revenue we realize from the sale of certain battery systems through July 20, 2012.  It is uncertain whether the battery systems we are marketing are within the scope of the royalty provisions. As we begin generating revenue from the sale of large scale stationary batteries for use in connection with electrical transmission and regulation, there is a reasonable likelihood that we will be required to pay this royalty. This would harm our gross margins on such sales.  We may also incur litigation expenses, and management attention may be diverted from the operation of our business.

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

We have experienced a quality issue with our existing battery cell supplier.  This issue previously impacted our ability to build battery products and supply our customers in a timely manner.  Although we believe this issue has been resolved, if similar or other quality issues arise in the future, we may experience short term or long term production delays, warranty claims or similar events.  Any such event may lead to a decline in revenue, increased expenses and loss of customer confidence and may otherwise harm our operations.

Continuing adverse economic conditions could reduce, or delay demand for our products.

The financial markets and general economic conditions are still weak.  Our products are targeted primarily at large power producers worldwide bus manufacturers and other parties.  Due to declining revenues and concerns about liquidity, companies and government agencies in our target markets have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending by key customers is hindering our development and production efforts and will continue to do so until development spending increases from current depressed levels.

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

•
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

Our shareholders have approved a resolution authorizing our board of directors, without further approval of the shareholders, to take all steps necessary to effect, or in its discretion not to effect, at any time on or before May 1, 2011, a consolidation (also known as a reverse split) of our common shares on the basis of a ratio within the range from 3:1 to 10:1, with any fractional share that remains after all shares beneficially held by a holder of the common shares have been consolidated being rounded up to a whole common share, with the ratio to be selected and implemented by the Board of Directors in its sole discretion.  As of the date of this Report our Board of Directors plans to implement the consolidation during November 2010.  This decision to effect the consolidation may harm the market price of, and trading volume in, our common shares.

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

Item 5.  Other Information

On November 4, 2010, we filed an Article of Amendment to our Articles of Continuance for the purpose of implementing the four to one (4:1) consolidation of our common share effective 11:59 p.m. Eastern Time on November 15, 2010.  A copy of the Article of Amendment is included in Exhibit 3.1 hereto.

Item 6.  Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

November 5, 2010	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

November 5, 2010	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance, as amended	Filed herewith
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
10.1	Share Subscription Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-12497
10.2	Conditional Supply and Technology Licensing Agreement dated September 20, 2010 with Zhuhai Yintong Energy Co. Ltd., a wholly-owned subsidiary of Canon.**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-12497
10.3	Investor Rights Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-12497
10.4	Amendment No. 2 to Amended and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-12497
10.5	Waiver and Rights Agreement dated September 20, 2010 with Al Yousuf LLC and Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-12497
10.6	Employment Agreement dated August 25, 2010 with Dan Voelker	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 27, 2010, File No. 001-12497
10.7	Employment Agreement dated August 25, 2010 with Tom Kieffer	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 27, 2010, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

** Certain confidential portions of this exhibit were omitted.  This exhibit, with the omitted information, has been filed separately with the SEC pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.