Form 10-Q
period 2011-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2011-05-06
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☐       NO.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]
As of May 4, 2011 the registrant had 30,615,680 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$5,714	$4,695
Accounts receivable, net	941	1,318
Product inventories	5,919	6,825
Prepaid expenses and other current assets	2,157	2,269
Total current assets	14,731	15,107

Property, plant and equipment, net	8,396	8,727

Patents, net	407	426

Total Assets	$23,534	$24,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,661	$2,873
Accrued salaries and benefits	1,271	743
Accrued warranty	219	211
Accrued liabilities	431	387
Deferred revenues	1,518	2,516
Warrant liabilities	1,928	-
Current portion of long-term debt	98	216
Total current liabilities	8,126	6,946

Long Term Liabilities
Long-term debt, less current portion	11	16
Total long term liabilities	11	16

Total Liabilities	8,137	6,962

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 30,615,680 and 27,015,680 shares issued and outstanding at March 31, 2011 and December 31, 2010	193,373	189,491
Additional paid in capital	12,425	12,297
Accumulated deficit	(190,401)	(184,490)
Total Stockholders' Equity	15,397	17,298

Total Liabilities and Stockholders' Equity	$23,534	$24,260

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Product sales	$2,366	$75
License fees	60	-
Commercial collaborations	2	294
Contracts and grants	123	823
Total revenues	2,551	1,192

Cost of goods sold
Product	2,611	53
Commercial collaborations	-	178
Contracts and grants	128	611
Warranty and inventory reserves	46	53
Total cost of goods sold	2,785	895

Gross (loss) profit	(234)	297

Operating expenses
Research and development	2,056	2,439
Sales and marketing	1,051	1,185
General and administrative	2,171	2,239
Depreciation and amortization	375	463
Loss on disposal of assets	16	47
Total operating expenses	5,669	6,373
Loss from operations	(5,903)	(6,076)

Other income (expense)
Interest expense	(7)	(8)
Interest income	-	26
Loss on foreign exchange	(1)	-
Total other (expense) income, net	(8)	18
Loss from continuing operations	(5,911)	(6,058)
Loss from discontinued operations	-	(13)
Net loss	(5,911)	(6,071)
Less: Net loss attributable to non-controlling interest	-	4
Net loss attributable to Altair Nanotechnologies Inc.	$(5,911)	$(6,067)

Net loss attributable to Altair Nanotechnologies Inc. shareholders:
Loss from continuing operations	$(5,911)	$(6,058)
Loss from discontinued operations	-	(9)
Net loss	$(5,911)	$(6,067)

Earnings per share attributable to Altair Nanotechnologies Inc. shareholders:
Basic and diluted:
Loss from continuing operations	$(0.22)	$(0.24)
Loss from discontinued operations	$-	$-
Loss per common share - Basic and diluted	$(0.22)	$(0.24)

Weighted average shares - basic and diluted	26,844,583	26,273,559

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

Altair Nanotechnologies Inc. Shareholders	Non-controlling Interest in Subsidiary
				Accumulated			Accumulated
				Other			Other
		Additional		Compre-		Interest	Compre-
Common Stock		Paid In	Accumulated	hensive		In	hensive
Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total

Balance, January 1, 2010	26,350,282	$188,515	$10,933	$(162,204)	$(1,560)	$35,684	$541	$-	$541	$36,225

Comprehensive loss:
Net loss	-	-	-	(6,067)	-	(6,067)	(4)	-	(4)	(6,071)
Other comprehensive loss	-	-	-	-	(122)	(122)	-	-	-	(122)
Comprehensive loss:						(6,189)			(4)	(6,193)
Share-based compensation	-	62	392	-	-	454	-	-	-	454
Balance, March 31, 2010	26,350,282	$188,577	$11,325	$(168,271)	$(1,682)	$29,949	$537	$-	$537	$30,486

Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
				Accumulated			Accumulated
				Other			Other
		Additional		Compre-		Interest	Compre-
Common Stock		Paid In	Accumulated	hensive		In	hensive
Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, January 1, 2011	27,015,680	$189,491	$12,297	$(184,490)	$-	$17,298	$-	$-	$-	$17,298

Net loss	-	-	-	(5,911)	-	(5,911)	-	-	-	(5,911)
Share-based compensation	-	77	128	-	-	205	-	-	-	205
Common stock issued, net of issuance costs of $689 and warrant liabilities	3,600,000	3,806	-	-	-	3,806	-	-	-	3,806
Balance, March 31, 2011	30,615,680	$193,373	$12,425	$(190,401)	$-	$15,397	$-	$-	$-	$15,397

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,911)	$(6,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	463
Loss on discontinued operations	-	13
Securities received in payment of license fees	-	(3)
Share-based compensation	205	454
Loss on disposal of fixed assets	16	-
Impairment of patents	-	47
Changes in operating assets and liabilities:
Accounts receivable, net	377	(157)
Product inventories	1,021	(847)
Prepaid expenses and other current assets	112	180
Trade accounts payable	(297)	535
Accrued salaries and benefits	528	942
Accrued warranty	8	3
Deferred revenues	(998)	-
Accrued liabilities	44	(219)
Net cash used in operating activities	(4,520)	(4,660)

Cash flows from investing activities:
Purchase of property, plant and equipment	(76)	(392)
Proceeds from disposition of assets	5	-
Net cash used in investing activities	(71)	(392)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	5,734	-
Payment of notes payable	(119)	(716)
Repayment of long-term debt	(5)	(4)
Net cash provided by (used in) financing activities	5,610	(720)

Net increase (decrease) in cash and cash equivalents	1,019	(5,772)

Cash and cash equivalents, beginning of period	4,695	18,122

Cash and cash equivalents, end of period	$5,714	$12,350

Supplemental disclosures:
Cash paid for interest	$1	$43

Cash paid for income taxes	None	None

Non-cash transactions:
Acquisition of assets included in accounts payable	$85	$69
Unrealized loss on available for sale securities	$-	$122

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation and Going Concern

These unaudited interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (collectively, “Altair” “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading.  In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Commission on February 28, 2011.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $190 million.  Additionally, the Company experienced $4.5 million in negative cash flows from operations during the three months ended March 31, 2011, offset by $5.7 million (net of issuance costs) received from a capital raise on March 30, 2011, resulting in a cash balance of $5.7 million at March 31, 2011.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September of 2010 the Company entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Canon Investment Holdings Limited (“Canon”) under which they have agreed, subject to conditions to closing and the risk of termination, to purchase a number of common shares such that, following closing, Canon will own 51% of the outstanding common shares of the Company on a fully diluted basis.  Based upon the number of common shares and the rights to acquire common shares outstanding as of March 31, 2011, the Company estimates that the number of shares to be purchased will be 37,125,983, at an aggregate purchase price of $57,649,226.   As a result of initial delays in closing the Canon transaction, management began taking steps in the fourth quarter of 2010 to reduce its cash burn rate and extend its runway until the Canon transaction closes.  Those steps included:

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

The Company anticipated closing the Share Subscription Agreement with Canon in early February 2011, however, Canon indicated that it was not in a position to close.  The rights  of Zhuhai Yingtong Energy Company (“YTE”), a Canon subsidiary, under the Conditional Supply and Licensing Agreement to purchase the Company’s nano-lithium titanate, and manufacture batteries using the Company’s design principles, were significant motivations for Canon to enter into the share purchase transaction, and Canon indicated that its operating subsidiary was having difficulty implementing the battery manufacturing technology called for in the Conditional Supply and Licensing Agreement.  Canon also stated, although the Company has not verified, that it had permitted certain credit facilities required to close to expire near January 31, 2011, the original end date of the Share Subscription Agreement and needed time to re-establish these credit facilities.

On February 16, 2011, the Company and Canon signed the First Amendment to the Share Subscription Agreement (the “SSA Amendment”) which, among other things, extended the end date under the Share Subscription Agreement to May 17, 2011.  The SSA Amendment also authorized the Company, subject to certain limitations, to sell equity securities in order to raise interim capital.  The Company engaged JMP Securities and completed a capital raise on March 30, 2011 which resulted in additional capital of $5.7 million, net of issuance costs of $689,000.  A total of 3,600,000 units were sold at a price of $1.784 per unit and consisted of (i) one common share of Altair and (ii) one Series A warrant to purchase 0.5 of a common share at an exercise price of $2.56 per share. The warrants will be exercisable beginning six months after the closing for a period of five years.   In addition, the Purchase Agreement with investors provides for a purchase price adjustment, and the issuance of additional common shares (“Adjustment Shares”) following such adjustment, if the Share Subscription Agreement with Canon is terminated or adversely amended, or if the transaction contemplated thereby is not closed by July 17, 2011.  The number of Adjustment Shares is determined by subtracting the number of common shares issued at the closing from the number of common shares that would have been issued at the closing if the purchase price had been equal to 85% of volume weighted average price of the common shares during a 10 trading day period following the announcement of the triggering event, subject to a maximum number of 1,800,000 Adjustment Shares.

The Company has continued to take additional steps to further extend our runway and lower our cash burn including:

▪	an immediate reduction in the manufacture of nano-lithium titanate that was to be shipped to YTE and termination of employment of the individuals performing this work,
▪	elimination of all contract personnel not working directly on customer contract activities,
▪	renegotiation of payment terms with our suppliers and vendors,
▪	elimination of all but essential travel related to customer contracts or this immediate financing, and
▪	deferral of all activities requiring the purchase of supplies or material not tied directly to an existing customer contract.

At this point, it is the Company’s expectation that the Canon transaction will close and the going concern issue will be resolved.  During the first quarter of 2011, the Company sold nano-lithium titanate, batteries and an energy storage system to YTE, a wholly-owned subsidiary of Canon, for $1.7 million. The cost of goods sold associated with this sale was $1.8 million.

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

Note 2.  Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2011, Altair adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes (a) require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; (b) eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; (c) require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and (d) expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Consolidated Financial Statements, as Altair does not currently have any such arrangements with its customers.

On January 1, 2011, Altair adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in Note 3 to the Consolidated Financial Statements.

On January 1, 2011, Altair adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2011, Altair adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

Warrant liabilities
Fair values are determined using the Black-Scholes-Merton option-pricing model, a Level 3 input.

Long-term debt
Due to the short term nature of the current portion of long-term debt, the carrying amount approximates fair value.  The non-current portion of long-term debt is not material and the carrying amount approximates fair value.

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of March 31, 2011 or 2010. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A market or observable input is the preferred source of value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

Level 3 -	Significant inputs to the valuation model are unobservable.

The following table summarizes the valuation of our liabilities by the fair value hierarchy at March 31, 2011:

Liabilities at fair value:	Total	Level 1	Level 2	Level 3
Warrant liabilities	$1,928	$-	$-	$1,928
Total	$1,928	$-	$-	$1,928

 No assets or liabilities were recorded at fair value on a recurring basis at December 31, 2010.

The following table summarizes current and non-current marketable securities, accounted for as "available for sale" securities at March 31, 2011 and 2010:

In thousands of dollars

	2011				2010
				Unrealized				Unrealized
		Fair	Carrying	(loss)/gain		Fair	Carrying	loss
	Cost	Value	Value	accumulated	Cost	Value	Value	accumulated
Current marketable securities:
Spectrum Pharmaceuticals, Inc.	-	-	-	-	755	525	525	(230)
Total current	$-	$-	$-	$-	$755	$525	$525	$(230)
Non-current marketable securities:
Auction rate corporate notes	-	-	-	-	3,900	2,445	2,445	(1,455)
Total non-current	$-	$-	$-	$-	$3,900	$2,445	$2,445	$(1,455)

The Spectrum Pharmaceuticals shares listed above at March 31, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum in which we transferred them the rights to RenalanTM in addition to RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock.  On December 10, 2010, Altair sold 113,809 shares of Spectrum stock at $5.752 per share for a gross amount of $655,000.  After charges and fees, net proceeds were $649,000.  Altair realized a loss on sale of investment of $95,000.

The activity relating to financial instruments valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2011 and March 31, 2010 is summarized below:

	Warrant	Auction rate
	liabilities	corporate notes
	2011	2010
Beginning Balance, January 1	$-	$2,587
Issuances	1,928	-
Sale or settlements	-	-
Realized losses	-	-
Unrealized (losses)	-	(141)
Other adjustments	-	2
Reclassification adjustment for realized loss on securities included in net loss	-	-
Ending Balance, March 31	$1,928	$2,448

Financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the asset.  Such instruments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included consultation with our investment advisors, assessment of the strength of the financial institution paying the interest on these investments, ratings of the underlying collateral, and a probability-weighted discounted cash flow analysis.

Note 4.  Investment in Available for Sale Securities

We sold all auction rate corporate notes and all shares of Spectrum Pharmaceuticals, Inc. in the fourth quarter of 2010.  The sales resulted in $2.61 million in cash received and a $2.05 million realized loss on investments.

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	March 31, 2011	December 31, 2010
Raw materials	$2,918	$2,979
Work in process	1,001	920
Finished goods	2,000	2,926
Total product inventories	$5,919	$6,825

Once products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of March 31, 2011 and December 31, 2010, inventory relates to the production of batteries targeted at the stationary power and electric bus markets.

We recorded an inventory valuation allowance on finished goods of $725,000 and $623,000 at March 31, 2011 and December 31, 2010, respectively.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	March 31, 2011	December 31, 2010
Prepaid inventory purchases	$547	$568
Prepaid insurance	154	269
Deposits	340	340
Prepaid financing costs	902	831
Deferred contract costs	39	87
Other prepaid expenses and current assets	176	174
Total prepaid expenses and other current assets	$2,157	$2,269

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of March 31, 2011 and December 31, 2010 were:

In thousands of dollars
	March 31, 2011	December 31, 2010
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(959)	(940)
Total patents and patent applications	$407	$426

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended March 31, 2011 and March 31, 2010, was $19,000 and $21,000, respectively.  For each of the next five years, amortization expense relating to patents is expected to be approximately $76,000 per year.

Note 8.  Note Payable and Long-Term Debt

The current and long-term amounts of the notes payable and capital leases are as follows:

In thousands of dollars
	March 31, 2011	December 31, 2010

Note payable to Imperial Credit Corporation	$78	$196
Capital leases	30	36
Subtotal	109	232
Less current portion	(98)	(216)
Long-term portion	$11	$16

Note 9.  Stock-Based Compensation

At March 31, 2011, we have the 2005 stock incentive plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.  The compensation cost that has been charged against income for this Plan was $205,000 and $454,000, for the three months ended March 31, 2011, and 2010, respectively.  Of this amount, $69,000 and $61,000 was recognized in connection with restricted stock and options granted to non-employees for the three months ended March 31, 2011 and 2010, respectively.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007.  Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,047,475 were granted (net of expirations) and options for 34,125 are outstanding and unexercised at March 31, 2011. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

For the three months ended March 31, 2011, there were no awards granted under the Plan.  In calculating compensation recorded related to stock option grants for the three months ended March 31, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	2011	2010
Dividend yield	N/A	None
Expected volatility	N/A	84%
Risk-free interest rate	N/A	1.96%
Expected life (years)	N/A	5.88

The computation of expected volatility used in the Black-Scholes Merton option-pricing model is based on the historical volatility of our share price.  The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

A summary of option activity under our equity-based compensation plans as of March 31, 2011 and 2010 and changes during the three months then ended is presented below:

	2011				2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
Outstanding at January 1,	1,514,025	$7.93	7.5	$-	1,230,034	$9.60	7.8	$2,000
Granted	-	-			371,000	4.08
Exercised	-	-			-	-
Forfeited/expired	(45,633)	7.92			(29,626)	12.48

Outstanding at March 31,	1,468,392	$7.93	7.3	$-	1,571,408	$8.23	8.1	$-

Exercisable at March 31,	843,715	$9.96	6.6	$-	675,500	$11.28	6.9	$-

Vested or expected to vest at March 31,	1,394,972	$7.93	7.3	$-	1,492,838	$8.23	8.1	$-

Shares issued to non-employees reflected in the table above include 93,416 shares outstanding at January 1, 2011, with no shares granted, no shares exercised, and 25,000 shares forfeited or expired during the three months ended March 31, 2011, resulting in 68,416 shares outstanding of which 65,292 shares were exercisable as of March 31, 2011. Shares issued to non-employees reflected in the table above include 133,417 shares outstanding at January 1, 2010, with no shares granted, no shares exercised, and no shares forfeited or expired during the three months ended March 31, 2010, resulting in 133,417 shares outstanding of which 111,646 shares were exercisable as of March 31, 2010.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $0.00 as no options were granted and was $2.44 for the three months ended March 31, 2010.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.

A summary of the status of non-vested shares at March 31, 2011, and 2010 and changes during the three months then ended, is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	844,153	$5.17	675,180	$7.52
Granted	-	-	371,000	4.08
Vested	(207,194)	6.43	(135,646)	8.55
Forfeited/expired	(12,282)	7.50	(14,626)	7.85

Non-vested shares at March 31,	624,677	$5.10	895,908	$5.41

Non-vested shares relating to non-employees reflected in the table above include 17,187 shares outstanding at January 1, 2011, no shares granted, no shares exercised, and 7,813 shares vested, and 6,250 shares expired during the three months ended March 31, 2011, resulting in 3,124 non-vested shares outstanding at March 31, 2011. Non-vested shares relating to non-employees reflected in the table above include 29,583 shares outstanding at January 1, 2010, no shares granted, no shares exercised, and 7,813 shares vested during the three months ended March 31, 2010, resulting in 21,770 non-vested shares outstanding at March 31, 2010.

As of March 31, 2011 and 2010, there was $622,000 and $1.4 million respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 11 months and one year, respectively, for the three months ended March 31, 2011 and 2010.  The total fair value of options that vested during the three months ended March 31, 2011 and 2010, was $826,000 and $717,000, respectively.  There was no cash received from warrant and stock option exercises for the three months ended March 31, 2011 and 2010.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options.  During the three months ended March 31, 2011 and 2010, the Board of Directors did not approve the grant of any new restricted stock under the plan. Restricted shares have the same voting and dividend rights as our unrestricted common shares, vest over a two-year period and are subject to the employee’s or director’s continued service.  Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the three months ended March 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	210,996	$2.16	76,624	$4.64
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited/expired	-	-	-	-

Non-vested shares at March 31,	210,996	$2.16	76,624	$4.64

As of March 31, 2011, and 2010, we had total unrecognized compensation expense of $151,000 and $163,000, respectively, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period for March 31, 2011, and 2010 of 0.67 years and 1.6 years, respectively.

Note 10.  Warrants

Warrants Issued to Investors

The warrants issued in the 2011 offering (described in Note 1) are considered financial liabilities due primarily to their anti-dilution protection provisions that allow for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price of the warrants. As such the warrants are required to be adjusted to fair value each reporting period and the change in fair value of the warrant liabilities is classified in other (expense)/income in the statement of operations. The warrants are classified as short-term warrant liabilities in the balance sheet.

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

March 31, 2011
Stock Price	$1.58
Exercise Price	$2.56
Expected Volatility	94%
Expected Dividend Yield	None
Expected Term (in years)	5.5
Risk-free Interest Rate	2.26%

As of March 31, 2011, the value of the warrant liability was $1.9 million and there was no change in fair value during the three months ended March 31, 2011.

Warrant activity for the three months ended March 31, 2011 and 2010 is summarized as follows:

In thousands of dollars

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1,	1,757,115	$4.61	1,757,115	$4.61
Issued	1,800,000	2.56	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31,	3,557,115	$3.23	1,757,115	$4.61
Currently exercisable	1,757,115	$4.61	1,757,115	$4.61

The following table summarizes information about warrants outstanding at March 31, 2011:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$1.00 to $3.00	1,800,000	5.5	$2.56
$3.01 to $4.00	1,649,244	5.2	4.00
$4.01 to $13.50	57,871	0.7	13.50
$13.51 to $14.56	50,000	0.3	14.56
	3,557,115	5.3	$-

Note 11.  Related Party Transactions

There were no material transactions with related parties during the three months ended March 31, 2011.

Note 12.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells nano-structured lithium titanate spinel, battery cells, battery packs, and provides related design and test services.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.  For all years presented, the activity relating to the Performance Materials and Life Sciences divisions have been reclassified into All Other operations.

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of the three-month periods ended March 31, 2011 and March 31, 2010 is as follows:

In thousands of dollars:
			Depreciation
		Loss (Gain)	and
	Net Sales	From Operations	Amortization	Assets
March 31, 2011
Power & Energy Group	$2,297	$3,429	$258	$10,969
All Other	254	(69)	19	528
Corporate	-	2,551	98	12,037
Consolidated Total	$2,551	$5,911	$375	$23,534

March 31, 2010
Power & Energy Group	$903	$3,387	$296	$12,234
All Other	289	102	123	3,354
Corporate	-	2,578	44	19,600
Consolidated Total	$1,192	$6,067	$463	$35,188

In the table above, corporate expense in the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

Additions to long-lived assets in the first quarter of 2011 consisted of $162,000 for the Power and Energy Group.  During the first quarter of 2010, long-lived asset additions consisted of $46,000 for Corporate and $417,000 for the Power and Energy Group.

For the three months ended March 31, 2011, we had sales to the following  major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2011 and the balance of their accounts receivable at March 31, 2011 were as follows:

In thousands of dollars:
	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2011	March 31, 2011
Power and Energy Group:
Yintong Energy (YTE)	$1,713	$150
Proterra, LLC	$512	$379

All Other Division:
	$-	$-

For the three months ended March 31, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2010 and the balance of their accounts receivable at March 31, 2010 were as follows:

In thousands of dollars:
	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2010	March 31, 2010
Power and Energy Group:
Office of Naval Research	$602	$528
Proterra, LLC	$283	$85

All Other Division:
US Army RDECOM	$203	$193

Revenues for the three-month periods ended March 31, 2011, and 2010 by geographic area were as follows:

In thousands of dollars
	Sales	Sales
	Three Months Ended	Three Months Ended
Geographic information (a):	March 31, 2011	March 31, 2010

United States	$826	$1,192
China	1,713	-
Other foreign countries	12	-
Total	$2,551	$1,192

(a) Revenues are attributed to countries based on location of customer.

Note 13. Subsequent Events

On April 11, 2011, we received written notice of termination from Inversiones Energeticas S.A. de C.V. (“INE”) for the contract signed February 9, 2011 between the Company and INE related to the proposed purchase by INE of a ten megawatt ALTI-ESS advanced battery system in El Salvador for approximately $17.97 million. Neither party will incur any liability as a result of the termination. The stated reason for the termination was that the authority that regulates INE had determined that the application of the technology in El Salvador was not feasible in the short term.

On April 27, 2011, we entered into a Note Secured by Deed of Trust, a Deed of Trust, Guaranty and Hazardous Materials Indemnity Agreement (collectively, the “Loan Documents”) for the provision of a $1,500,000 loan (the “Loan”) secured by the Company’s headquarters located in Reno, Nevada. Under the terms of the Loan Documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We are obligated to make interest-only payments on a monthly basis during the term of the Loan and to repay all principal and any outstanding interest on or before May 1, 2012. Although we may prepay the Loan, we are obligated to pay a minimum of five months’ interest. Proceeds of the Loan will be used for general working capital requirements.

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

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries.   Altair currently has one wholly owned subsidiary, Altair US Holdings, Inc., a Nevada corporation.  Altair US Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc., a Nevada corporation, and Mineral Recovery Systems, Inc., a Nevada corporation.  AlSher Titania LLC, a Delaware limited liability company, was 70% owned by Altairnano, Inc. until we sold our interest to Sherwin-Williams on April 30, 2010.  We have registered the following trademarks: Altair Nanotechnologies Inc® and Altairnano®.  Any other trademarks and service marks used in this Report are the property of their respective holders.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing, manufacturing and selling our nano-lithium titanate battery cells, batteries and battery packs and providing related design, installation and test services.  Our primary focus is marketing our large-scale energy storage solutions to power companies and electric grid operators throughout the world.  In addition, we market our batteries to electric and hybrid-electric bus manufacturers, and began expanding in 2010 into new industrial markets.

Starting in 2010 we began looking at additional opportunities to expand the application of our battery technology into various industrial markets that have a need for the attributes of our battery technology.  We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers.  At the present time, we perceive no dominant provider and we believe that as a result of our significant differentiated product attributes, the overall strength of our management team, and the recognition we are receiving in the marketplace, that we have a very good chance of becoming one of the successful suppliers. Direct product costs are relatively high compared to certain competitor solutions and we are working on bringing down our direct product costs to become more competitive in each of our targeted markets.  Our proprietary technology platform gives our products a number of unique, highly sought after attributes that clearly differentiate our products from their alternatives.  Included in these attributes are substantially longer cycle and calendar lives, a rapid recharge time, the ability to provide instantaneous high power, a wide operating temperature range and increased operational safety.

On September 20, 2010, we entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Canon Investment Holdings Limited (“Canon”), pursuant to which Canon has agreed, subject to conditions precedent to closing and rights of termination set forth in the agreement, to purchase a number of common shares such that, following closing, Canon will own 51% of our outstanding common shares on a fully diluted basis.  The purchase price to Canon will be $1.5528 per share.  We entered into a First Amendment to Share Subscription Agreement on February 16, 2011 extending the end date until May 17, 2011. Based upon the number of common shares and the rights to acquire common shares outstanding as of March 31, 2011, the Company estimates that the number of shares to be purchased will be 37,125,983, at an aggregate purchase price of $57,649,226.

2010 was a transition year.  As of December 31, 2010 we had completely exited the life sciences and performance materials markets to focus exclusively on selling products into the power and energy systems market, the large-scale transportation vehicles market and selected industrial markets with a need for the attributes of our batteries.  Additionally, as a condition in preparing for the pending Canon transaction, we have exited all defense markets as of the end of 2010.  We anticipate 2011 to be the year that we begin to gain serious traction in the sale of our various battery products into our targeted markets.  We are already seeing interest from elevator manufacturers and in large-scale transportation applications.

Historically, we have provided contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  Although contract services revenue comprised a significant portion of our total revenues in recent years accounting for 50%, 65%, and 87%, respectively in 2010, 2009 and 2008, we expect this percentage to diminish significantly in 2011 and beyond because we have discontinued our military contracts and as our battery sales expand.

Our revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales.  We currently have agreements in place to (1) provide battery modules to a U.S. based bus manufacturer and are negotiating agreements to develop battery modules for various other industrial applications, (2) supply a one-megawatt ALTI-ESS energy storage system for a test of wind energy integration into the electric grid and (3) supply our nano-lithium titanate powder to an early stage Chinese battery manufacturer affiliated with Canon (although deliveries under such agreement are temporarily suspended).  We have also sold an ALTI-ESS battery system and battery cells under this latter agreement.

We have incurred recurring losses from operations resulting in an accumulated deficit of $190 million.  Additionally, we experienced $4.5 million in negative cash flows from operations during the three months ended March 31, 2011, offset by $5.7 million (net of issuance costs) received from a capital raise on March 30, 2011, resulting in a cash balance of $5.7 million at March 31, 2011.  This raises substantial doubt about our ability to continue as a going concern if the Canon transaction does not close as currently scheduled.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

General Outlook

We have generated net losses in each fiscal year since incorporation.  Revenues from product sales increased from $75,000 for the three months ending March 31, 2010 to $2.4 million for the three months ending March 31, 2011 primarily from LTO, battery cells and an ALTI-ESS system sold to Zhuhai Yingtong Energy Company (“YTE”) and from battery module sales to Proterra for their all-electric and hybrid commercial buses.  Contracts and grant revenues dropped from $894,000 to $148,000 during the three months ending March 31, 2010 and 2011 respectively.  This drop resulted from the wind-down of our military contracts as a condition to closing the Canon investment.

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

As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

▪
Based on the success of the 2008 AES two-megawatt frequency regulation trial, as validated in the KEMA, Inc. analysis and report, and more importantly, on two years of successful commercial operation of the ALTI-ESS system installed at PJM Interconnect in Southeast Pennsylvania we have experienced a substantial amount of interest in our large scale battery systems from other entities and are in active sales development discussions with a number of them. On February 4, 2011, we accepted a $1.6 million purchase order to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) a 1 megawatt ALTI-ESS energy storage system for a test of wind energy integration.  We anticipate installing this system for HNEI during the fourth quarter of 2011.

▪
On February 9, 2011 we signed a contract with Inversiones Energéticas, S.A. de C.V. (INE), a major utility in El Salvador, to install a 10 Megawatt ALTI-ESS advanced battery system for frequency control at their Talnique Power Station.  Unfortunately on April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  We are continuing to work with INE in an attempt to resolve the regulatory issues.

▪
In June 2010, we signed a contract with Proterra, LLC, a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses to sell them battery modules for their all-electric and hybrid-electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  During 2010 we sold $2.4 million of battery modules to Proterra.  Although Proterra experienced financial challenges with its primary investor during the first quarter, we expect to sell at least a comparable amount of battery modules to Proterra during 2011 and anticipate substantial growth starting in 2012 and future years as they resume the scale up of their business.

▪
Based on the demonstrated success of our battery in the Proterra bus application, we have also entered into discussions with a number of other bus manufacturers and systems integrators regarding the purchase of our battery products for their specific applications.

▪
We are in discussions with a number of industrial manufacturers of fork lifts, elevators and other equipment whose use requires the long-life, rapid recharge, extreme operating temperature range or other differentiating attributes of our battery technology.

▪
In September of 2010 we signed a supply agreement with YTE, an affiliate of Canon, to provide them with 122 metric tons of nano-lithium titanate by the end of 2011.  This agreement was temporarily suspended in February 2011 in order to allow YTE to resolve a number of internal manufacturing issues.  We anticipate renewing this agreement as YTE gains proficiency in using our nano-lithium titanate in their batteries.  As specified in the Share Subscription Agreement with Canon (YTE’s corporate parent), if such transaction closes, we will explore the establishment of a nano-lithium titanate manufacturing plant in China to supply YTE with over 1,000 metric tons of nano-lithium titanate per year.

Although it is not essential that all of these markets become successful for our battery technology in order to permit substantial long-term revenue growth, we believe that full commercialization of several of our battery applications will be necessary in order to expand our revenues enough to create a likelihood of our business becoming profitable in the long-term.  We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, financing, partnering and other risks to overcome.

Contracts and Grants

We completed our $3.8 million ONR II contract as of December 31, 2010.

Our $1.7 million U.S. Army nanosensor grant will be completed by July 2, 2011.  We earned $128,000 in revenue on this contract during the three months ending March 31, 2011 and expect to finish the $162,000 balance by July 2, 2011.  This 2011 activity is the residual work to be completed by Western Michigan University under this overall grant.  The work directly performed by us was completed as of December 31, 2010.

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash increased by $1.0 million, from $4.7 million at December 31, 2010 to $5.7 million at March 31, 2011, due primarily to net cash used in operations of $4.5 million along with our issuance of common stock for $5.7 million in net proceeds.

Net cash used in operating activities for the quarter ended March 31, 2011 totaled $4.5 million compared to $4.7 million for the quarter ended March 31, 2010.  The slight decrease in cash used in operating activities for the first quarter of 2011 compared to first quarter of 2010 was due primarily to less inventory purchases of $1.9 million netted with a decrease in deferred revenues collected of $998,000 and an increase in payment of our trade accounts payables of $832,000.

Investing activities for the three months ended March 31, 2011 reflects the purchase of $76,000 in production related property and equipment versus $392,000 in purchases made for production related equipment during the three months ended March 31, 2010.

During the three months ending March 31, 2011 we issued common shares and warrants to purchase common shares for net proceeds of $5.7 million.  We recorded a $1.9 million warrant liability related to this capital raise.  During the three months ending March 31, 2010 we made the last payment on our Reno building mortgage for $600,000.  We had a single note payable in the original principal amount of $3.0 million secured by a first lien on our building.  The final payment of principal and interest was due on February 8, 2010 and paid on January 29, 2010.

Assuming we close the pending Canon equity investment in May 2011 as scheduled, we believe we will have enough cash on hand to fund our operations through 2012 and to provide a portion of the capital needed to construct a China-based nano-lithium titanate manufacturing facility.  If such a facility is constructed as anticipated by the Share Subscription Agreement, we will most likely seek project financing or other capital specifically for the construction of the facility.  If the Canon transaction does not close in May 2011, we will need to promptly raise additional capital, through a strategic investor or from the equity markets, in order to continue funding our ongoing operations until we achieve cash flow breakeven.  We recently took out a $1.5 million mortgage on our Reno property to give us a longer operating runway to secure this alternative strategic investor should the Canon transaction not close as expected.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow position, the options available to us are fewer than to a positive cash flow company.  Specifically, we would not generally qualify for long-term institutional debt financing.  Other than the Share Subscription Agreement, we do not have any commitments from any party to provide required capital and may or may not, be able to obtain such capital on reasonable terms.  The cost of capital, and our ability to raise capital in the near term, will be affected by certain covenants in the Securities Purchase Agreement dated March 28, 2011, including a 15-month right of first offer in favor of the purchasers under that agreement, a 100-day restriction on additional financing by us and restrictions on subsequent equity sales by us at a price below $2.23 per share for a two-year period. Consistent with past practice we expect to raise additional capital through the sale of common shares, convertible notes, stock options, and warrants.  We do not expect the current economic environment to preclude our ability to raise capital, however, we do expect that the cost of capital would be high and our ability to raise capital outside of a strategic transaction to be limited.

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

During 2011, we do not expect to build up our inventory for anticipated sales more than its current level.  With regard to inventory decisions, we also consider the lengthy manufacturing cycle of four to six months required to produce our large battery systems.  Depending on the time lag between the initial inventory buildup and the actual sales, our cash balance will be negatively impacted.  Since actual sales and production volumes for the full year of 2011 are unknown at this time, we are not able to currently estimate our anticipated inventory purchases through December 31, 2011.  We expect that we will end 2011, however, with an inventory level, excluding inventory specifically tied to identified customer sales, in the same range or lower than we ended 2010.  Liquidity will be a consideration in our final determination of production volumes.  Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues in the shortest possible time.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2011:

     In thousands of dollars

In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Notes payable	$78	$78	$-	$-	$-
Contractual service agreements	447	447	-	-	-
Capital leases	30	19	11	-	-
Operating leases	439	365	74	-	-
Purchase obligations	3,957	3,957	-	-	-
Total	$4,951	$4,865	$85	$-	$-

Depending upon the speed of our revenue growth in 2011, we plan to spend approximately $3.2 million on production and tooling equipment associated with our Power and Energy Group capacity expansion (excluding the construction of a China based nano-lithium titanate manufacturing plant).  This level of expenditures assumes that we will continue to rely on contract manufacturers to manufacture our cells.  Should we change this model and decide to manufacture the cells ourselves, a much higher level of capital investment would be required to build a cell manufacturing capability here in the U.S. or elsewhere. The size of this investment would be dependent upon the size of the facility required and to what extent we could use existing available space in our current locations.

In addition, assuming the Canon transaction closes and based upon projected nano-lithium titanate order volume, in 2011 or 2012, we anticipate significant capital expenditures related to the construction of a nano-lithium titanate manufacturing plant in China in accordance with the use of proceeds provisions of the Share Subscription Agreement.  Such a plant is at the early stage of planning, and we cannot yet reasonably estimate the related capital expenditures.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the first quarter of 2011.

Critical Accounting Policies and Estimates

Management based the preceding and following discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, accrued warranty, overhead allocation, allowance for doubtful accounts, inventory, and deferred income tax.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies set forth in Note 2 to the Consolidated Financial Statements in Part I of this Form 10-Q affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Corporate		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31		March 31		March 31		March 31
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Product sales	$ 2,302	$ -	$ 64	$ 75	$ -	$ -	$ 2,366	$ 75
Less: Sales returns	-	-	-	-	-	-	-	-
License fees	-	-	60	-	-	-	60	-
Commercial collaborations	-	283	2	11	-	-	2	294
Contracts and grants	(5)	620	128	203	-	-	123	823
Total revenues	2,297	903	254	289	-	-	2,551	1,192

Cost of goods sold
Product	2,605	-	6	53	-	-	2,611	53
Commercial collaborations	-	170	-	8	-	-	-	178
Contracts and grants	-	465	128	146	-	-	128	611
Warranty and inventory reserves	46	53	-	-	-	-	46	53
Total cost of goods sold	2,651	688	134	207	-	-	2,785	895
Gross (loss) profit	(354)	215	120	82	-	-	(234)	297

Operating expenses
Research and development	1,644	1,976	32	5	380	458	2,056	2,439
Sales and marketing	1,051	1,185	-	-	-	-	1,051	1,185
General and administrative	121	144	-	-	2,050	2,095	2,171	2,239
Depreciation and amortization	258	296	19	123	98	44	375	463
Loss on diposal of assets	-	-	-	47	16	-	16	47
Total operating expenses	3,074	3,601	51	175	2,544	2,597	5,669	6,373
(Loss) income from operations	(3,428)	(3,386)	69	(93)	(2,544)	(2,597)	(5,903)	(6,076)

Other income (expense)
Interest expense	(1)	(1)	-	-	(6)	(7)	(7)	(8)
Interest income	-	-	-	-	-	26	-	26
Loss on foreign exchange	-	-	-	-	(1)	-	(1)	-
Total (expense) other income, net	(1)	(1)	-	-	(7)	19	(8)	18
(Loss) income from continuing operations	(3,429)	(3,387)	69	(93)	(2,551)	(2,578)	(5,911)	(6,058)
Loss from discontinued operations	-	-	-	(13)	-	-	-	(13)
Net (loss) gain	(3,429)	(3,387)	69	(106)	(2,551)	(2,578)	(5,911)	(6,071)
Less: Net gain attributable to noncontrolling interests	-	-	-	4	-	-	-	4
Net (loss) gain attributable to Altair Nanotechnologies Inc.	$ (3,429)	$ (3,387)	$ 69	$ (102)	$ (2,551)	$ (2,578)	$ (5,911)	$ (6,067)

Amounts attributable to Altair Nanotechnologies Inc. shareholders:
(Loss) gain from continuing operations	$ (3,429)	$ (3,387)	$ 69	$ (93)	$ (2,551)	$ (2,578)	$ (5,911)	$ (6,058)
Loss from discontinued operations	-	-	-	(9)	-	-	-	(9)
Net (loss) gain	$ (3,429)	$ (3,387)	$ 69	$ (102)	$ (2,551)	$ (2,578)	$ (5,911)	$ (6,067)

Revenues

Power and Energy Group revenue for the three months ending March 31, 2011 was $2.3 million compared to $903,000 for the three months ending March 31, 2010.  This increase is primarily due to the sale of $1.7 million of product to YTE during the three months ending March 31, 2011.  This included 25,000 11 amp hour cells, one ALTI-ESS system and nano-lithium titanate oxide.  Additionally we had an increase of $230,000 in battery module sales to Proterra.  These battery modules sales were classified as commercial collaborations revenue in 2010 and then became product sales in 2011.  Contracts and grants revenue decreased from $620,000 during the three months ending March 31, 2010 to zero in the three months ending March 31, 2011 primarily from the completion of our ONR II contract in 2010.

All Other contracts and grants revenue for the three months ending March 31, 2010 and 2011 was from our ARO nanosensor grant with the U.S. Army.  Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through July 2, 2011.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales only was $2.6 million for the quarter ended March 31, 2011 as compared to zero for the same period in 2010, due primarily to the increased product sales to YTE during 2011.  The cost of goods sold associated with the YTE product sales during the first quarter of 2011 was higher than the revenue generated by those product sales, leading to a gross loss of $234,000 in the first quarter of 2011, as compared to a gross profit of $297,000 during the same period in 2010.  We sold this product to YTE at less than our cost to produce such product in order to expose our products to the potentially large China economic market.

It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.  In general, we expect our margins to increase as our volume of business increases and we completely transition from product prototypes to commercial, scalable manufacturing processes.

Operating Expenses

During the three months ending March 31, 2011 our total research and development operating expenses declined $383,000 or 16% overall from the same period in 2010 due primarily to a reduction in research and development employees associated with our former Life Sciences and Performance Materials work.  With the transition in business away from contracts and grants and into product sales, our need for research and development capabilities is transitioning into a product development expertise focused in the power and energy systems market.  Operating expenses were also lower across the board as a result of our cash conservation measures resulting from the Canon transaction delay.

We are allocating 100% of our sales and marketing expenses to the Power and Energy Group to match the segment we are promoting moving forward, and have reclassified such 2010 costs in the presentation above for comparison purposes.  Previously these operating costs were allocated to our Corporate segment.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the three months ended March 31, 2011 totaled $5.9 million ($0.22 per share) compared to a net loss of $6.1 million ($0.24 per share) in the first quarter of 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

(a)      Based on their evaluation as of March 31, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors
The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except updating of financial statement references to the current period and  the significant amendment of the descriptions of the following risks:

We may not be able to raise sufficient capital to finance our operations.

As of March 31, 2011, we had approximately $5.7 million in cash and cash equivalents.  The proposed closing date under our Share Subscription Agreement with Canon is May 17, 2011.  If our transaction with Canon does not close on or about May 17, 2011, or at all, we will immediately need to raise capital.  Even if our transaction with Canon closes, we will likely need to raise capital to fund our expanding operations and potential nano-lithium titanate plant in China.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

▪
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

▪	the price, volatility and trading volume of our common shares;
▪	our financial results, particularly the amount of revenue we are generating from product sales;
▪	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
▪	our ownership structure and recent or anticipated dilution;
▪	the amount of our capital needs;
▪	the market's perception of our company and companies in our line of business;
▪	restrictive covenants in Share Subscription Agreement prohibiting any additional capital raise prior to the closing, or termination, of the Share Subscription Agreement;
▪
covenants in the Securities Purchase Agreement dated March 28, 2011 including a 15-month right of first offer in favor of the purchasers,  a 100-day restriction on additional financing by us and restrictions on subsequent equity sales by  use at a price below $2.23 per share for a two-year period; and

▪	the economics of projects being pursued.

If we are unable to raise required capital we may be forced to discontinue operations.

We may not be able to enter a new agreement with Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  We are continuing to work with INE in an attempt to resolve the regulatory issues. We may be unable to resolve the regulatory issues or may otherwise be unable to enter into a new agreement with INE.  If we can not enter into an agreement with INE, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

The share issuance to Canon may not close.

The amended Share Subscription Agreement gives Canon the right to terminate the Share Subscription Agreement upon certain conditions, including if we make any issuance at a price (taking into account the implied value of any warrants issued in connection with such issuance) lower than $1.55.   This discretionary option to terminate was triggered by our recent financing.

In addition, Canon has the right to not close if certain conditions precedent under the agreement are not satisfied or if we are otherwise in breach of the Share Subscription Agreement.  Even if all conditions to close are satisfied and Canon has no right to terminate the Share Subscription Agreement or to decline to close, Canon may fail to close in breach of the Share Subscription Agreement.  In such event, although we could pursue legal remedies, including damages, it is unlikely we could compel Canon to close. If Canon fails to close under the Share Subscription Agreement for any reason, we will have a near-term need to raise capital in order to continue our operations.

In addition, we have deleted the risk factors entitled “The amendment to the Share Subscription Agreement includes limits on our ability to raise capital”, as the risk is altered and addressed in “We may not be able to raise sufficient capital to finance our operations.” above.

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

We have suffered recurring losses from operations resulting in an accumulated deficit of $190,401,000, and a cash balance of $5,714,000 at March 31, 2011. Additionally, we experienced $4,520,000 in negative cash flows from operations during the three months ended March 31, 2011. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets. Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accounting firm on our financial statements for the fiscal years ended December 31, 2010 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

We may not be able to raise sufficient capital to finance our operations.

As of March 31, 2011, we had approximately $5.7 million in cash and cash equivalents.  The proposed closing date under our Share Subscription Agreement with Canon is May 17, 2011.  If our transaction with Canon does not close on or about May 17, 2011, or at all, we will immediately need to raise capital.  Even if our transaction with Canon closes, we will likely need to raise capital to fund our expanding operations and potential nano-lithium titanate plant in China.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

▪
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

▪	the price, volatility and trading volume of our common shares;
▪	our financial results, particularly the amount of revenue we are generating from product sales;
▪	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
▪	our ownership structure and recent or anticipated dilution;
▪	the amount of our capital needs;
▪	the market's perception of our company and companies in our line of business;
▪	restrictive covenants in Share Subscription Agreement prohibiting any additional capital raise prior to the closing, or termination, of the Share Subscription Agreement;
▪
covenants in the Securities Purchase Agreement dated March 28, 2011 including a 15-month right of first offer in favor of the purchasers,  a 100-day restriction on additional financing by us and restrictions on subsequent equity sales by  use at a price below $2.23 per share for a two-year period; and

▪	the economics of projects being pursued.

If we are unable to raise required capital we may be forced to discontinue operations.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $5.8 million for the three months ended March 31, 2011. We may never be profitable in the future.  Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to enter a new agreement with Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  We are continuing to work with INE in an attempt to resolve the regulatory issues. We may be unable to resolve the regulatory issues or may otherwise be unable to enter into a new agreement with INE.  If we can not enter into an agreement with INE, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short term revenue projections and possibly our long-term revenue potential.

The share issuance to Canon may not close.

The amended Share Subscription Agreement gives Canon the right to terminate the Share Subscription Agreement upon certain conditions, including if we make any issuance at a price (taking into account the implied value of any warrants issued in connection with such issuance) lower than $1.55.   This discretionary option to terminate was triggered by our recent financing.

In addition, Canon has the right to not close if certain conditions precedent under the agreement are not satisfied or if we are otherwise in breach of the Share Subscription Agreement.  Even if all conditions to close are satisfied and Canon has no right to terminate the Share Subscription Agreement or to decline to close, Canon may fail to close in breach of the Share Subscription Agreement.  In such event, although we could pursue legal remedies, including damages, it is unlikely we could compel Canon to close. If Canon fails to close under the Share Subscription Agreement for any reason, we will have a near-term need to raise capital in order to continue our operations.

Even if we close the transaction with Canon, we may not realize the anticipated benefits of such transaction.

We have identified various potential benefits, in addition to the receipt of capital, from the share issuance to Canon.  Examples include the possibility that a Canon affiliate, Zhuhai Yingtong Energy Company, or YTE, would be a significant long-term customer for us and that, together with or as a result of our relationship with Canon or YTE, we would have better access to the Chinese markets than we do today.   We may not realize expected benefits for various reasons, including without limitation, the following:

▪	After the close of the Canon transaction, YTE may be unable to use our nano-lithium titanate or battery technology in its products and, as a result, may not purchase products from us long term;
▪	Even if YTE is able to integrate our nano-lithium titanate and/or technology into its products, it may not be able to achieve significant sales with its products;
▪
We may be unable to continue to reach agreement with YTE on the pricing of any products or services we supply them or may, as a result of market or other circumstances, be compelled to agree to prices that are not consistent with profitability;

▪
As a result of the terms of the Conditional Supply and Technology Licensing Agreement, subsequent agreements or gaps in our intellectual property protection, Canon or YTE may be able to exploit our technology under circumstances in which we do not receive significant economic benefits;

▪	Canon may not be able to, or exert significant efforts to, provide us access to the Chinese markets, particularly if our products could compete with products produced by YTE.

If one or more of these risks materializes in a significant manner, we may not experience the anticipated benefits from our relationship with Canon or YTE, which may harm our business and operations.

If Canon acquires a 51% ownership interest, we will face risks associated with having a majority shareholder.

If the Canon funding occurs, it will own a majority of our outstanding common shares.  This presents certain risks to us, including the following:

▪
Certain of our existing or potential customers or suppliers may be reluctant to do business with a company controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or choose not to make, orders.

▪	We may experience significant turnover in key management, technical or other employees;
▪
Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that most of the nominees proposed by Canon do not speak English, and none of our current management speaks Chinese;

▪
We have agreed to potentially spend a portion, which may be substantial, of the proceeds from the Canon transaction on a nano-lithium titanate manufacturing plant in China; this project may divert management attention and consume a significant amount of capital; and

▪
As a majority shareholder, Canon may be able to influence our Board of Directors to enter into transactions with Canon affiliates, or third parties, that are more favorable to such Canon affiliate or third party than would be negotiated by an independent Board of Directors.

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

An area in which our dependence upon a limited number of sources creates significant vulnerability is the manufacturing of our nano-lithium titanate cells.  Prior to the fourth quarter of 2010, we relied upon a single supplier of nano-lithium titanate cells.  We experienced significant quality issues with this supplier in early 2010 and continue to have quality issues with this supplier.  In late 2010, we completed validation for a second supplier and began receiving shipments from that second supplier without any quality issues to date.  Our nano-lithium titanate battery cells are the building blocks of all of our products (other than our nano-lithium titanate powder). If we continue to experience quality issues with our initial supplier, or begin to experience them with our second supplier, we may be unable to meet our deadlines, or quality specifications, with respect to existing or future orders.  This would harm our reputation and our ability to grow our business.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our operating results include the following:

▪	fluctuations in the size, quantity and timing of customer orders;
▪	timing of delivery of our services and products;
▪	additions of new customers or losses of existing customers;
▪	positive or negative business or financial developments announced by us or our key customers;
▪	our ability to commercialize and obtain orders for products we are developing;
▪	costs associated with developing our manufacturing capabilities;
▪	the retention of our key employees;
▪	new product announcements or introductions by our competitors or potential competitors;
▪	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
▪	disruptions in the supply of raw materials or components used in the manufacture of our products;
▪	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;
▪	technology and intellectual property issues associated with our products;
▪	general political, social, geopolitical and economic trends and events; and
▪	availability of components sourced from Korea if tensions between North Korea and South Korea erupt into a greater military conflict.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our nano-lithium titanate technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nano-lithium titanate technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

▪
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

▪
The patents we have been granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

▪	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
▪
We have not filed for patent protection in many countries in which we are currently selling produce or seek to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

▪	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
▪
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

The commercialization of our principal products requires the cooperation and efforts of commercial partners and customers.  For example, because completion and testing of our large-scale stationary batteries for power suppliers requires input from utilities and connection to a power network, commercialization of such batteries can only be done in conjunction with a power or utility company.  The commercialization of transportation and other applications of our technology are also dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

▪	we may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise on reasonable terms or at all;
▪
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

▪
our commercial partners may be in the early stages of development and may not have sufficient liquidity to invest in joint development projects, expand their businesses and purchase our products as expected or honor contractual commitments;

▪
our commercial partners may terminate joint testing, development or marketing projects on the merits of the projects for various reasons, including determinations that a project is not feasible, cost-effective or likely to lead to a marketable end product;

▪
at various stages in the testing, development, marketing or production process, we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of the project or have other negative consequences; and

▪	even if the commercialization and marketing of jointly developed products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

As a result of the actions or omissions of our commercial partners, or our inability to identify and enter into suitable arrangements with qualified commercial partners, we may be unable to commercialize apparently viable products on a timely and cost-effective basis, or at all.

Interest in our nano-lithium titanate batteries is affected by energy supply and pricing, political events, popular consciousness and other factors over which we have no control.

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on stationary power and transportation applications.  In the transportation market, batteries containing our nano-lithium titanate materials are designed to replace or supplement gasoline and diesel engines.  In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable sources.  The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

▪	economic conditions and capital financing and liquidity constraints;
▪	short-term and long-term trends in the supply and price of natural gas, gasoline, diesel, coal and other fuels;
▪	the anticipated or actual granting or elimination by governments of tax and other financial incentives favoring electric or hybrid electric vehicles and renewable energy production;
▪	the ability of the various regulatory bodies to define the rules and procedures under which this new technology can be deployed into the electric grid;
▪	the anticipated or actual funding, or elimination of funding, for programs that support renewable energy programs and electric grid improvements;
▪	changes in public and investor interest for financial and/or environmental reasons, in supporting or adopting alternatives to gasoline and diesel for transportation and other purposes;
▪	the overall economic environment and the availability of credit to assist customers in purchasing our large battery systems;
▪	the expansion or contraction of private and public research and development budgets as a result of global and U.S. economic trends; and
▪	the speed of incorporation of renewable energy generating sources into the electric grid.

Adverse trends in one or more of these factors may inhibit our ability to commercialize our products and expand revenues from our battery materials and batteries.

Our nano-lithium titanate battery materials and battery business is currently dependent upon a few customers and potential customers, which presents various risks.

Our nano-lithium titanate battery materials and battery business is dependent upon a few current or potential customers, including a small number of power producers, an affiliate of Canon and smaller companies developing electric or hybrid electric buses.  In addition, many of these customers are, or are expected to be, development partners who are subsidizing the research and development of products for which they may be the sole, or one of a few, potential purchasers.  As a result of the small number of potential customers and partners, our existing or potential customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms.  This may harm our attempts to sell products at prices that reflect desired gross margins.  In addition, the decision by a single customer to abandon use or development of a product, budget cutbacks, funding reductions, liquidity shortages and other events may harm the ability of a single customer to continue to purchase products or continue development and may significantly harm both our financial results and the development track of one or more products.

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

As evidenced by our signing the Share Subscription Agreement with Canon and related agreements with YTE, we routinely consider entering into acquisition, strategic or combination transactions with other companies for strategic and/or financial reasons.   We do not have extensive experience in conducting diligence on, evaluating, purchasing, merging with, selling to or integrating new businesses or technologies with other entities.  If we do succeed in closing a combination with another company, we will be exposed to a number of risks, including:

▪	we may have difficulty integrating our assets, technologies, operations and personnel in connection with a business combination;
▪
our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing, or being a part of, a geographically or culturally diverse enterprises;

▪	we may find that the transaction does not further our business strategy or that the economic and strategic assumptions underlying the transaction have proved inaccurate;
▪	we may encounter difficulty entering and competing in new product or geographic markets;
▪	we may face business, product, structural or other limitations or prohibitions as our business becomes subject to the laws or customs of other jurisdictions; and
▪
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

During the past several years, we have increased our research and development expenditures in an attempt to accelerate the commercialization of certain products, particularly our nano-lithium titanate batteries. Our business plan anticipates continued expenditure on development, manufacturing and other growth initiatives. We may fail to achieve significant growth despite such expenditures.

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

▪
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

▪	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our costs to exceed cost projections and associated revenues;
▪
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

▪
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

▪
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

We are a Canadian corporation, and three of our directors reside outside the United States in Canada or the United Arab Emirates.  As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Dubai courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

The market price for our common shares may be affected by various factors not directly related to our business or future prospects, including the following:

▪	intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;
▪	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
▪	the interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;
▪	positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;
▪
the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

▪	economic and other external market factors, such as a general decline in market prices due to poor economic conditions, investor distrust or a financial crisis.

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

None

Item 6.  Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 6, 2011	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

May 6, 2011	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
	Placement Agent Agreement, dated March 28, 2011, by and between Altair Nanotechnologies Inc. and JMP Securities LLC.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2011, File No. 001-12497
3.1	Articles of Continuance	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010, File No. 001-12497
3.2	Bylaws	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, File No. 001-12497
4.1	Form of Series A Common Share Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2011, File No. 001-12497
10.1	First Amendment to Share Subscription Agreement dated February 16, 2011 by and between Altair Nanotechnologies Inc. and Canon Investment Holdings Limited.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 16, 2011, File No. 001-12497
10.2	Form of Securities Purchase Agreement dated March 28, 2011	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2011, File No. 001-12497
10.3	Note Secured By A Deed of Trust	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.4	Deed of Trust	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.5	Guaranty	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.6	Hazardous Materials Indemnity Agreement	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith