Form 10-Q
period 2011-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2011-08-03
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Canada	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒       NO ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒       NO ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ]   NO [X]
As of August 1, 2011 the registrant had 69,452,487 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,577	$4,695
Accounts receivable, net	909	1,318
Product inventories	6,205	6,825
Prepaid expenses and other current assets	2,288	2,269
Total current assets	11,979	15,107

Property, plant and equipment, net	8,116	8,727

Patents, net	388	426

Total Assets	$20,483	$24,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,889	$2,873
Accrued salaries and benefits	1,285	743
Accrued warranty	239	211
Accrued liabilities	467	387
Deferred revenues	1,651	2,516
Warrant liabilities	906	-
Current portion of long-term debt	1,519	216
Total current liabilities	7,956	6,946

Long Term Liabilities
Long-term debt, less current portion	7	16
Total long term liabilities	7	16

Total Liabilities	7,963	6,962

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 30,615,680 and 27,015,680 shares issued and outstanding at June 30, 2011 and December 31, 2010	193,436	189,491
Additional paid in capital	12,510	12,297
Accumulated deficit	(193,426)	(184,490)
Total Stockholders' Equity	12,520	17,298

Total Liabilities and Stockholders' Equity	$20,483	$24,260

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Product sales	$174	$57	$2,540	$132
License fees	60	-	120	-
Commercial collaborations	78	26	80	320
Contracts and grants	164	1,417	287	2,240
Total revenues	476	1,500	3,027	2,692

Cost of goods sold
Product	314	7	2,925	60
Commercial collaborations	197	12	197	190
Contracts and grants	168	984	296	1,595
Warranty and inventory reserves	12	75	58	128
Total cost of goods sold	691	1,078	3,476	1,973

Gross (loss) profit	(215)	422	(449)	719

Operating expenses
Research and development	1,284	1,715	3,340	4,155
Sales and marketing	913	1,146	1,964	2,330
General and administrative	1,204	2,142	3,376	4,380
Depreciation and amortization	379	460	754	932
Loss on disposal of assets	-	39	16	86
Total operating expenses	3,780	5,502	9,450	11,883
Loss from operations	(3,995)	(5,080)	(9,899)	(11,164)

Other (expense) income
Interest expense	(52)	(3)	(58)	(10)
Interest income	-	27	-	52
Change in market value of warrants	1,022	-	1,022	-
Gain/(loss) on foreign exchange	-	2	(1)	1
Total other income, net	970	26	963	43
Loss from continuing operations	(3,025)	(5,054)	(8,936)	(11,121)
Gain from discontinued operations	-	124	-	124
Net loss	(3,025)	(4,930)	(8,936)	(10,997)
Less: Net loss attributable to non-controlling interest	-	5	-	5
Net loss attributable to Altair Nanotechnologies Inc.	$(3,025)	$(4,925)	$(8,936)	$(10,992)

Net loss attributable to Altair Nanotechnologies Inc. shareholders:
Loss from continuing operations	$(3,025)	$(5,054)	$(8,936)	$(11,121)
Gain from discontinued operations	-	129	-	129
Net loss	$(3,025)	$(4,925)	$(8,936)	$(10,992)

Earnings per share attributable to Altair Nanotechnologies Inc. shareholders:
Basic and diluted:
Loss from continuing operations	$(0.10)	$(0.19)	$(0.31)	$(0.42)
Gain from discontinued operations	$-	$-	$-	$-
Loss per common share - basic and diluted	$(0.10)	$(0.19)	$(0.31)	$(0.42)

Weighted average shares - basic and diluted	30,424,730	26,313,871	28,644,546	26,293,826

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except share amounts)
(Unaudited)

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
					Accumulated			Accumulated
					Other			Other
	Common Stock		Additional Paid In	Accumulated	Compre- hensive		Interest In	Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, April 1, 2010	26,350,282	$188,577	$11,325	$(168,271)	$(1,682)	$29,949	$537	$-	$537	$30,486

Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	(532)	-	(532)	(532)
Net loss	-	-	-	(4,925)	-	(4,925)	(5)	-	(5)	(4,930)
Other comprehensive loss	-	-	-	-	34	34	-	-	-	34
Comprehensive loss:						(4,891)			(5)	(4,896)
Share-based compensation	-	67	201	-	-	268	-	-	-	268
Issuance of restricted stock	177,744	-	-	-	-	-	-	-	-	-
At the Market Raise	465,337	581	-	-	-	581	-	-	-	581
Balance, June 30, 2010	26,993,363	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25,907

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
					Accumulated Other			Accumulated Other
	Common Stock		Additional Paid In	Accumulated	Compre- hensive		Interest In	Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, April 1, 2011	30,615,680	$193,373	$12,425	$(190,401)	$-	$15,397	$-	$-	$-	$15,397

Comprehensive loss:
Net loss	-	-	-	(3,025)	-	(3,025)	-	-	-	(3,025)
Comprehensive loss:						(3,025)				(3,025)
Share-based compensation	-	73	85	-	-	158	-	-	-	158
Issuance costs adj of $10	-	(10)	-	-	-	(10)	-	-	-	(10)
Balance, June 30, 2011	30,615,680	$193,436	$12,510	$(193,426)	$-	$12,520	$-	$-	$-	$12,520

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
					Accumulated Other			Accumulated Other
	Common Stock		Additional Paid In	Accumulated	Compre- hensive		Interest In	Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, January 1, 2010	26,350,282	$188,515	$10,933	$(162,204)	$(1,560)	$35,684	$541	$-	$541	$36,225

Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	(536)	-	(536)	(536)
Net loss	-	-	-	(10,992)	-	(10,992)	(5)	-	(5)	(10,997)
Other comprehensive loss	-	-	-	-	(88)	(88)	-	-	-	(88)
Comprehensive loss:						(11,080)			(5)	(11,085)
Share-based compensation	-	129	593	-	-	722	-	-	-	722
Issuance of restricted stock	177,744	-	-	-	-	-	-	-	-	-
At the Market Raise	465,337	581	-	-	-	581	-	-	-	581
Balance, June 30, 2010	26,993,363	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25,907

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
					Accumulated Other			Accumulated Other
	Common Stock		Additional Paid In	Accumulated	Compre- hensive		Interest In	Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, January 1, 2011	27,015,680	$189,491	$12,297	$(184,490)	$-	$17,298	$-	$-	$-	$17,298

Comprehensive loss:
Net loss	-	-	-	(8,936)	-	(8,936)	-	-	-	(8,936)
Comprehensive loss:						(8,936)				(8,936)
Share-based compensation	-	150	213	-	-	363	-	-	-	363
Common stock issued, net of issuance costs of $698 and warrant liabilities	3,600,000	3,795	-	-	-	3,795	-	-	-	3,795
Balance, June 30, 2011	30,615,680	$193,436	$12,510	$(193,426)	$-	$12,520	$-	$-	$-	$12,520

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,936)	$(10,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	932
Gain on discontinued operations	-	(129)
Securities received in payment of license fees	-	5
Share-based compensation	363	722
Change in market value of warrant	(1,022)	-
Loss on disposal of fixed assets	16	41
Impairment of patents	-	47
Changes in operating assets and liabilities:
Accounts receivable, net	409	(1,948)
Product inventories	810	(1,208)
Prepaid expenses and other current assets	(19)	304
Trade accounts payable	(1,000)	1,207
Accrued salaries and benefits	542	739
Accrued warranty	28	-
Deferred revenues	(865)	1,503
Accrued liabilities	80	(62)
Net cash used in operating activities	(8,840)	(8,844)

Cash flows from investing activities:
Purchase of property, plant and equipment	(300)	(820)
Proceeds from disposition of assets	5	7
Net cash used in investing activities	(295)	(813)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	5,723	581
Proceeds from notes payable	1,500	-
Payment of notes payable	(197)	(794)
Repayment of long-term debt	(9)	(8)
Net cash provided by (used in) financing activities	7,017	(221)

Net decrease in cash and cash equivalents	(2,118)	(9,878)

Cash and cash equivalents, beginning of period	4,695	18,122

Cash and cash equivalents, end of period	$2,577	$8,244

Supplemental disclosures:
Cash paid for interest	$32	$44

Cash paid for income taxes	None	None

NON-CASH TRANSACTIONS:
Acquisition of assets included in accounts payable	$16	$60
Issuance of 710,976 shares of restricted stock to directors	$-	$320
Unrealized gain on available for sale securities	$-	$88

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

The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $193 million.  Additionally, the Company experienced $8.8 million in negative cash flows from operations during the six months ended June 30, 2011, offset by $5.7 million (net of issuance costs) received from a capital raise on March 30, 2011, resulting in a cash balance of $2.6 million at June 30, 2011.  This raises substantial doubt about the Company’s ability to continue as a going concern; however, refer to Note 13 describing the subsequent closing of our transaction with Canon Investment Holdings Limited and the second-tier subsidiary designated to hold shares in the Company, Energy Storage Technology (China) Group Limited (except as otherwise specified, collectively “Canon”).

In September of 2010 the Company entered into a Share Subscription Agreement (as subsequently amended, the “Share Subscription Agreement”) with Canon under which it agreed, subject to conditions to closing and the risk of termination, to purchase a number of common shares such that, following closing, Canon would own 51% of the outstanding common shares of the Company on a fully diluted basis.  Based upon the number of common shares and the rights to acquire common shares outstanding as of June 30, 2011, the Share Subscription Agreement called for Canon to purchase 37,036,807 shares at an aggregate purchase price of $57,510,753, which purchase was accomplished on July 22, 2011.   As a result of initial delays in closing the Canon transaction, management began taking steps in the fourth quarter of 2010 to reduce its cash burn rate and extend its runway until the Canon transaction closed.  Those steps included:

■	a freeze on all hiring,
■	a deferral of all inventory purchases not tied to a specific customer contract,
■	a delay in all development efforts not needed in the immediate timeframe,
■	a cancellation of a number of non-critical consulting contracts,
■	sale of the auction rate securities that the Company was holding,
■	sale of the remaining Spectrum Pharmaceutical common stock, and
■	a lengthening of the AP payment cycle.

The Company initially anticipated closing the Share Subscription Agreement with Canon in early February 2011; however, Canon indicated that it was not in a position to close at that time.  The rights of Zhuhai Yingtong Energy Company (“YTE”), a Canon subsidiary, under the Conditional Supply and Licensing Agreement to purchase the Company’s nano-lithium titanate powder and to manufacture batteries using the Company’s design principles were significant motivations for Canon to enter into the share purchase transaction, and Canon indicated that its operating subsidiary was having difficulty implementing the battery manufacturing technology called for in the Conditional Supply and Licensing Agreement.  Canon also stated that certain credit facilities required for it to close the Share Subscription Agreement transactions expired near January 31, 2011, the original end date of the Share Subscription Agreement and that Canon needed time to re-establish these credit facilities.

On February 16, 2011, the Company and Canon signed the First Amendment to the Share Subscription Agreement (the “SSA Amendment”) which, among other things, extended the end date under the Share Subscription Agreement to May 17, 2011.  The SSA Amendment also authorized the Company, subject to certain limitations, to sell equity securities in order to raise interim capital.  The Company engaged JMP Securities and completed a capital raise on March 30, 2011 which resulted in additional capital of $5.7 million, net of issuance costs of $689,000.  A total of 3,600,000 units were sold at a price of $1.784 per unit with each unit consisting of (i) one common share of Altair and (ii) one Series A warrant to purchase one half of a common share at an exercise price of $2.56 per share. The warrants will be exercisable beginning six months after the closing for a period of five years.   In addition, the Purchase Agreement with investors provided for a purchase price adjustment, and the issuance of additional common shares (“Adjustment Shares”) following such adjustment, if the Share Subscription Agreement with Canon was terminated or adversely amended, or if the transaction contemplated thereby was not closed by July 17, 2011.  The number of Adjustment Shares were to be determined by subtracting the number of common shares issued at the closing from the number of common shares that would have been issued at the closing if the purchase price had been equal to 85% of volume weighted average price of the common shares during a 10 trading day period following the announcement of the triggering event, subject to a maximum number of 1,800,000 Adjustment Shares.  On July 17, 2011, the Share Subscription with Canon was not closed, therefore in accordance with the formula specified in the financing documents we issued 1,800,000 Adjustment Shares to the investors on July 18, 2011.

On July 22, 2011, the Company and Canon completed the sale by the Company, and the purchase by an affiliate of Canon, of 37,036,807 common shares of the Company, no par value, (the “Shares”) at a purchase price of $1.5528 per share, or approximately $57.5 million in the aggregate, pursuant to the Share Subscription Agreement. Pursuant to the Share Subscription Agreement, Canon has designated its affiliate, Energy Storage Technology (China) Group Limited, a company organized under the laws of Hong Kong (“Energy Storage”), as the purchaser of the Shares. Immediately following the closing, Energy Storage holds 53.3% of the 69,452,487 common shares outstanding (49.8% on a fully diluted basis).

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

Issued

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for Altair on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the Consolidated Financial Statements.

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

Investment in available for sale securities
For investment in available for sale securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.

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

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of June 30, 2011 or 2010. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A market or observable input is the preferred source of value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

Level 3 -
Model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability.  Valuation techniques include management judgment and estimation which may be significant.

The following table summarizes the valuation of our liabilities by the fair value hierarchy at June 30, 2011:

Liabilities at fair value:	Total	Level 1	Level 2	Level 3
Warrant liabilities	$906	$-	$-	$906
Total	$906	$-	$-	$906

No assets or liabilities were recorded at fair value on a recurring basis at December 31, 2010.

The following table summarizes current and non-current marketable securities, accounted for as "available for sale" securities at June 30, 2011 and 2010:

In thousands of dollars

	2011				2010
				Unrealized				Unrealized
		Fair	Carrying	(loss)/gain		Fair	Carrying	loss
	Cost	Value	Value	accumulated	Cost	Value	Value	accumulated
Current marketable securities:
Spectrum Pharmaceuticals, Inc.	-	-	-	-	755	446	446	(309)
Total current	$-	$-	$-	$-	$755	$446	$446	$(309)
Non-current marketable securities:
Auction rate corporate notes	-	-	-	-	3,902	2,558	2,558	(1,344)
Total non-current	$-	$-	$-	$-	$3,902	$2,558	$2,558	$(1,344)

The Spectrum Pharmaceuticals shares listed above at June 30, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum in which we transferred them the rights to RenalanTM in addition to RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock.  On December 10, 2010, Altair sold 113,809 shares of Spectrum stock at $5.752 per share for a gross amount of $655,000.  After charges and fees, net proceeds were $649,000.  Altair realized a loss on sale of investment of $95,000.

The activity relating to financial instruments valued on a recurring basis utilizing Level 3 inputs for the three months ended June 30, 2011 and June 30, 2010 is summarized below:

	Warrant	Auction rate
	liabilities	corporate notes
	2011	2010
Beginning Balance, April 1	$-	$2,448
Issuances	1,928	-
Realized (gains)	(1,022)	-
Unrealized gains	-	112
Other adjustments	-	(2)
Ending Balance, June 30	$906	$2,558

The activity relating to financial instruments valued on a recurring basis utilizing Level 3 inputs for the six months ended June 30, 2011 and June 30, 2010 is summarized below:

	Warrant	Auction rate
	liabilities	corporate notes
	2011	2010
Beginning Balance, January 1	$-	$2,587
Issuances	1,928	-
Realized (gains)	(1,022)	-
Unrealized (losses)	-	(29)
Ending Balance, June 30	$906	$2,558

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

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	June 30, 2011	December 31, 2010
Raw materials	$2,624	$2,979
Work in process	948	920
Finished goods	2,633	2,926
Total product inventories	$6,205	$6,825

Once products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of June 30, 2011 and December 31, 2010, inventory relates to the production of batteries targeted at the electric grid, commercial vehicle, and Industrial OEM markets.

We recorded an inventory valuation allowance on raw materials of $630,000 and $623,000 at June 30, 2011 and December 31, 2010, respectively.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	June 30, 2011	December 31, 2010

Prepaid inventory purchases	$597	$568
Prepaid insurance	45	269
Deposits	340	340
Prepaid financing costs	915	831
Deferred contract costs	162	87
Other prepaid expenses and current assets	229	174
Total prepaid expenses and other current assets	$2,288	$2,269

Prepaid financing costs relate to the financing deal with Canon which closed July 22, 2011. The financing costs will be moved from prepaid to equity in the third quarter of 2011.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of June 30, 2011 and December 31, 2010 were:

In thousands of dollars
	June 30, 2011	December 31, 2010
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(978)	(940)
Total patents and patent applications	$388	$426

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2011 and June 30, 2010, was $38,000 and $40,000, respectively. For each of the next five years, amortization expense relating to patents is expected to be approximately $76,000 per year.

Note 8.  Notes Payable and Long-Term Debt

The current and long-term amounts of the notes payable and capital leases as of June 30, 2011 and December 31, 2010 are as follows:

In thousands of dollars
	June 30, 2011	December 31, 2010

Note payable to Imperial Credit Corporation	$-	$196
Note payable - building mortgage	1,500	-
Capital leases	26	36
Subtotal	1,526	232
Less current portion	(1,519)	(216)
Long-term portion	$7	$16

On April 27, 2011, we entered into a Note Secured by a Deed of Trust, Guaranty and a Hazardous Materials Indemnity Agreement (collectively, the “Loan Documents”) for the provision of a $1,500,000 loan (the “Loan”) secured by the Company’s headquarters located in Reno, Nevada. Under the terms of the Loan Documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We are obligated to make interest-only payments on a monthly basis during the term of the Loan and to repay all principal and any outstanding interest on or before May 1, 2012. Although we may prepay the Loan, we are obligated to pay a minimum of five months’ interest. Proceeds of the Loan will be used for general working capital requirements.

Note 9.  Stock-Based Compensation

As of June 30, 2011, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.  The compensation cost that has been charged against income for this Plan was $158,000 and $268,000, for the three months ended June 30, 2011, and 2010, respectively, and $363,000 and $722,000 for the six months ended June 30, 2011 and 2010, respectively.  Of this amount, $73,000 and $67,000 was recognized in connection with restricted stock and options granted to non-employees for the three months ended June 30, 2011 and 2010, respectively and $150,000 and $129,000 for the six months ended June 30, 2011 and 2010, respectively.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007. On June 23, 2011, we held an annual and special meeting of shareholders. The proposal to increase the number of authorized shares under the Plan from 2,250,000 to 7,250,000 shares if the Common Share Issuance with Canon closes or to 4,750,000 if the Common Share Issuance with Canon does not close was approved. Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,047,475 common shares were granted (net of expirations) and options for 34,125 common shares are outstanding and unexercised at June 30, 2011. Options granted under the plans generally are granted with an exercise price equal to the market value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

For the three and six months ended June 30, 2011, there were no awards granted under the Plan.  In calculating compensation related to stock option grants for the six months ended June 30, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	2011	2010
Dividend yield	N/A	None
Expected volatility	N/A	78%
Risk-free interest rate	N/A	2.18%
Expected life (years)	N/A	4.20

The computation of expected volatility used in the Black-Scholes Merton option-pricing model is based on the historical volatility of our share price.  The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

A summary of option activity under our equity-based compensation plans as of June 30, 2011 and 2010 and changes during the six months then ended is presented below:

	2011				2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
Outstanding at January 1,	1,514,025	$7.93	7.5	$-	1,230,034	$9.60	7.8	$-
Granted	-	-			392,063	$4.08
Exercised	-	-			-	-
Forfeited/expired	(102,437)	$7.65			(67,751)	$10.09

Outstanding at June 30,	1,411,588	$7.95	7.1	$-	1,554,346	$8.17	7.9	$-

Exercisable at June 30,	846,815	$9.85	6.4	$-	691,703	$11.13	6.7	$-

Vested or expected to vest at June 30,	1,338,168	$7.95	7.1	$-	1,475,776	$8.17	7.9	$-

Shares issued to non-employees reflected in the table above include 93,416 shares outstanding at January 1, 2011, with no shares granted, no shares exercised, and 25,000 shares forfeited or expired during the six months ended June 30, 2011, resulting in 68,416 shares outstanding to non-employees of which 65,292 shares were exercisable as of June 30, 2011. Shares issued to non-employees reflected in the table above include 133,417 shares outstanding at January 1, 2010, with no shares granted, no shares exercised, and no shares forfeited or expired during the six months ended June 30, 2010, resulting in 133,417 shares outstanding to non-employees, of which 116,229 shares were exercisable as of June 30, 2010.

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2011 was $0.00 as no options were granted and was $1.11 and $2.37 for the three and six months ended June 30, 2010, respectively.  The total intrinsic value of options exercised during the three and six months ended June 30, 2011 and 2010 was $0.

A summary of the status of non-vested shares at June 30, 2011, and 2010 and changes during the six months then ended, is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	844,153	$5.17	675,180	$7.52
Granted	-	-	392,063	4.08
Vested	(238,242)	6.54	(168,265)	8.48
Forfeited/Expired	(41,138)	5.51	(36,335)	6.55

Non-vested shares at June 30,	564,773	$5.10	862,643	$5.36

Non-vested shares relating to non-employees reflected in the table above include 17,187 shares outstanding at January 1, 2011, no shares granted, no shares exercised, and 7,813 shares vested, and 6,250 shares expired during the six months ended June 30, 2011, resulting in 3,124 non-vested shares outstanding to non-employees at June 30, 2011. Non-vested shares relating to non-employees reflected in the table above include 29,583 shares outstanding at January 1, 2010, no shares granted, no shares exercised, and 12,396 shares vested during the six months ended June 30, 2010, resulting in 17,187 non-vested shares outstanding to non-employees at June 30, 2010.

As of June 30, 2011 and 2010, there was $493,000 and $1.2 million respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 10 months and one year, respectively, for the six months ended June 30, 2011 and 2010.  The total fair value of options that vested during the six months ended June 30, 2011 and 2010, was $961,000 and $888,000, respectively.  There was no cash received from stock option exercises for the six months ended June 30, 2011 and 2010.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options.  During the six months ended June 30, 2011 the Board of Directors did not approve the grant of any new restricted stock under the plan. During the six months ended June 30, 2010 the Board of Directors approved the grant of 177,744 shares of restricted stock under the plan. Restricted shares have the same voting and dividend rights as our unrestricted common shares, vest over a two-year period and are subject to the employee’s or director’s continued service.  Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the six months ended June 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	210,996	$2.16	76,624	$4.64
Granted	-	-	177,744	1.80
Vested	(122,124)	2.42	(43,372)	5.10
Forfeited/Expired	-	-	-	-

Non-vested shares at June 30,	88,872	$1.80	210,996	$2.16

As of June 30, 2011 and 2010, we had total unrecognized compensation expense of $78,000 and $382,000, respectively, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period for June 30, 2011, and 2010 of 1.0 year and 1.4 years, respectively.

Note 10.  Warrants

Warrants Issued to Investors

The warrants issued in the March 30, 2011 offering are considered financial liabilities due primarily to their anti-dilution protection provisions that allow for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price of the warrants. As such the warrants are required to be adjusted to fair value each reporting period and the change in fair value of the warrant liabilities is classified in other (expense)/income in the statement of operations. The warrants are classified as short-term warrant liabilities in the balance sheet.

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

	June 30, 2011	March 31, 2011
Stock Price	$0.86	$1.58
Exercise Price	$2.56	$2.56
Expected Volatility	96%	94%
Expected Dividend Yield	None	None
Expected Term (in years)	5.3	5.5
Risk-free Interest Rate	1.84%	2.26%

As of June 30, 2011, the value of the warrant liability was $906,000 and the change in fair value during the three months ended June 30, 2011 was $1,022,000 and was recorded as other (expense) income in the statement of operations.

Warrant activity for the six months ended June 30, 2011 and 2010 is summarized as follows:

In thousands of dollars
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1,	1,757,115	$4.61	1,757,115	$4.61
Issued	1,800,000	2.56	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30,	3,557,115	$3.42	1,757,115	$4.61
Currently exercisable	1,757,115	$4.61	1,757,115	$4.61

The following table summarizes information about warrants outstanding at June 30, 2011:

	Warrants Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$1.00 to $3.00	1,800,000	5.3	$2.56
$3.01 to $4.00	1,649,244	4.9	3.67
$4.01 to $13.50	57,871	0.5	13.50
$13.51 to $14.56	50,000	0.1	14.56
	3,557,115	4.9

Of the 3,557,115 warrants that are outstanding, a total of 1,800,000 are classified as liability warrants.

The completion of the Share Subscription Agreement with Canon on July 22, 2011 resulted in a change in control.  As such, the company may be obligated to pay warrant holders up to $900,000 for warrants containing the change in control provision.

Note 11.  Related Party Transactions

There were no material transactions with related parties during the six months ended June 30, 2011.

Note 12.  Business Segment Information

Management views the Company as operating in two major business segments, the Power and Energy Group and All Other operations. We also have Corporate expenses which are not allocated to the business segments.

The Power and Energy Group develops, produces, and sells nano-structured lithium titanate spinel, battery cells, battery modules, battery packs, and battery systems. The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies in 2008 and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.  For all years presented, the activity relating to the Performance Materials and Life Sciences divisions have been reclassified into All Other operations.

Corporate assets consist primarily of cash, short term investments, and long-lived assets.  Since the Power and Energy Group has not yet reached cash flow break-even, cash funding is provided at the corporate level.  The long-lived assets primarily consist of the corporate headquarters building, building improvements, and land.  As such, these assets are reported at the corporate level and are not allocated to the business segments.

Corporate expenses include overall company support costs as follows:  research and development expenses; general and administrative expenses; and depreciation and amortization of the Reno headquarters building and improvements.

The accounting policies of these business segments are the same as described in Note 2 to the unaudited consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of three and six-month periods ended June 30, 2011 and June 30, 2010 is as follows:

In thousands of dollars:
		Loss (Gain)	Depreciation
		From	and
Three Months:	Net Sales	Operations	Amortization	Assets
June 30, 2011
Power & Energy Group	$229	$2,686	$265	$11,667
All Other	247	77	19	510
Corporate	-	262	95	8,306
Consolidated Total	$476	$3,025	$379	$20,483

June 30, 2010
Power & Energy Group	$1,026	$2,693	$331	$15,685
All Other	474	(165)	42	1,203
Corporate	-	2,397	87	15,757
Consolidated Total	$1,500	$4,925	$460	$32,645

		Loss (Gain)	Depreciation
		From	and
Six Months:	Net Sales	Operations	Amortization	Assets
June 30, 2011
Power & Energy Group	$2,525	$6,148	$523	$11,667
All Other	502	105	38	510
Corporate	-	2,683	193	8,306
Consolidated Total	$3,027	$8,936	$754	$20,483

June 30, 2010
Power & Energy Group	$1,929	$6,079	$626	$15,685
All Other	763	(54)	183	1,203
Corporate	-	4,967	123	15,757
Consolidated Total	$2,692	$10,992	$932	$32,645

In the table above, corporate expense in the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

Additions to long-lived assets in the first half of 2011 consisted of $316,000 for additional LTO production capacity in the Power and Energy Group.  During the first half of 2010, long-lived asset additions consisted of $87,000 for Corporate and $793,000 primarily for battery manufacturing equipment for the Power and Energy Group.

For the six months ended June 30, 2011, we had sales to the following major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2011 and the balance of their accounts receivable at June 30, 2011 were as follows:

In thousands of dollars:
	Sales Six Months Ended	Accounts Receivable Balance at
Customer	June 30, 2011	June 30, 2011
Power and Energy Group:
Yintong Energy (YTE)	$1,713	$15
Proterra, LLC	$512	$-

All Other Division:
US Army	$303	$116

For the six months ended June 30, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2010 and the balance of their accounts receivable at June 30, 2010 were as follows:

In thousands of dollars:
	Sales Six Months Ended	Accounts Receivable Balance at
Customer	June 30, 2010	June 30, 2010
Power and Energy Group:
Office of Naval Research	$1,597	$528
Proterra, LLC	$283	$1,383

All Other Division:
US Army RDECOM	$638	$277

Revenues for the six-month periods ended June 30, 2011, and 2010 by geographic area were as follows:

	Sales Six Months Ended	Sales Six Months Ended
Geographic information (a):	June 30, 2011	June 30, 2010

United States	$1,211	$2,691
China	1,713	-
Other foreign countries	103	1
Total	$3,027	$2,692

(a) Revenues are attributed to countries based on location of customer.

Note 13. Subsequent Events

On July 22, 2011, we completed the sale and the purchase by an affiliate of Canon, of 37,036,807 common shares of the Company (the “Shares”) at a purchase price of $1.5528 per share, or $57.5 million in the aggregate, pursuant to the Shares Subscription Agreement. Canon designated its wholly-owned subsidiary, Energy Storage Technology (China) Group Limited, a company organized under the laws of Hong Kong (“Energy Storage”), as the purchaser of the Shares. Following the closing, through Energy Storage, Canon holds 53.3% of the 69,452,487 common shares outstanding (49.7% on a fully diluted basis). The Share Subscription Agreement contemplates the potential use of $32.0 million of the proceeds from the Common Share Issuance toward construction of a nano-lithium titanate manufacturing plant in China.  Given the early stage of this project, we are uncertain if, when and at what level we will invest in this manufacturing plant.

Since the Share Subscription Agreement with Canon was completed on July 22, 2011, they are now considered a related party. Total sales with YTE (an affiliate of Canon) during the six months ended June 30, 2011 were $1.7 million and the outstanding accounts receivable balance as of June 30, 2011 was $15,000.

As a condition to the closure of the change-in-control Canon transaction, the remaining restriction period terminated on 88,872 common shares issued to directors and these shares became unrestricted shares.

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

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing, manufacturing and selling our nano-lithium titanate battery cells, batteries, battery packs, battery systems, and providing related design, installation and test services.  Our primary focus is marketing our large-scale energy storage solutions to power companies and electric grid operators throughout the world.  In addition, we market our batteries to commercial vehicle manufacturers, which includes electric and hybrid-electric buses, and began expanding in 2010 into new industrial OEM markets.

Starting in 2010 we began looking at additional opportunities to expand the application of our battery technology into various industrial markets in which our battery technology would have a distinct competitive advantage.  We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers.  At the present time, we perceive no dominant provider and we believe that as a result of our significant differentiated product attributes, the overall strength of our management team, and the recognition we are receiving in the marketplace, that we have a very good chance of becoming one of the successful suppliers. Direct product costs are relatively high compared to certain competitor solutions and we are working on bringing down our direct product costs to become more competitive in each of our targeted markets.  Our proprietary technology platform gives our products a number of unique, highly sought after attributes that clearly differentiate our products from their alternatives.  Included in these attributes are substantially longer cycle and calendar lives, a rapid recharge time, the ability to provide instantaneous high power, a wide operating temperature range and increased operational safety.

Subsequent to the close of the period to which this Form 10-Q pertains, on July 22, 2011 we closed the common share issuance (the “Common Share Issuance”) contemplated by the Share Subscription Agreement dated September 20, 2010 (as amended, the “Share Subscription Agreement”) with Canon Investment Holdings Limited and the second-tier subsidiary designated to hold shares in the Company, Energy Storage Technology (China) Group Limited (except as otherwise specified, collectively “Canon”).  We issued 37,036,807 shares at $1.5528 to Canon for gross proceeds of $57.5 million.  Expenses related to the transaction are estimated at 4.7% for various commissions and finder’s fees as well as $915,000 of other costs held in prepaid expenses resulting in $53.9 million anticipated net proceeds to the Company.  To date, $915,000 was disbursed. Additionally, pursuant to the terms of a May 2009 warrant permitting the holder to put the warrants to the Company following a change of control transactions, as of August 1, 2011 we repurchased 793,840 May 2009 warrants for a total payout of $433,000.

2010 was a transition year.  As of December 31, 2010 we had completely exited the life sciences and performance materials markets to focus exclusively on selling products in our power and energy systems business segment to the electric grid market, the commercial vehicles market, and select industrial OEM markets with a need for the attributes of our batteries.  As a condition to the Canon transaction described above we exited all defense markets as of the end of 2010.  We anticipate gaining important traction in the sale of our various battery products into our targeted markets during the second half of 2011 and into 2012.  We are already seeing interest from Fortune 500 companies including elevator manufacturers, electric fork lift suppliers and certain commercial vehicle OEMs.  As part of the closing of the Common Share Issuance with Canon, a majority of our directors resigned and were replaced with designees of Canon.  As this new Board of Directors begins considering strategic questions, we may experience new product or sales opportunities, and may be required to de-emphasize existing opportunities, as we move forward under the control of directors appointed by Canon.

Historically, we have provided contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  Although contract services revenue comprised a significant portion of our total revenues in recent years accounting for 50%, 65%, and 87%, respectively in 2010, 2009 and 2008, we expect this percentage to diminish significantly in 2011 and beyond as our battery sales expand and resulting from discontinued military contracts in late 2010.

Our revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales.  We currently have agreements in place to (1) provide battery modules to a U.S. based bus manufacturer and are negotiating agreements to develop battery modules for various other industrial applications, (2) supply a one-megawatt ALTI-ESS energy storage system for a test of wind energy integration into the electric grid (3) lease a 1.8 megawatt ALTI-ESS Advantage system to a subsidiary of a major U.S. utility for a frequency regulation project and (4) supply our nano-lithium titanate powder to an early stage Chinese battery manufacturer affiliated with Canon (although deliveries under such agreement are temporarily suspended).  We have also sold an ALTI-ESS battery system and battery cells under this latter agreement.

We have generated recurring losses from operations resulting in an accumulated deficit of $193 million.  Additionally, we experienced $8.8 million in negative cash flows from operations during the six months ended June 30, 2011 resulting in a cash balance of $2.6 million at June 30, 2011.

General Outlook

We have generated net losses in each fiscal year since incorporation.  Revenues from product sales increased from $132,000 for the six months ending June 30, 2010 to $2.5 million for the six months ending June 30, 2011 primarily from LTO, battery cells and an ALTI-ESS system sold to Zhuhai Yingtong Energy Company (“YTE”) and from battery module sales to Proterra for their all-electric and hybrid commercial buses.  Contracts and grant revenues dropped from $2.2 million to $287,000 during the six months ending June 30, 2010 and 2011 respectively.  This drop resulted from the wind-down of our military contracts as a condition to the closing of the Common Share Issuance with Canon.

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

As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

■
Based on the success of the 2008 AES 2-megawatt frequency regulation trial, as validated in the KEMA, Inc. analysis and report, and more importantly, on two years of successful commercial operation of the ALTI-ESS system installed at PJM Interconnect in Southeast Pennsylvania we have experienced a substantial amount of interest in our large scale battery systems from other entities and we are in active sales development discussions with a number of them. On February 4, 2011, we accepted a $1.6 million purchase order to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) a one megawatt ALTI-ESS energy storage system for a test of wind energy integration.  We anticipate installing this system for HNEI during the fourth quarter of 2011.

■
On February 9, 2011 we signed a contract with Inversiones Energéticas, S.A. de C.V. (INE), a major utility in El Salvador, to install a 10 Megawatt ALTI-ESS advanced battery system for frequency control at their Talnique Power Station.  Unfortunately on April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  We are continuing to work with INE in an attempt to resolve the regulatory issues and on June 13, 2011 we signed a ninety-day extension to the end date of the earlier contract to allow the parties involved to address the open regulatory issues.

■
In May 2011 we signed a three-year lease agreement with Energy Storage Holdings, LLC, a unit of a major U.S. utility, to provide them with a 1.8 megawatt energy storage system.  This project marks the debut of the ALTI-ESS Advantage, a 1.8 MW system targeted toward frequency regulation and fast response applications demanding high power.

■
In June 2010, we signed a contract with Proterra, LLC, a Golden, Colorado-based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses to sell battery modules for Proterra’s all-electric and hybrid-electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  During 2010 we sold battery modules to Proterra valued in the aggregate at $2.4 million.  Although Proterra experienced financial challenges with its primary investor during the first half of 2011, in June 2011 they received additional financing from a new investment group led by Kleiner, Perkins, Caufield and Byers.  We expect to start selling additional battery modules to Proterra during the third quarter of 2011 and anticipate substantial growth starting in 2012 and future years as they resume the scale-up of their business.

■
Based on the demonstrated success of our battery in the Proterra bus application, we have also entered into discussions with a number of other commercial vehicle manufacturers and systems integrators regarding the purchase of our battery products for their specific applications.

■
We are in discussions with a number of industrial manufacturers of fork lifts, elevators and other equipment in which the long-life, rapid recharge, high power requirements, extreme operating temperature range, or other differentiating attributes of our battery technology are required.

■
In September of 2010 we signed a supply agreement with YTE, an affiliate of Canon, to provide 122 metric tons of nano-lithium titanate powder by the end of 2011.  This agreement was suspended in February 2011 in order to allow YTE to resolve a number of internal manufacturing issues.  We anticipate renewing this agreement as YTE gains proficiency in using our nano-lithium titanate in their batteries.  As specified in the Share Subscription Agreement with Canon (YTE’s parent company) we will explore the establishment of a nano-lithium titanate manufacturing plant in China to supply YTE with over 1,000 metric tons of nano-lithium titanate per year.

■
As part of the closing of the Common Share Issuance with Canon, a majority of our directors resigned and were replaced with designees of Canon.  As this new Board of Directors begins considering strategic questions, we may experience new product or sales opportunities, and may be required to de-emphasize existing opportunities, as we move forward under the control of directors appointed by Canon.   Although we are uncertain of what changes, if any, will be made by the new Board of Directors, the Share Subscription Agreement contemplates that a portion of the proceeds from the Common Share Issuance will be used to construct a nano-lithium titanate manufacturing facility in China.

Although it is not essential that all of these markets become successful for our battery technology in order to permit substantial long-term revenue growth, we believe that full commercialization of several of our battery products will be necessary in order to expand our revenues enough to create a likelihood of our business becoming profitable in the long-term.  We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, financing, partnering and other risks to overcome.

Contracts and Grants

We completed our $3.7 million ONR II contract as of December 31, 2010.

We completed our $1.7 million U.S. Army nanosensor grant on June 30, 2011.  We earned $303,000 in pass-through revenue on this contract during the six months ending June 30, 2011.  This 2011 activity was the residual work completed by Western Michigan University under this grant.  The work directly performed by us was completed as of December 31, 2010.

We completed a $100,000 Department of Energy Small Business Innovation Research grant during the six months ending June 30, 2011.

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash decreased by $2.1 million, from $4.7 million at December 31, 2010 to $2.6 million at June 30, 2011, due primarily to net cash used in operations of $8.8 million along with our issuance of common stock for $5.7 million in net proceeds and issuance of a note payable on our corporate facility for $1.5 million in proceeds.

Net cash used in operating activities was $8.8 million for both the six months ended June 30, 2011 and 2010.

The decrease of $518,000 in investing activities for the six months ended June 30, 2011, as compared to the six-month period ended June 30, 2010, primarily reflects the purchase of $300,000 in production equipment during the six-month ended June 30, 2011 versus $820,000 in purchases made for production equipment during the six months ended June 30, 2010.

On March 30, 2011 we issued common shares and warrants to purchase common shares for net proceeds of $5.7 million.  We initially recorded a $1.9 million warrant liability related to this capital raise and adjusted this warrant liability’s fair value down to $0.9 million as of June 30, 2011.  We also received net cash proceeds of $1.4 million on a note payable secured by our Reno, NV facility during April 2011.  During the six months ending June 30, 2010 we made the last $600,000 payment on our original Reno building mortgage.

After closing the Common Share Issuance on July 22, 2011, we believe we will have enough cash on hand to fund our operations through 2012 and to potentially provide a portion of the capital needed to construct a China-based nano-lithium titanate manufacturing facility.  If such a facility is constructed as anticipated by the Share Subscription Agreement, we will most likely seek project financing or other capital specifically for the construction of the facility.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow position, the options available to us are fewer than to a positive cash flow company.  Specifically, we would not generally qualify for long-term institutional debt financing.  The cost of capital, and our ability to raise capital in the near term, will be affected by certain covenants in the Securities Purchase Agreement dated March 28, 2011, including a 15-month right of first offer in favor of the purchasers under that agreement and restrictions on subsequent equity sales by us at a price below $2.23 per share for a two-year period. Consistent with past practice we expect to raise additional capital through the sale of common shares, convertible notes, stock options, and warrants.  We do not expect the current economic environment to preclude our ability to raise capital; however, we do expect that the cost of capital will be high.

Over the long-term, we anticipate substantially increasing revenues by entering into new contracts and increasing product sales in the electric grid, commercial vehicle, and industrial OEM markets.  However, this increase in revenues will be dependent on our ability to find customers willing to use our technology in their product applications.

During 2011, we do not expect to build up our inventory for anticipated sales significantly more than its current level.  With regard to inventory decisions, we also consider the lengthy manufacturing cycle of approximately six months required to produce our large battery systems.  Depending on the time lag between the initial inventory buildup and the actual sales, our cash balance will be negatively impacted.  Since actual sales and production volumes for the full year of 2011 are unknown at this time, we are not able to currently estimate our anticipated inventory purchases through December 31, 2011.  We expect that we will end 2011, however, with an inventory level, excluding inventory specifically tied to identified customer sales, in the same range or lower than we ended 2010.  Liquidity will be a consideration in our final determination of production volumes.  Our objective is to manage cash expenditures in a manner consistent with rapid product development that leads to the generation of revenues with adequate gross margins in the shortest possible time.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2011:

In thousands of dollars
Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Notes payable	$1,500	$1,500	$-	$-	$-
Interest on notes payable	69	69	-	-	-
Contractual service agreements	204	204	-	-	-
Capital leases	26	19	7	-	-
Operating leases	365	365	-	-	-
Purchase obligations	3,436	3,436	-	-	-
Total	$5,600	$5,593	$7	$-	$-

The Share Subscription Agreement contemplates the potential use of up to $32.0 million of the proceeds from the Common Share Issuance toward construction of a nano-lithium titanate manufacturing plant in China, subject to the conclusion of a rigorous business plan to be reviewed and confirmed by an independent party of international repute and a favorable recommendation from the Audit Committee.  Given the early stage of this project, we are uncertain if, when and at what level we will invest in this manufacturing plant.   This level of expenditures assumes that we will continue to rely on contract manufacturers to manufacture our cells.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the first six months of 2011.

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

We believe the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Corporate		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Product sales	$161	$21	$13	$36	$-	$-	$174	$57
License fees	-	-	60	-	-	-	60	-
Commercial collaborations	78	22	-	4	-	-	78	26
Contracts and grants	(10)	983	174	434	-	-	164	1,417
Total revenues	229	1,026	247	474	-	-	476	1,500

Cost of goods sold
Product	302	(9)	12	16	-	-	314	7
Commercial collaborations	197	10	-	2	-	-	197	12
Contracts and grants	(30)	662	198	322	-	-	168	984
Warranty and inventory reserves	12	75	-	-	-	-	12	75
Total cost of goods sold	481	738	210	340	-	-	691	1,078
Gross (loss) profit	(252)	288	37	134	-	-	(215)	422

Operating expenses
Research and development	1,066	1,391	95	26	123	298	1,284	1,715
Sales and marketing	913	1,146	-	-	-	-	913	1,146
General and administrative	189	73	-	30	1,015	2,039	1,204	2,142
Depreciation and amortization	265	331	19	42	95	87	379	460
Loss on disposal of assets	-	39	-	-	-	-	-	39
Total operating expenses	2,433	2,980	114	98	1,233	2,424	3,780	5,502
(Loss) income from operations	(2,685)	(2,692)	(77)	36	(1,233)	(2,424)	(3,995)	(5,080)

Other income (expense)
Interest expense	(1)	(1)	-	-	(51)	(2)	(52)	(3)
Interest income	-	-	-	-	-	27	-	27
Change in market value of warrants	-	-	-	-	1,022	-	1,022	-
Loss on foreign exchange	-	-	-	-	-	2	-	2
Total (expense) other income, net	(1)	(1)	-	-	971	27	970	26
(Loss) income from continuing operations	(2,686)	(2,693)	(77)	36	(262)	(2,397)	(3,025)	(5,054)
Gain from discontinued operations	-	-	-	124	-	-	-	124
Net (loss) gain	(2,686)	(2,693)	(77)	160	(262)	(2,397)	(3,025)	(4,930)
Less: Net gain attributable to noncontrolling interests	-	-	-	5	-	-	-	5
Net (loss) gain attributable to Altair Nanotechnologies Inc.	$(2,686)	$(2,693)	$(77)	$165	$(262)	$(2,397)	$(3,025)	$(4,925)

Amounts attributable to Altair Nanotechnologies Inc. shareholders:
(Loss) gain from continuing operations	$(2,686)	$(2,693)	$(77)	$36	$(262)	$(2,397)	$(3,025)	$(5,054)
Gain from discontinued operations	-	-	-	129	-	-	-	129
Net (loss) gain	$(2,686)	$(2,693)	$(77)	$165	$(262)	$(2,397)	$(3,025)	$(4,925)

Revenues

Power and Energy Group revenue for the three months ending June 30, 2011 was $229,000 compared to $1.0 million for the three months ending June 30, 2010.  This decrease is primarily from the completion of our ONR II contract in 2010 without the renewal of or entry into any similar contracts.  Contracts and grants revenue of ($10,000) for the three months ending June 30, 2011 resulted from a $110,000 billing reduction to ONR as we calculated our actual 2010 overhead costs applied to this contract versus estimated overhead costs initially used in monthly billings.  The increase in product sales in the Power and Energy Group of $140,000, from $21,000 in the three-month period ended June 30, 2010 to $161,000 in the same period in 2011 was not enough to offset the decrease in contracts and grants.

Revenue in our All Other category decreased by $227,000, from $434,000 for the three-month period ended June 30, 2010 to $274,000 in the same period in 2011, due primarily to the decrease in contract and grants revenue.  Contracts and grants revenue in the All Other category for the three months ending June 30, 2010 and 2011 was from our ARO nanosensor grant with the U.S. Army.  Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through June 30, 2011.

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales was $302,000 for the three months ended June 30, 2011. These costs included costs directly associated with product revenue and along with fixed manufacturing costs including maintenance, labor and depreciation.  The ($9,000) product cost of goods sold for the three months ending June 30, 2010 resulted from favorable manufacturing labor variances associated with 24 hours a day and seven days a week production of nano lithium titanate at our Reno manufacturing facility.

Commercial collaborations cost of goods sold of $197,000 for the three months ending June 30, 2011 was significantly more than the related $78,000 of revenue due to the production of a first article new generation battery system to be used in forklift applications.

The ($30,000) contracts and grants cost of goods sold for the three months ending June 30, 2011 related to the termination of our ONR II contract as we calculated our actual 2010 overhead costs applied to this contract versus estimated overhead costs initially used in monthly billings.

It is important to note that our gross margins in any quarter are not indicative of future gross margins.  At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters.  In general, we expect our margins to increase as our volume of business increases and we transition from product prototypes to commercial, scalable manufacturing processes.

Operating Expenses

Consolidated operating expenses were down $1.7 million or 31% during the three months ending June 30, 2011 compared to the three months ending June 30, 2010.  This reduction is the result of constrained spending in all areas of the company that do not affect current or near-term customer contracts.

Other Income
During the three months ending June 30, 2011 we had a $1.0 million decrease in market value of our warrant liability, primarily as a result of a decline in the market price of our common shares prior to the closing of the Common Share Issuance.  This change resulted in a corresponding gain reflected in the statement of operations.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the three months ended June 30, 2011 totaled $3.0 million ($0.10 per share) compared to a net loss of $4.9 million ($0.19 per share) in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Corporate		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Product sales	$2,463	$22	$77	$110	$-	$-	$2,540	$132
Less: Sales returns	-	-	-	-	-	-	-	-
License fees	-	-	120	-	-	-	120	-
Commercial collaborations	78	305	2	15	-	-	80	320
Contracts and grants	(16)	1,602	303	638	-	-	287	2,240
Total revenues	2,525	1,929	502	763	-	-	3,027	2,692

Cost of goods sold
Product	2,908	(8)	17	68	-	-	2,925	60
Commercial collaborations	197	179	-	11	-	-	197	190
Contracts and grants	-	1,127	296	468	-	-	296	1,595
Warranty and inventory reserves	58	128	-	-	-	-	58	128
Total cost of goods sold	3,163	1,426	313	547	-	-	3,476	1,973
Gross (loss) profit	(638)	503	189	216	-	-	(449)	719

Operating expenses
Research and development	2,710	3,368	256	31	374	756	3,340	4,155
Sales and marketing	1,964	2,330	-	-	-	-	1,964	2,330
General and administrative	311	217	-	30	3,065	4,133	3,376	4,380
Depreciation and amortization	523	626	38	183	193	123	754	932
Loss on disposal of assets	-	39	-	47	16	-	16	86
Total operating expenses	5,508	6,580	294	291	3,648	5,012	9,450	11,883
Loss from operations	(6,146)	(6,077)	(105)	(75)	(3,648)	(5,012)	(9,899)	(11,164)

Other income (expense)
Interest expense	(2)	(2)	-	-	(56)	(8)	(58)	(10)
Interest income	-	-	-	-	-	52	-	52
Change in market value of warrants	-	-	-	-	1,022	-	1,022	-
Loss on foreign exchange	-	-	-	-	(1)	1	(1)	1
Total (expense) other income, net	(2)	(2)	-	-	965	45	963	43
Loss from continuing operations	(6,148)	(6,079)	(105)	(75)	(2,683)	(4,967)	(8,936)	(11,121)
Gain from discontinued operations	-	-	-	124	-	-	-	124
Net (loss) gain	(6,148)	(6,079)	(105)	49	(2,683)	(4,967)	(8,936)	(10,997)
Less: Net gain attributable to noncontrolling interests	-	-	-	5	-	-	-	5
Net (loss) gain attributable to Altair Nanotechnologies Inc.	$(6,148)	$(6,079)	$(105)	$54	$(2,683)	$(4,967)	$(8,936)	$(10,992)

Amounts attributable to Altair Nanotechnologies Inc. shareholders:
Loss from continuing operations	$(6,148)	$(6,079)	$(105)	$(75)	$(2,683)	$(4,967)	$(8,936)	$(11,121)
Gain from discontinued operations	-	-	-	129	-	-	-	129
Net (loss) gain	$(6,148)	$(6,079)	$(105)	$54	$(2,683)	$(4,967)	$(8,936)	$(10,992)

Revenues

Power and Energy Group revenue for the six months ending June 30, 2011 was $2.5 million compared to $1.9 million for the six months ending June 30, 2010.  This increase is primarily due to an increase of $2.4 million in product sales for the six months ending June 30, 2011 as compared to the same period in 2010, which was partially offset by a decrease of $1.6 million in contracts and grants revenue for the six months ending June 30, 2011 as compared to the same period in 2010.  The increase in product sales was due primarily to the sale of $1.7 million of product to YTE during 2011 along with an increase of $230,000 in battery module sales to Proterra.  These battery modules sales were classified as commercial collaborations revenue through June 30, 2010 and then became product sales starting in the third quarter of 2010.  Commercial collaborations revenue of $305,000 for the six months ending June 30, 2010 consisted primarily of the $283,000 in revenue from Proterra battery module shipments.  Contracts and grants revenue decreased from $1.6 million during the six months ending June 30, 2010 to ($16,000) in the six months ending June 30, 2011 as a result of the completion of our ONR II contract in 2010.

All Other contracts and grants revenue for the six months ending June 30, 2010 and 2011 was from our ARO nanosensor grant with the U.S. Army.  Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through June 30, 2011.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold increased for products to $2.9 million for the six months ended June 30, 2011 as compared to ($8,000) for the same period in 2010, due primarily to the increased product sales to YTE during 2011.  The cost of goods sold associated with the YTE product sales during the first quarter of 2011 was higher than the revenue generated by those product sales.  This was the primary reason for the gross loss of $638,000 in the first six months of 2011, as compared to a gross profit of $503,000 during the same period in 2010.  We sold this product to YTE at less than our cost to produce such product in order to expose our products to the potentially large China economic market.

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

Operating Expenses

Consolidated operating expenses were down $2.4 million or 20%, to $9.6 million during the six months ending June 30, 2011 as compared to $11.9 million in the six months ending June 30, 2010.  This reduction is the result of constrained spending in all areas of the company that do not affect current or near-term customer contracts.

Other Income

During the six months ending June 30, 2011 we had a $1.0 million decrease in market value of our warrant liability originally recorded on March 30, 2011.  This change resulted in a corresponding gain reflected in the statement of operations.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the six months ended June 30, 2011 totaled $8.9 million ($0.31 per share) compared to a net loss of $11.0 million ($0.42 per share) in the first six months of 2010.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.              Controls and Procedures

(a)      Based on their evaluation as of June 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  On June 13, 2011, we signed a 90-day extension to this agreement to allow the various parties additional time to resolve these regulatory issues and we are continuing to work with INE in an attempt to do so. We may be unable to resolve the regulatory issues or may otherwise be unable to enter into a new agreement with INE.  If we can not enter into an agreement with INE, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

Over the long term, we may not be able to raise sufficient capital to finance our operations.

We recently raised $57.5 million in the Common Share Issuance with Canon; however, approximately $32 million of this capital is earmarked for a possible nano-lithium titanate manufacturing plant in China.   As a result, we expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

■
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

■	the price, volatility and trading volume of our common shares;
■	our ability to provide collateral or a purchase agreement to support project financing or similar debt;
■	our financial results, particularly the amount of revenue we are generating from product sales;
■	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
■	our ownership structure and recent or anticipated dilution;
■	the amount of our capital needs;
■	the market's perception of our company and companies in our line of business; and
■	the economics of projects being pursued.

If we are unable to raise required capital when and as needed, we may be forced to alter our business plan or curtail operations. If we were unable to raise capital for an extended time, we could be forced to discontinue operations.

Since Canon acquired a majority ownership interest, we face risks associated with having a majority shareholder and experiencing a change of control.

As a result of the closing of the Share Subscription Agreement, Canon now owns a majority of our outstanding common shares and has the right to appoint, and has appointed, a majority of our Board of Directors.  This majority acquisition presents certain risks to us, including the following:

■
Certain of our existing or potential customers or suppliers may be reluctant to do business with a company controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or choose not to make, orders.

■	We may experience significant turnover in key management, technical or other employees;
■
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

■
We have agreed to potentially spend a portion, which may be substantial, of the proceeds from the Canon transaction on a nano-lithium titanate manufacturing plant in China; this project may divert management attention and consume a significant amount of capital;

■
As a majority shareholder, Canon may be able to influence our Board of Directors to enter into transactions with Canon affiliates that are more favorable to such Canon affiliate than would be negotiated by an independent Board of Directors. A particular risk in this area relates to the protection of trade secrets if, and as, employees of Canon affiliates, such as YTE, are hired by our company and/or we participate in joint development or technology development and sharing arrangements with YTE or other Canon affiliates; and

■
Our new Board of Directors may direct us to abandon significant existing initiatives and direct technical, manufacturing and sales resources toward new products or projects. Any significant change in direction of the business may delay an expected increase in revenues as we start a new development or sales cycle for one or more new products or services.

If one or more of these risks, or other risks, materializes, our business will be harmed, and it may be harmed materially.

As a result of the closing of the Common Share Issuance with Canon, we will lose certain net operating loss carryforwards, which may increase our tax burden if we become profitable in the future.

We currently have approximately $U.S.193 million in U.S. net operating loss carryforwards and approximately $Cdn.6.5 million in Canadian equivalents to net operating loss carryforwards.  Our stock issuance to Canon constitutes a change of control resulting in a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards may be significantly limited and the Canadian equivalents will be forfeited in total.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.  Given the recent Canon investment and control of our Board, protection of our trade secrets from YTE and other Canon affiliates may be particularly challenging.

Certain of our experts and directors reside in Canada or China and may be able to avoid civil liability.

We are a Canadian corporation, and seven of our directors reside outside the United States in Canada or China.  As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

In addition, we have deleted the risk factors entitled “The amendment to the Share Subscription Agreement includes limits on our ability to raise capital” and “Our significant losses and negative cash flow raise questions about our ability to continue as a going concern” following closing of the Common Share Issuance with Canon .   We have deleted the risk factor entitled “Proterra, Inc. may have investment funding issues that might prohibit them from purchasing additional battery modules from us on a timely basis or at all”, as a result of Proterra having entered into a new financing arrangement.  We have also deleted the risk factor entitled “We may not realize anticipated benefits from our agreement with Inversiones Energenticas” based upon the uncertain status of the agreement, as described it the related risk factor added above.

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

Over the long term, we may not be able to raise sufficient capital to finance our operations.

We recently raised $57.5 million in the Common Share Issuance with Canon; however, approximately $32.0 million of this capital is earmarked for a possible nano-lithium titanate manufacturing plant in China.   As a result, we expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

■
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

■	the price, volatility and trading volume of our common shares;
■	our ability to provide collateral or a purchase agreement to support project financing or similar debt;
■	our financial results, particularly the amount of revenue we are generating from product sales;
■	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
■	our ownership structure and recent or anticipated dilution;
■	the amount of our capital needs;
■	the market's perception of our company and companies in our line of business; and
■	the economics of projects being pursued.

If we are unable to raise required capital when and as needed, we may be forced to alter our business plan or curtail operations. If we were unable to raise capital for an extended time, we could forced to discontinue operations.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $8.9 million for the six months ended June 30, 2011. We may never be profitable in the future.  Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to enter a new agreement with Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  On June 13, 2011, we signed a 90-day extension to this agreement to allow the various parties additional time to resolve these regulatory issues and we are continuing to work with INE in an attempt to do so. We may be unable to resolve the regulatory issues or may otherwise be unable to enter into a new agreement with INE.  If we can not enter into an agreement with INE, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

We may not realize the anticipated benefits of the Canon transaction.

We have identified various potential benefits, in addition to the receipt of capital, from the share issuance to Canon.  Examples include the possibility that a Canon affiliate, Zhuhai Yingtong Energy Company, or YTE, would be a significant long-term customer for us and that, together with or as a result of our relationship with Canon or YTE, we would have better access to the Chinese markets than we do today.   We may not realize expected benefits for various reasons, including without limitation, the following:

■	YTE may be unable to use our nano-lithium titanate or battery technology in its products and, as a result, may not purchase products from us long term;
■	Even if YTE is able to integrate our nano-lithium titanate and/or technology into its products, it may not be able to achieve significant sales with its products;
■
We may be unable to continue to reach agreement with YTE on the pricing of any products or services we supply them or may, as a result of market or other circumstances, be compelled to agree to prices that are not consistent with profitability;

■
As a result of the terms of the Conditional Supply and Technology Licensing Agreement, subsequent agreements or gaps in our intellectual property protection, Canon or YTE may be able to exploit our technology under circumstances in which we do not receive significant economic benefits;

■	Canon may not be able to, or exert significant efforts to, provide us access to the Chinese markets, particularly if our products could compete with products produced by YTE.

If one or more of these risks materializes in a significant manner, we may not experience the anticipated benefits from our relationship with Canon or YTE, which may harm our business and operations.

Since Canon acquired a majority ownership interest, we face risks associated with having a majority shareholder and experiencing a change of control.

As a result of the closing of the Share Subscription Agreement, Canon now owns a majority of our outstanding common shares and has the right to appoint, and has appointed, a majority of our Board of Directors.  This majority acquisition presents certain risks to us, including the following:

■
Certain of our existing or potential customers or suppliers may be reluctant to do business with a company controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or choose not to make, orders.

■	We may experience significant turnover in key management, technical or other employees;
■
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

■
We have agreed to potentially spend a portion, which may be substantial, of the proceeds from the Canon transaction on a nano-lithium titanate manufacturing plant in China; this project may divert management attention and consume a significant amount of capital;

■
As a majority shareholder, Canon may be able to influence our Board of Directors to enter into transactions with Canon affiliates that are more favorable to such Canon affiliate than would be negotiated by an independent Board of Directors. A particular risk in this area relates to the protection of trade secrets if, and as, employees of Canon affiliates, such as YTE, are hired by our company and/or we participate in joint development or technology development and sharing arrangements with YTE or other Canon affiliates; and

■
Our new Board of Directors may direct us to abandon significant existing initiatives and direct technical, manufacturing and sales resources toward new products or projects. Any significant change in direction of the business may delay an expected increase in revenues as we start a new development or sales cycle for one or more new products or services.

If one or more of these risks, or other risks, materializes, our business will be harmed, and it may be harmed materially.

As a result of the closing of the Common Share Issuance with Canon, we will lose certain net operating loss carryforwards, which may increase our tax burden if we become profitable in the future.

We currently have approximately $U.S.193 million in U.S. net operating loss carryforwards and approximately $Cdn.6.5 million in Canadian equivalents to net operating loss carryforwards.  Our stock issuance to Canon constitutes a change of control resulting in a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards may be significantly limited and the Canadian equivalents will be forfeited in total.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our operating results include the following:

■	fluctuations in the size, quantity and timing of customer orders;
■	timing of delivery of our services and products;
■	additions of new customers or losses of existing customers;
■	positive or negative business or financial developments announced by us or our key customers;
■	our ability to commercialize and obtain orders for products we are developing;
■	costs associated with developing our manufacturing capabilities;
■	the retention of our key employees;
■	new product announcements or introductions by our competitors or potential competitors;
■	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
■	disruptions in the supply of raw materials or components used in the manufacture of our products;
■	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;
■	technology and intellectual property issues associated with our products;
■	general political, social, geopolitical and economic trends and events; and
■	availability of components sourced from Korea if tensions between North Korea and South Korea erupt into a greater military conflict.

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

■
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

■
The patents we have been granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

■	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
■
We have not filed for patent protection in many countries in which we are currently selling produce or seek to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

■	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
■
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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.  Given the recent Canon investment and control of our Board, protection of our trade secrets from YTE and other Canon affiliates may be particularly challenging.

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

The commercialization of our principal products requires the cooperation and efforts of commercial partners and customers.  For example, because completion and testing of our large-scale stationary batteries for power suppliers requires input from utilities and connection to a power network, commercialization of such batteries can only be done in conjunction with a power or utility company.  The commercialization of transportation and other applications of our technology are also dependent, in part, upon the expertise, resources and efforts of our commercial partners. This presents certain risks, including the following:

■	we may not be able to enter into development, licensing, supply and other agreements with commercial partners with appropriate resources, technology and expertise on reasonable terms or at all;
■
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

■
our commercial partners may be in the early stages of development and may not have sufficient liquidity to invest in joint development projects, expand their businesses and purchase our products as expected or honor contractual commitments;

■
our commercial partners may terminate joint testing, development or marketing projects on the merits of the projects for various reasons, including determinations that a project is not feasible, cost-effective or likely to lead to a marketable end product;

■
at various stages in the testing, development, marketing or production process, we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of the project or have other negative consequences; and

■	even if the commercialization and marketing of jointly developed products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

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

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on stationary power and transportation applications.  In the transportation market, batteries containing our nano-lithium titanate materials are designed to replace or supplement gasoline and diesel engines.  In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable sources.  The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

■	economic conditions and capital financing and liquidity constraints;
■	short-term and long-term trends in the supply and price of natural gas, gasoline, diesel, coal and other fuels;
■	the anticipated or actual granting or elimination by governments of tax and other financial incentives favoring electric or hybrid electric vehicles and renewable energy production;
■	the ability of the various regulatory bodies to define the rules and procedures under which this new technology can be deployed into the electric grid;
■	the anticipated or actual funding, or elimination of funding, for programs that support renewable energy programs and electric grid improvements;
■	changes in public and investor interest for financial and/or environmental reasons, in supporting or adopting alternatives to gasoline and diesel for transportation and other purposes;
■	the overall economic environment and the availability of credit to assist customers in purchasing our large battery systems;
■	the expansion or contraction of private and public research and development budgets as a result of global and U.S. economic trends; and
■	the speed of incorporation of renewable energy generating sources into the electric grid.

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

As evidenced by our signing the Share Subscription Agreement with Canon and related agreements with YTE, we routinely consider entering into acquisition, strategic or combination transactions with other companies for strategic and/or financial reasons.   We do not have extensive experience in conducting diligence on, evaluating, purchasing, merging with, selling to or integrating new businesses or technologies with other entities.  If we do succeed in closing a combination with another company, we will be exposed to a number of risks, including:

■	we may have difficulty integrating our assets, technologies, operations and personnel in connection with a business combination;
■
our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing, or being a part of, a geographically or culturally diverse enterprises;

■	we may find that the transaction does not further our business strategy or that the economic and strategic assumptions underlying the transaction have proved inaccurate;
■	we may encounter difficulty entering and competing in new product or geographic markets;
■	we may face business, product, structural or other limitations or prohibitions as our business becomes subject to the laws or customs of other jurisdictions; and
■
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

■
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

■	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our costs to exceed cost projections and associated revenues;
■
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

■
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

■
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

Certain of our experts and directors reside in Canada or China and may be able to avoid civil liability.

We are a Canadian corporation, and seven of our directors reside outside the United States in Canada or China.  As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

The market price for our common shares may be affected by various factors not directly related to our business or future prospects, including the following:

■	intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;
■	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
■	the interest of the market in our business sector, without regard to our financial condition, results of operations or business prospects;
■	positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;
■
the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

■	economic and other external market factors, such as a general decline in market prices due to poor economic conditions, investor distrust or a financial crisis.

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

Item 5.  Other Information

On or about February 9, 2001, Altairnano, Inc. entered into a Contract for the Supply, Installation and Operating of an Energy Storage Systems (the “Contract”) with Inversiones Energeticas S.A. De C.V. (“INE”).   The original Contract is in Spanish.  A copy of a translated version of the Contract was filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.   The Company subsequently received a translated version of the Contract, a copy which is attached hereto as Exhibit 10.9 and supersedes the previously filed version in its entirety.  If INE obtains regulatory approval for this project, we anticipate certain terms of this contract will change materially.

Item 6.  Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 3, 2011	By: /s/ Terry M. Copeland
Date	Terry M. Copeland,
President and Chief Executive Officer

August 3, 2011	By: /s/ John Fallini
Date	John Fallini,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance Certificate of Amendment	Filed herewith
3.2	Amended and Restated Bylaws	Filed herewith
4.1	Form of Common Stock Certificate	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-12497
4.2	Amended and Restated Shareholder Rights Plan dated October 15, 1999, with Equity Transfer Services, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 1999. **
4.2.1	Amendment No. 1 to Shareholders Rights Plan Agreement dated October 6, 2008, with Equity Transfer Services, Inc.	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2008. **
4.2.2	Amendment No. 2 to Amended and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2010. **
4.2.3	Restated Amendment No. 2 to Amendment and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Filed herewith.
10.1	Note Secured By A Deed of Trust	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.2	Deed of Trust	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.3	Guaranty	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.4	Hazardous Materials Indemnity Agreement	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011, File No. 001-12497
10.5	Second Amendment to Share Subscription Agreement dated May 17, 2011 by and between Altair Nanotechnologies Inc. and Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 17, 2011, File No. 001-12497
10.6	Third Amendment to Share Subscription Agreement dated June 3, 2011 by and between Altair Nanotechnologies Inc. and Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2011, File No. 001-23597
10.7	Fourth Amendment to Share Subscription Agreement dated June 20, 2011 by and between Altair Nanotechnologies Inc. and Canon investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2011, File No. 001-12497

10.8	Fifth Amendment to Share Subscription Agreement dated July 21, 2011 by and between Altair Nanotechnologies Inc. and Canon investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 25, 2011, File No. 001-12497
10.9	Revised Sales Agreement dated February 9, 2011 with Inversiones Energeticas, S.A de C.V.	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith
101	XBRL (eXtensible Business Reporting Language). The following materials from Altair Nanotechnologies, Inc's Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith