Form 10-Q
period 2011-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2011-11-04
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]
As of November 3, 2011 the registrant had 69,452,487 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$53,441	$4,695
Accounts receivable, net	839	1,318
Product inventories	6,842	6,825
Prepaid expenses and other current assets	2,233	2,269
Total current assets	63,355	15,107

Property, plant and equipment, net	7,866	8,727

Patents, net	369	426

Total Assets	$71,590	$24,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,196	$2,873
Accrued salaries and benefits	1,437	743
Accrued warranty	279	211
Accrued liabilities	485	387
Deferred revenues	1,487	2,516
Warrant liabilities	1,582	-
Current portion of long-term debt	1,517	216
Total current liabilities	12,983	6,946

Long Term Liabilities
Long-term debt, less current portion	-	16
Total long term liabilities	-	16

Total Liabilities	12,983	6,962

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 69,452,487 and 27,015,680 shares issued and outstanding at September 30, 2011 and December 31, 2010	245,617	189,491
Additional paid in capital	12,289	12,297
Accumulated deficit	(199,299)	(184,490)
Total Stockholders' Equity	58,607	17,298

Total Liabilities and Stockholders' Equity	$71,590	$24,260

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Product sales	$795	$1,102	$3,335	$1,234
License fees	60	-	180	-
Commercial collaborations	-	12	80	332
Contracts and grants	-	915	287	3,155
Total revenues	855	2,029	3,882	4,721

Cost of goods sold
Product	559	764	3,484	823
Commercial collaborations	(124)	3	73	194
Contracts and grants	-	592	296	2,187
Warranty and inventory reserves	97	125	155	253
Total cost of goods sold	532	1,484	4,008	3,457

Gross profit (loss)	323	545	(126)	1,264

Operating expenses
Research and development	1,594	2,664	4,933	6,818
Sales and marketing	834	943	2,798	3,274
General and administrative	2,730	1,722	6,107	6,102
Depreciation and amortization	259	518	1,013	1,450
Loss on disposal of assets	2	-	18	86
Total operating expenses	5,419	5,847	14,869	17,730
Loss from operations	(5,096)	(5,302)	(14,995)	(16,466)

Other (expense) income
Interest expense	(97)	(3)	(155)	(13)
Interest income	-	27	-	79
Change in market value of warrants	(676)	-	346	-
Loss on foreign exchange	(4)	(3)	(5)	(2)
Total other (loss) income, net	(777)	21	186	64
Loss from continuing operations	(5,873)	(5,281)	(14,809)	(16,402)
Gain from discontinued operations	-	-	-	124
Net loss	(5,873)	(5,281)	(14,809)	(16,278)
Less: Net loss attributable to non-controlling interest	-	-	-	5
Net loss attributable to Altair Nanotechnologies Inc.	$(5,873)	$(5,281)	$(14,809)	$(16,273)

Net loss attributable to Altair Nanotechnologies Inc. shareholders:
Loss from continuing operations	$(5,873)	$(5,281)	$(14,809)	$(16,402)
Gain from discontinued operations	-	-	-	129
Net loss	$(5,873)	$(5,281)	$(14,809)	$(16,273)

Earnings per share attributable to Altair Nanotechnologies Inc. shareholders:
Basic and diluted:
Loss from continuing operations	$(0.10)	$(0.20)	$(0.38)	$(0.61)
Gain from discontinued operations	$-	$-	$-	$-
Loss per common share - basic and diluted	$(0.10)	$(0.20)	$(0.38)	$(0.61)

Weighted average shares - basic and diluted	60,222,433	26,800,553	39,286,178	26,464,591

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars, except share amounts)
(Unaudited)

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compre- hensive		Interest In	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, July 1, 2010	26,993,363	$189,225	$11,526	$(173,196)	$(1,648)	$25,907	$-	$-	$-	$25,907
Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	(5,281)	-	(5,281)	-	-	-	(5,281)
Other comprehensive loss	-	-	-	-	(47)	(47)	-	-	-	(47)
Comprehensive loss:						(5,328)			-	(5,328)
Share-based compensation	-	77	199	-	-	276	-	-	-	276
Issuance of restricted stock	-	-	-	-	-	-	-	-	-	-
At the Market Raise	22,317	128	-	-	-	128	-	-	-	128
Balance, September 30, 2010	27,015,680	$189,430	$11,725	$(178,477)	$(1,695)	$20,983	$-	$-	$-	$20,983

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compre- hensive		Interest In	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, July 1, 2011	30,615,680	$193,436	$12,510	$(193,426)	$-	$12,520	$-	$-	$-	$12,520
Comprehensive loss:
Net loss	-	-	-	(5,873)	-	(5,873)	-	-	-	(5,873)
Comprehensive loss:						(5,873)				(5,873)
Share-based compensation	-	78	309	-	-	387	-	-	-	387
Common stock issued	1,800,000	-	-	-	-	-	-	-	-	-
Common stock issued, net of issuance costs of $5.4M	37,036,807	52,103	-	-	-	52,103	-	-	-	52,103
Warrant redemption	-	-	(530)	-	-	(530)	-	-	-	(530)

Balance, September 30, 2011	69,452,487	$245,617	$12,289	$(199,299)	$-	$58,607	$-	$-	$-	$58,607

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compre- hensive		Interest In	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, January 1, 2010	26,350,282	$188,515	$10,933	$(162,204)	$(1,560)	$35,684	$541	$-	$541	$36,225
Comprehensive loss:
Investment from non-controlling interest	-	-	-	-	-	-	(536)	-	(536)	(536)
Net loss	-	-	-	(16,273)	-	(16,273)	(5)	-	(5)	(16,278)
Other comprehensive loss	-	-	-	-	(135)	(135)	-	-	-	(135)
Comprehensive loss:						(16,408)			(5)	(16,413)
Share-based compensation	-	206	792	-	-	998	-	-	-	998
Issuance of restricted stock	177,744	-	-	-	-	-	-	-	-	-
At the Market Raise	487,654	709	-	-	-	709	-	-	-	709
Balance, September 30, 2010	27,015,680	$189,430	$11,725	$(178,477)	$(1,695)	$20,983	$-	$-	$-	$20,983

	Altair Nanotechnologies Inc. Shareholders						Non-controlling Interest in Subsidiary
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compre- hensive		Interest In	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Loss	Subtotal	Subsidiary	Gain (Loss)	Subtotal	Total
Balance, January 1, 2011	27,015,680	$189,491	$12,297	$(184,490)	$-	$17,298	$-	$-	$-	$17,298
Comprehensive loss:
Net loss	-	-	-	(14,809)	-	(14,809)	-	-	-	(14,809)
Comprehensive loss:						(14,809)				(14,809)
Share-based compensation	-	228	522	-	-	750	-	-	-	750
Common stock issued, net of issuance costs of $698 and warrant liabilities	3,600,000	3,795	-	-	-	3,795	-	-	-	3,795
Common stock issued	1,800,000	-	-	-	-	-	-	-	-	-
Common stock issued, net of issuance costs of $5.4M	37,036,807	52,103	-	-	-	52,103	-	-	-	52,103
Warrant redemption	-	-	(530)	-	-	(530)	-	-	-	(530)
Balance, September 30, 2011	69,452,487	$245,617	$12,289	$(199,299)	$-	$58,607	$-	$-	$-	$58,607

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,809)	$(16,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013	1,450
Gain on discontinued operations	-	(129)
Securities received in payment of license fees	-	5
Share-based compensation	750	998
Change in market value of warrants	(346)	-
Loss on disposal of fixed assets	18	39
Impairment of patents	-	47
Changes in operating assets and liabilities:
Accounts receivable, net	479	(195)
Product inventories	246	(1,400)
Prepaid expenses and other current assets	36	(477)
Other assets	-	125
Trade accounts payable	(740)	1,835
Accrued salaries and benefits	694	939
Accrued warranty	68	52
Deferred revenues	(1,029)	3,153
Accrued liabilities	98	(14)
Net cash used in operating activities	(13,522)	(9,850)

Cash flows from investing activities:
Purchase of property, plant and equipment	(343)	(955)
Proceeds from disposition of assets	5	8
Net cash used in investing activities	(338)	(947)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs paid	61,851	709
Payment of warrant redemptions	(530)	-
Proceeds from notes payable	1,500	122
Payment of notes payable	(198)	(600)
Repayment of long-term debt	(17)	(14)
Net cash provided by financing activities	62,606	217

Net increase (decrease) in cash and cash equivalents	48,746	(10,580)

Cash and cash equivalents, beginning of period	4,695	18,122

Cash and cash equivalents, end of period	$53,441	$7,542

Supplemental disclosures:
Cash paid for interest	$153	$45

Cash paid for income taxes	None	None

NON-CASH TRANSACTIONS:
Acquisition of assets included in accounts payable	$38	$7
Issuance of 710,976 shares of restricted stock to directors	$-	$320
Unrealized loss on available for sale securities	$-	$(133)

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

The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for Altair for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management has determined these changes will not have an impact on the Consolidated Financial Statements, as Altair has not recognized any goodwill on its Consolidated Financial Statements.

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

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of September 30, 2011 or 2010. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A market or observable input is the preferred source of value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

The following table summarizes the valuation of our liabilities by the fair value hierarchy at September 30, 2011:

In thousands of dollars

Liabilities at fair value:	Total	Level 1	Level 2	Level 3
Warrant liabilities	$1,582	$-	$-	$1,582
Total	$1,582	$-	$-	$1,582

 No assets or liabilities were recorded at fair value on a recurring basis at December 31, 2010.

The activity relating to financial instruments valued on a recurring basis utilizing Level 3 inputs for the three months ended September 30, 2011 and 2010 is summarized below:

	Warrant	Auction rate
	liabilities	corporate notes
	2011	2010
Beginning Balance, July 1	$906	$2,558
Issuances	-	-
Realized (gains)	676	-
Unrealized gains	-	(76)
Ending Balance, September 30	$1,582	$2,482

The activity relating to financial instruments valued on a recurring basis utilizing Level 3 inputs for the nine months ended September 30, 2011 and 2010 is summarized below:

	Warrant liabilities 2011	Auction rate corporate notes 2010
Beginning Balance, January 1	$-	$2,587
Issuances	1,928	-
Realized (gains)	(346)	-
Unrealized (losses)	-	(105)
Ending Balance, September 30	$1,582	$2,482

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

The following table summarizes current and non-current marketable securities, accounted for as "available for sale" securities at September 30, 2011 and December 31, 2010:

In thousands of dollars
	September 30, 2011				December 31, 2010
		Fair	Carrying	Unrealized (loss)/gain		Fair	Carrying	Unrealized loss
	Cost	Value	Value	accumulated	Cost	Value	Value	accumulated
Current marketable securities:
Spectrum Pharmaceuticals, Inc.	-	-	-	-	755	480	480	(275)
Total current	$-	$-	$-	$-	$755	$480	$480	$(275)
Non-current marketable securities:
Auction rate corporate notes	-	-	-	-	3,902	2,482	2,482	(1,420)
Total non-current	$-	$-	$-	$-	$3,902	$2,482	$2,482	$(1,420)

The Spectrum Pharmaceuticals shares listed above at September 30, 2010 were acquired from Spectrum on August 4, 2009 when we entered into an amended agreement with Spectrum in which we transferred them the rights to RenalanTM in addition to RenaZorbTM.  A component of this agreement was the payment to us of an additional 113,809 shares of Spectrum common stock.  On December 10, 2010, Altair sold 113,809 shares of Spectrum stock at $5.752 per share for a gross amount of $655,000.  After charges and fees, net proceeds were $649,000.  Altair realized a loss on sale of investment of $95,000.

Note 5.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	September 30, 2011	December 31, 2010
Raw materials	$3,009	$2,979
Work in process	1,844	920
Finished goods	1,989	2,926
Total product inventories	$6,842	$6,825

Once products reach the commercialization stage, the related inventory is recorded.  The costs associated with products undergoing research and development are expensed as incurred.  As of September 30, 2011 and December 31, 2010, inventory relates to the production of batteries targeted at the electric grid, commercial vehicle, and Industrial OEM markets.

We recorded an inventory valuation allowance on raw materials of $630,000 and $623,000 at September 30, 2011 and December 31, 2010, respectively.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	September 30, 2011	December 31, 2010

Prepaid inventory purchases	$1,015	$568
Prepaid insurance	370	269
Deposits	341	340
Prepaid financing costs	-	831
Deferred contract costs	341	87
Other prepaid expenses and current assets	167	174
Total prepaid expenses and other current assets	$2,233	$2,269

Prepaid financing costs relate to the Canon transaction which closed July 22, 2011. The financing costs were moved from prepaid to equity in the third quarter of 2011.  Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 7.  Patents

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of September 30, 2011 and December 31, 2010 were:

In thousands of dollars
	September 30, 2011	December 31, 2010
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(997)	(940)
Total patents and patent applications	$369	$426

The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the nine months ended September 30, 2011 and September 30, 2010, was $57,000 and $59,000, respectively. For each of the next four years, amortization expense relating to patents is expected to be approximately $76,000 per year, with $65,000 expected in the fifth year.

Note 8.  Notes Payable and Long-Term Debt

The current and long-term amounts of the notes payable and capital leases as of September 30, 2011 and December 31, 2010 are as follows:

In thousands of dollars
	September 30, 2011	December 31, 2010

Note payable to Imperial Credit Corporation	$-	$196
Note payable - building mortgage	1,500	-
Capital leases	17	36
Subtotal	1,517	232
Less current portion	(1,517)	(216)
Long-term portion	$-	$16

On April 27, 2011, we entered into a Note Secured by a Deed of Trust, Guaranty and a Hazardous Materials Indemnity Agreement (collectively, the “Loan Documents”) for a $1,500,000 loan (the “Loan”) secured by the Company’s headquarters located in Reno, Nevada. Under the terms of the Loan Documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We are obligated to make interest-only payments on a monthly basis during the term of the Loan and to repay all principal and any outstanding interest on or before May 1, 2012. We were obligated to pay a minimum of five months’ interest. Proceeds of the Loan were used for general working capital requirements. On October 3, 2011, we paid off the balance of the loan.

Note 9.  Stock-Based Compensation

As of September 30, 2011, the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.  The compensation cost that has been charged against income for this Plan was $387,000 and $276,000, for the three months ended September 30, 2011, and 2010, respectively, and $750,000 and $998,000 for the nine months ended September 30, 2011 and 2010, respectively.  Of this amount, $78,000 and $77,000 was recognized in connection with restricted stock and options granted to non-employees for the three months ended September 30, 2011 and 2010, respectively and $228,000 and $206,000 for the nine months ended September 30, 2011 and 2010, respectively.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007. On June 23, 2011, we held an annual and special meeting of shareholders. The proposal to increase the number of authorized shares under the Plan from 2,250,000 to 7,250,000 shares was approved at this meeting.  Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,047,475 common shares were granted (net of expirations) and options for 34,125 common shares are outstanding and unexercised at September 30, 2011. Options granted under the plans are granted with an exercise price equal to the market value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

For the nine months ended September 30, 2011 and 2010, there were 600,000 and 15,500 shares granted, respectively, under the Plan.  In calculating compensation related to stock option grants for the nine months ended September 30, 2011 and 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	2011	2010
Dividend yield	None	None
Expected volatility	94%	82%
Risk-free interest rate	1.02%	1.47%
Expected life (years)	7.10	7.10

The computation of expected volatility used in the Black-Scholes Merton option-pricing model is based on the historical volatility of our share price.  The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

A summary of option activity under our equity-based compensation plans as of September 30, 2011 and 2010 and changes during the nine months then ended is presented below:

	2011				2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
Outstanding at January 1,	1,514,025	$7.93	7.5	$-	1,230,034	$9.60	7.8	$-
Granted	600,000	$1.34			407,562	$4.07
Exercised	-	-			-	-
Forfeited/expired	(145,496)	$7.39			(147,198)	$9.82

Outstanding at Sept 30,	1,968,529	$5.96	7.8	$-	1,490,398	$8.05	7.7	$-

Exercisable at Sept 30,	1,181,970	$8.48	6.6	$-	658,102	$10.91	6.5	$-

Vested or expected to vest at Sept 30,	1,870,103	$5.96	7.8	$-	1,415,878	$8.05	7.7	$-

Shares issued to non-employees reflected in the table above include 93,416 shares outstanding at January 1, 2011, with no shares granted, no shares exercised, and 25,000 shares forfeited or expired during the nine months ended September 30, 2011, resulting in 68,416 shares outstanding to non-employees of which 65,292 shares were exercisable as of September 30, 2011. Shares issued to non-employees reflected in the table above include 133,417 shares outstanding at January 1, 2010, with no shares granted, no shares exercised, and 40,001 forfeited or expired during the nine months ended September 30, 2010, resulting in 93,416 shares outstanding to non-employees, of which 76,229 shares were exercisable as of September 30, 2010.

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2011 was $1.07 and was $1.59 and $2.34 for the three and nine months ended September 30, 2010, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 and 2010 was $0.

A summary of the status of non-vested shares at September 30, 2011, and 2010 and changes during the nine months then ended, is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	844,153	$5.17	675,180	$7.52
Granted	600,000	1.07	407,562	4.07
Vested	(602,860)	3.58	(185,360)	8.22
Forfeited/Expired	(54,734)	5.23	(65,098)	5.88

Non-vested shares at September 30,	786,559	$3.92	832,284	$5.25

Non-vested shares relating to non-employees reflected in the table above include 17,187 shares outstanding at January 1, 2011, no shares granted, no shares exercised, and 7,813 shares vested, and 6,250 shares expired during the nine months ended September 30, 2011, resulting in 3,124 non-vested shares outstanding to non-employees at September 30, 2011. Non-vested shares relating to non-employees reflected in the table above include 29,583 shares outstanding at January 1, 2010, no shares granted, no shares exercised, and 12,396 shares vested during the nine months ended September 30, 2010, resulting in 17,187 non-vested shares outstanding to non-employees at September 30, 2010.

As of September 30, 2011 and 2010, there was $641,000 and $1.1 million respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 3.9 years and 1.2 years, respectively, for the nine months ended September 30, 2011 and 2010.  The total fair value of options that vested during the nine months ended September 30, 2011 and 2010, was $2.2 million and $949,000, respectively.  There was no cash received from stock option exercises for the nine months ended September 30, 2011 and 2010.

Restricted Stock

Our stock incentive plan provides for the granting of other incentive awards in addition to stock options.  During the nine months ended September 30, 2011 the Board of Directors did not approve the grant of any new restricted stock under the plan. However, due to the completion of the Share Subscription Agreement with Canon and the change in control, the vesting for the remaining 88,872 shares was accelerated.  During the nine months ended September 30, 2010 the Board of Directors approved the grant of 177,744 shares of restricted stock under the plan. Restricted shares have the same voting and dividend rights as our unrestricted common shares, vest over a two-year period and are subject to the employee’s or director’s continued service.  Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period.

A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares at January 1,	210,996	$2.16	76,624	$4.64
Granted	-	-	177,744	1.80
Vested	(210,996)	2.16	(43,372)	5.10
Forfeited/Expired	-	-	-	-

Non-vested shares at September 30,	-	$-	210,996	$2.16

As of September 30, 2011, the remaining total unrecognized compensation expense was $0 because of the acceleration of vesting for the restricted stock. This was due to the change in control resulting from the completion of the Share Subscription Agreement with Canon.  As of September 30, 2010, the remaining total unrecognized compensation expense was $304,827, net of estimated forfeitures, related to restricted stock which will be recognized over the weighted average period for September 30, 2010 of 1.2 years.

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

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

	September 30, 2011	June 30, 2011	March 31, 2011
Stock Price	$1.34	$0.86	$1.58
Exercise Price	$2.56	$2.56	$2.56
Expected Volatility	101%	96%	94%
Expected Dividend Yield	None	None	None
Expected Term (in years)	5.0	5.3	5.5
Risk-free Interest Rate	0.38%	1.84%	2.26%

As of September 30, 2011, the value of the warrant liability was $1.6 million and the change in fair value during the three and nine months ended September 30, 2011 was a loss of $676,000 and a gain of $346,000, respectively.  The gain/(loss) was recorded as other (expense) income in the statement of operations.

The completion of the Share Subscription Agreement with Canon on July 22, 2011 resulted in a change in control.  As such, the company was obligated to pay warrant holders who requested redemption a total of $530,000 for warrants containing the change in control provision.

Warrant activity for the six months ended September 30, 2011 and 2010 is summarized as follows:

In thousands of dollars
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1,	1,757,115	$4.61	1,757,115	$4.61
Issued	1,800,000	2.56	-	-
Expired	(50,000)	14.56	-	-
Warrant Redemption	(972,590)	3.28	-	-
Exercised	-	-	-	-
Outstanding at September 30,	2,534,525	$2.74	1,757,115	$4.61
Currently exercisable	2,534,525	$2.74	1,757,115	$4.61

The following table summarizes information about warrants outstanding at September 30, 2011:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$1.00 to $2.30	676,654	4.7	$2.30
$2.31 to $4.00	1,800,000	5.0	2.56
$4.01 to $13.50	57,871	0.2	13.50
	2,534,525	4.8

Of the 2,534,525 warrants that are outstanding, a total of 1,800,000 are classified as liability warrants.

Note 11.  Related Party Transactions

On July 22, 2011, we completed the sale and the purchase by an affiliate of Canon, of 37,036,807 common shares of the Company (the “Shares”) at a purchase price of $1.5528 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement. Canon designated its indirect partially-owned subsidiary, Energy Storage Technology (China) Group Limited, a company organized under the laws of Hong Kong (“Energy Storage”), as the purchaser of the Shares. Immediately after the closing, through Energy Storage, Canon held 53.3% of the 69,452,487 common shares outstanding.

Since the Share Subscription Agreement with Canon was completed on July 22, 2011, they are now considered a related party. As a related party, there were no sales recorded with YTE (an affiliate of Canon) during the three and nine months ended September 30, 2011. There was revenue recognized in July 2011 for YTE, however it was before the Share Subscription Agreement with Canon was completed so is not considered a related party transaction. The accounts receivable balance for YTE as of September 30, 2011 was $0.

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

The accounting policies of these business segments are the same as described in Note 2 to the unaudited consolidated financial statements.  Reportable segment data reconciled to the consolidated financial statements as of three and nine-month periods ended September 30, 2011 and September 30, 2010 is as follows:

In thousands of dollars:
			Depreciation
		Loss (Gain)	and
Three Months:	Net Sales	From Operations	Amortization	Assets
September 30, 2011
Power & Energy Group	$795	$2,343	$150	$12,087
All Other	60	(40)	19	424
Corporate	-	3,570	90	59,079
Consolidated Total	$855	$5,873	$259	$71,590

September 30, 2010
Power & Energy Group	$1,617	$1,886	$395	$13,552
All Other	412	(25)	19	1,093
Corporate	-	3,420	104	15,909
Consolidated Total	$2,029	$5,281	$518	$30,554

			Depreciation
		Loss (Gain)	and
Nine Months:	Net Sales	From Operations	Amortization	Assets
September 30, 2011
Power & Energy Group	$3,219	$8,588	$673	$12,087
All Other	663	(33)	57	424
Corporate	-	6,254	283	59,079
Consolidated Total	$3,882	$14,809	$1,013	$71,590

September 30, 2010
Power & Energy Group	$3,545	$4,363	$1,021	$13,552
All Other	1,176	(95)	202	1,093
Corporate	-	12,005	227	15,909
Consolidated Total	$4,721	$16,273	$1,450	$30,554

In the table above, corporate expense in the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

Additions to long-lived assets in the nine months ending September 30, 2011 consisted of $388,000 for additional LTO production capacity in the Power and Energy Group.  During the nine months ended September 30, 2010, long-lived asset additions consisted of $89,000 for Corporate and $871,000 primarily for battery manufacturing equipment for the Power and Energy Group.

For the nine months ended September 30, 2011, we had sales to the following major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2011 and the balance of their accounts receivable at September, 2011 were as follows:

In thousands of dollars:
	Sales	Accounts
	Nine Months Ended	Receivable Balance at
Customer	September 30, 2011	September 30, 2011
Power and Energy Group:
Yintong Energy (YTE)	$1,779	$-
Proterra, LLC	$1,045	$6

All Other Division:	$-	$-

For the nine months ended September 30, 2010, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2010 and the balance of their accounts receivable at September 30, 2010 were as follows:

In thousands of dollars:
	Sales	Accounts
	Nine Months Ended	Receivable Balance at
Customer	September 30, 2010	September 30, 2010
Power and Energy Group:
Office of Naval Research	$2,064	$96
Proterra LLC	$1,131	$302

All Other Division:
US Army RDECOM	$1,047	$133

Revenues for the nine-month periods ended September 30, 2011, and 2010 by geographic area were as follows:

	Sales	Sales
	Nine Months Ended	Nine Months Ended
Geographic information (a):	September 30, 2011	September 30, 2010

United States	$1,861	$4,720
China	1,779	-
Other foreign countries	242	1
Total	$3,882	$4,721

(a) Revenues are attributed to countries based on location of customer.

Note 13. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. We determined that there were no reportable subsequent events to be disclosed.

Note 14. Income Taxes

As of September 30, 2011, we currently have approximately $U.S.18 million in U.S. net operating loss carryforwards and negligible Canadian equivalents to net operating loss carryforwards.  Our stock issuance to Canon constitutes a change of control resulting in a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards may be significantly limited and the Canadian equivalents will be forfeited in total.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

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

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing, manufacturing and selling our nano-lithium titanate battery cells, batteries, battery packs, battery systems, and providing related design, installation and test services.  Our primary focus is marketing our large-scale energy storage solutions to power companies and electric grid operators throughout the world.  In addition, we market our batteries to commercial vehicle manufacturers, which include electric and hybrid-electric buses, and began expanding in 2010 into new industrial OEM markets.

At the present time, we perceive no dominant provider and we believe that as a result of our significant differentiated product attributes, the overall strength of our management team, and the recognition we are receiving in the marketplace, that we have a very good chance of becoming one of the successful suppliers. Direct product costs are relatively high compared to certain competitor solutions and as mentioned above, we are working on bringing down our direct product costs to become more competitive in each of our targeted markets.  Our proprietary technology platform gives our products a number of unique, highly sought after attributes that clearly differentiate our products from their alternatives.  Included in these attributes are substantially longer cycle and calendar lives, a rapid recharge time, the ability to provide instantaneous high power, a wide operating temperature range and increased operational safety.

Starting in 2010 we began looking at additional opportunities to expand the application of our battery technology into various industrial markets that our battery technology would have a distinct competitive advantage.  We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers.

Since 2010, we have been in a period of transition. As of December 31, 2010 we had completely exited the life sciences and performance materials markets to focus exclusively on selling products in our power and energy systems business segment to the electric grid market, the commercial vehicles market, and select industrial OEM markets with a need for the attributes of our batteries.  As a condition to the Canon transaction we exited all defense markets as of the end of 2010.  We anticipate gaining important traction in the sale of our various battery products into our targeted markets during 2012.  We are already seeing interest from Fortune 500 companies including elevator manufacturers, electric fork lift suppliers and certain commercial vehicle OEMs.  As a result of the change of control resulting from our closing of the Common Share Issuance with Canon, we are working toward setting up operations in China and selling into China and other Asian markets.

Historically, we have provided contract research services on select projects where we can utilize our resources to develop intellectual property and/or new products and technology.  Although contract services revenue comprised a significant portion of our total revenues in recent years accounting for 50%, 65%, and 87%, respectively in 2010, 2009 and 2008, this percentage diminished significantly in 2011 and we expect this trend to continue as our battery sales expand and due to discontinuing military contracts as of December 31, 2010.

Our revenues have been generated by product sales, license fees, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales.  We currently have agreements in place to (1) provide battery modules to a U.S. based bus manufacturer and are negotiating agreements to develop battery modules for various other industrial applications, (2) supply a one-megawatt ALTI-ESS energy storage system for a test of wind energy integration into the electric grid (3) supply a one-megawatt ALTI-ESS energy storage system for a test of solar energy integration into the electric grid and (4) lease a 1.8 megawatt ALTI-ESS Advantage system to a subsidiary of a major U.S. utility for a frequency regulation project.

We have generated recurring losses from operations resulting in an accumulated deficit of $199 million.  Additionally, we experienced $9.5 million in negative cash flows from operations during the nine months ended September 30, 2011.

General Outlook

We have generated net losses in each fiscal year since incorporation.  Revenues from product sales increased from $1.2 million for the nine months ending September 30, 2010 to $3.3 million for the nine months ending September 30, 2011 primarily from LTO, battery cells and an ALTI-ESS system sold to Zhuhai Yingtong Energy Company (“YTE”).  Contracts and grant revenues dropped from $3.2 million to $287,000 during the nine months ending September 30, 2010 and 2011 respectively.  This drop resulted from the wind-down of our military contracts as a condition to the closing of the Common Share Issuance with Canon.

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

As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
Based on the success of the 2008 AES 2-megawatt frequency regulation trial, as validated in the KEMA, Inc. analysis and report, and more importantly, based on three years of successful commercial operation of the ALTI-ESS system installed at PJM Interconnect in Southeast Pennsylvania we have experienced a substantial amount of interest in our large scale battery systems from other entities and we are in active sales development discussions with a number of them. On February 4, 2011, we accepted a $1.6 million purchase order to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) a one megawatt ALTI-ESS energy storage system for a test of wind energy integration.  We anticipate installing this system for HNEI during the first quarter of 2012.  On August 12, 2011, we accepted a similar $1.6 million purchase order to supply HNEI a one megawatt ALTI-ESS energy storage system for a test of wind energy integration.  We anticipate installing this system for HNEI during the second quarter of 2012.

•
On February 9, 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V. ("INE ") related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with the terms of the agreement.  INE subsequently stated that such letter was not intended to effect a termination of the contract, but merely to provide notice of its initial failure to obtain regulatory approval, which would automatically effect a termination of the contract if the issue was not resolved within 120 days, subject to extension by the parties.  On June 7, 2011, we entered into a 90-day extension of an automatic termination provision of the contract, and on September 12, 2011, we entered into a 120 day extension of the automatic termination provisions of the contract, in each case in order to allow the various parties additional time to resolve these regulatory issues.  We are uncertain whether the regulatory issues will be resolved.

•
In May 2011 we signed a three-year lease agreement with Energy Storage Holdings, LLC, a unit of a major U.S. utility, to provide them with a 1.8 megawatt energy storage system.  This project marks the debut of the ALTI-ESS Advantage, a 1.8 MW system targeted toward frequency regulation and fast response applications demanding high power.

•
In June 2010, we signed a contract with Proterra, LLC, a Golden, Colorado-based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses to sell battery modules for Proterra’s all-electric and hybrid-electric buses. Proterra’s systems are scalable to all forms of commercial buses and Class 6-8 trucks.  During 2010 we sold battery modules to Proterra valued in the aggregate at $2.4 million.  Although Proterra experienced financial challenges with its primary investor during the first half of 2011, in June 2011 they received additional financing from a new investment group led by Kleiner, Perkins, Caufield and Byers.  We started selling additional battery modules to Proterra during September 2011 and anticipate substantial growth starting in late 2012 and future years as they resume the scale-up of their business.

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

•
In September of 2010 we signed a supply agreement with YTE, an affiliate of Canon, to provide 122 metric tons of nano-lithium titanate powder by the end of 2011.  Purchasing under the agreement was suspended in February 2011.  We and YTE are reviewing this agreement in connection with our plan to expand operations into China, and we are uncertain whether purchasing under the agreement will be reinstated

Although it is not essential that all of these markets become successful for our battery technology in order to permit substantial long-term revenue growth, we believe that full commercialization of several of our battery products will be necessary in order to expand our revenues enough to create a likelihood of our business becoming profitable in the long-term.  We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, financing, partnering and other risks to overcome.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Our cash increased by a net $48.7 million, from $4.7 million at December 31, 2010 to $53.4 million at September 30, 2011, due primarily to our $57.5 million capital raise with Canon.  The primary use of funds related to net cash used in operations of $13.5 million.

Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2011 and $9.9 million for the nine months ended September 30, 2010. For the nine months ending September 30, 2011 deferred revenues decreased by $1.0 million. For the nine months ending September 30, 2010 deferred revenues increased by $3.2 million. This $4.2 million swing is the primary reason for our increased cash burn of $3.7 million from 2010 to 2011.

The decrease of $609,000 in investing activities for the nine months ended September 30, 2011, as compared to the nine-month period ended September 30, 2010, primarily reflects the purchase of $343,000 in production equipment during the nine months ended September 30, 2011 versus $852,000 in purchases made for production equipment during the nine months ended September 30, 2010.

On March 30, 2011 we issued common shares and warrants to purchase common shares for net proceeds of $5.7 million.  We initially recorded a $1.9 million warrant liability related to this capital raise and adjusted this warrant liability’s fair value down to $1.6 million as of September 30, 2011.  We also received net cash proceeds of $1.4 million on a note payable secured by our Reno, NV facility during April 2011.  During the nine months ending September 30, 2010 we made the last $600,000 payment on our original Reno building mortgage.  On July 22, 2011 we issued 37,036,807 shares at $1.55 each to Canon for gross proceeds of $57.5 million. As of September 30, 2011 we had paid $1.4 million in related expenses.  In addition, we are required to pay a placement agent fee of between $978,000 and $2.3 million, the amount of which is subject to pending litigation, and we are disputing an additional claimed finder's fee of $1.7 million, which is also subject to pending litigation.  See Part II, Item 1.  Legal Proceedings.

After closing the Common Share Issuance on July 22, 2011, we believe we will have enough cash on hand to fund our operations through 2012 and to provide a portion of the capital needed to expand operations into China.  If we construct a manufacturing facility in China, we will most likely seek project financing or other capital specifically for the construction of the facility. Additionally we may need to raise more capital for our general operations.

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

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2011:

In thousands of dollars
Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Notes payable	$1,500	$1,500	$-	$-	$-
Interest on notes payable	69	69	-	-	-
Contractual service agreements	536	536	-	-	-
Capital leases	17	17	-	-	-
Operating leases	290	290	-	-	-
Purchase obligations	4,512	4,512	-	-	-
Total	$6,924	$6,924	$-	$-	$-

The Share Subscription Agreement with Canon contemplates the potential use of up to $32.5 million of the proceeds from the Common Share Issuance toward expansion of our operations into China.  Given the early stage of this project, we are uncertain when and at what level we will invest, the total costs, and the type and amount of financing we will seek.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the nine months ending September 30, 2011.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Corporate		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Product sales	$795	$1,102	$-	$-	$-	$-	$795	$1,102
License fees	-	-	60	-	-	-	60	-
Commercial collaborations	-	9	-	3	-	-	-	12
Contracts and grants	-	506	-	409	-	-	-	915
Total revenues	795	1,617	60	412	-	-	855	2,029

Cost of goods sold
Product	559	764	-	-	-	-	559	764
Commercial collaborations	(124)	-	-	3	-	-	(124)	3
Contracts and grants	-	264	-	328	-	-	-	592
Warranty and inventory reserves	97	125	-	-	-	-	97	125
Total cost of goods sold	532	1,153	-	331	-	-	532	1,484
Gross profit	263	464	60	81	-	-	323	545

Operating expenses
Research and development	1,325	1,858	1	37	268	769	1,594	2,664
Sales and marketing	834	-	-	-	-	943	834	943
General and administrative	294	96	-	-	2,436	1,626	2,730	1,722
Depreciation and amortization	150	395	19	19	90	104	259	518
Loss on disposal of assets	2	-	-	-	-	-	2	-
Total operating expenses	2,605	2,349	20	56	2,794	3,442	5,419	5,847
(Loss) income from operations	(2,342)	(1,885)	40	25	(2,794)	(3,442)	(5,096)	(5,302)

Other income (expense)
Interest expense	(1)	(1)	-	-	(96)	(2)	(97)	(3)
Interest income	-	-	-	-	-	27	-	27
Change in market value of warrants	-	-	-	-	(676)	-	(676)	-
Loss on foreign exchange	-	-	-	-	(4)	(3)	(4)	(3)
Total (expense) other income, net	(1)	(1)	-	-	(776)	22	(777)	21
(Loss) income from continuing operations	(2,343)	(1,886)	40	25	(3,570)	(3,420)	(5,873)	(5,281)
Gain from discontinued operations	-	-	-	-	-	-	-	-
Net (loss) gain	(2,343)	(1,886)	40	25	(3,570)	(3,420)	(5,873)	(5,281)
Less: Net gain attributable to noncontrolling interests	-	-	-	-	-	-	-	-
Net (loss) income attributable to Altair Nanotechnologies Inc.	$(2,343)	$(1,886)	$40	$25	$(3,570)	$(3,420)	$(5,873)	$(5,281)

Amounts attributable to Altair Nanotechnologies Inc. shareholders:
(Loss) income from continuing operations	$(2,343)	$(1,886)	$40	$25	$(3,570)	$(3,420)	$(5,873)	$(5,281)
Gain from discontinued operations	-	-	-	-	-	-	-	-
Net (loss) income	$(2,343)	$(1,886)	$40	$25	$(3,570)	$(3,420)	$(5,873)	$(5,281)

Revenues

Power and Energy Group revenue for the three months ending September 30, 2011 was $795,000 compared to $1.6 million for the three months ending September 30, 2010.  This decrease is primarily from the completion of our ONR II contract in 2010 without the renewal of or entry into any similar contracts.  Contracts and grants revenue decreased from $506,000 for the three months ending September 30, 2010 to zero for the three months ending September 30, 2011 due to completion of our defense contract with the U.S. Office of Naval Research.  Product sales decreased from $1.1 million to $795,000 primarily due to a $316,000 decrease in battery modules sold to Proterra.

Contracts and grants revenue in our All Other category decreased by $409,000 to zero due to completion of our contract with the U.S. Army in 2010.

Cost of Goods Sold

Contracts and Grants cost of goods sold credit of $124,000 for the three months ending September 30, 2011 was due to an over-allocation from R&D costs to COGS in the prior quarter for our initial contract with a customer.

Overall cost of goods sold decreased as a percentage of revenue from 73% for the three months ending September 30, 2010 to 62% for the same period in 2011.  This was due to a shift in revenue mix from lower-margin contracts and grants revenue to product sales and license fees.

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

Operating Expenses

General and Administrative costs were up $1 million, from $1.7 million in three months ended September 30, 2010 to $2.7 million for the three months ended September 30, 2011 mostly due to change in control which accelerated the vesting for stock options and restricted stock for officers and directors ($316,000), and severance expense accruals for our exiting CEO and CFO ($929,000), offset by the reversal of our year-to-date bonus accrual of $231,000.  Consolidated operating expenses were down $428,000 or 7% during the three months ending September 30, 2011 compared to the three months ending September 30, 2010.  This reduction is the result of constrained spending in all areas of the company, except for the accrual adjustments noted above, that do not affect current or near-term customer contracts.

Other Expense

During the three months ending September 30, 2011 we had a $676,000 increase in market value of our warrant liability, primarily as the result of an increase in the market price of our common shares during the third quarter.  This change in market value resulted in a corresponding expense reflected in the statement of operations.

Net Loss

The net loss attributable to Altair Nanotechnologies Inc. for the three months ended September 30, 2011 totaled $5.9 million ($0.10 per share) compared to a net loss of $5.3 million ($0.20 per share) for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Corporate		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Product sales	$3,258	$1,124	$77	$110	$-	$-	$3,335	$1,234
Less: Sales returns	-	-	-	-	-	-	-	-
License fees	-	-	180	-	-	-	180	-
Commercial collaborations	77	313	3	19	-	-	80	332
Contracts and grants	(116)	2,108	403	1,047	-	-	287	3,155
Total revenues	3,219	3,545	663	1,176	-	-	3,882	4,721

Cost of goods sold
Product	3,467	788	17	35	-	-	3,484	823
Commercial collaborations	73	179	-	15	-	-	73	194
Contracts and grants	-	1,392	296	795	-	-	296	2,187
Warranty and inventory reserves	152	253	3	-	-	-	155	253
Total cost of goods sold	3,692	2,612	316	845	-	-	4,008	3,457
Gross (loss) profit	(473)	933	347	331	-	-	(126)	1,264

Operating expenses
Research and development	4,035	3,922	257	66	641	2,830	4,933	6,818
Sales and marketing	2,798	-	-	-	-	3,274	2,798	3,274
General and administrative	588	334	-	29	5,519	5,739	6,107	6,102
Depreciation and amortization	673	1,021	57	202	283	227	1,013	1,450
Loss on disposal of assets	18	18	-	68	-	-	18	86
Total operating expenses	8,112	5,295	314	365	6,443	12,070	14,869	17,730
(Loss) income from operations	(8,585)	(4,362)	33	(34)	(6,443)	(12,070)	(14,995)	(16,466)

Other income (expense)
Interest expense	(3)	(1)	-	-	(152)	(12)	(155)	(13)
Interest income	-	-	-	-	-	79	-	79
Change in market value of warrants	-	-	-	-	346	-	346	-
Loss on foreign exchange	-	-	-	-	(5)	(2)	(5)	(2)
Total (expense) other income, net	(3)	(1)	-	-	189	65	186	64
(Loss) income from continuing operations	(8,588)	(4,363)	33	(34)	(6,254)	(12,005)	(14,809)	(16,402)
Gain from discontinued operations	-	-	-	124	-	-	-	124
Net (loss) income	(8,588)	(4,363)	33	90	(6,254)	(12,005)	(14,809)	(16,278)
Less: Net gain attributable to noncontrolling interests	-	-	-	5	-	-	-	5
Net (loss) income attributable to Altair Nanotechnologies Inc.	$(8,588)	$(4,363)	$33	$95	$(6,254)	$(12,005)	$(14,809)	$(16,273)

Amounts attributable to Altair Nanotechnologies Inc. shareholders:
(Loss) income from continuing operations	$(8,588)	$(4,363)	$33	$(34)	$(6,254)	$(12,005)	$(14,809)	$(16,402)
Gain from discontinued operations	-	-	-	129	-	-	-	129
Net (loss) income	$(8,588)	$(4,363)	$33	$95	$(6,254)	$(12,005)	$(14,809)	$(16,273)

Revenues

Power and Energy Group revenue for the nine months ending September 30, 2011 was $3.2 million compared to $1.1 million for the nine months ending September 30, 2010.  This increase is primarily due to an increase of $2.1 million in product sales, offset by a decrease of $2.2 million in contracts and grants revenue.  The increase in product sales was due primarily to the sale of $1.7 million of product to YTE during 2011.  Contracts and grants revenue decreased from $2.1 million during the nine months ending September 30, 2010 to ($116,000) in the nine months ending September 30, 2011 as a result of the completion of our ONR II contract in 2010.

All Other contracts and grants revenue for the nine months ending September 30, 2010 and 2011 was from our ARO nanosensor grant with the U.S. Army.  Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through June 30, 2011.

Cost of Goods Sold

In the Power and Energy Group the product cost of goods sold increased to $3.7 million for the nine months ended September 30, 2011 as compared to $2.6 million for the same period in 2010, due primarily to the product sales to YTE during 2011.  The cost of goods sold associated with the YTE product sales during the first quarter of 2011 was higher than the revenue generated by those product sales.  This was the primary reason for the gross loss of $473,000 in the first nine months of 2011, as compared to a gross profit of $933,000 during the same period in 2010.  We sold this product to YTE at less than our cost in order to expose our products to the potentially large China economic market.

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

Operating Expenses

Consolidated operating expenses were down $2.9 million or 16%, to $14.9 million during the nine months ending September 30, 2011 as compared to $14.9 million in the nine months ending September 30, 2010.  This reduction is the result of constrained spending in all areas of the company that do not affect current or near-term customer contracts.

Other Income

During the nine months ending September 30, 2011 we had a $346,000 decrease in market value of our warrant liability originally recorded on March 30, 2011.  This change resulted in a corresponding gain reflected in the statement of operations.

Net Loss

The net loss attributable to Altair Nanotechnologies, Inc. for the nine months ended September 30, 2011 totaled $14.8 million ($0.38 per share) compared to a net loss of $16.3 million ($0.61 per share) in the first nine months of 2010.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.              Controls and Procedures

(a)      Based on their evaluation as of September 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon Investment Holdings, Ltd ("Canon").    Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $1.0 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint, and the parties are entering into the early stages of discovery.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altairnano, Inc. ("Altairnano") filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altairnano seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altairnano in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altairnano claims that Mr. Cheng is entitled to no fee, and that Altairnano is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altairnano has filed the complaint and is awaiting Mr. Cheng's answer and any counterclaims.

Item 1A.  Risk Factors

Material Changes in Risk Factors
The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except updating of financial statement references to the current period and  the significant amendment of the descriptions of the following risks:

We may not be able to enter a new agreement with, or obtain approval for our existing agreement with, Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with its terms.  INE subsequently stated that such letter was not intended to effect a termination of the contract, but merely to provide notice of its initial failure to obtain regulatory approval, which would automatically effect a termination of the contract if the issue was not resolved within 120 days, subject to extension by the parties.  On June 7, 2011, we entered into a 90-day extension of an automatic termination provision of the contract, and on September 12, 2011, we entered into a 120-day extension of the automatic termination provisions of the contract, in each case in order to allow the various parties additional time to resolve these regulatory issues.  We may be unable to resolve the regulatory issues with the existing agreement or may otherwise be unable to enter into a new agreement with INE.  If not, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

We may not be able to raise sufficient capital to finance our operations.

We recently raised $57.5 million in the Common Share Issuance with Canon; however a significant portion of this capital is earmarked for expansion of operations into China.  As a result, we expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

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

In addition, we are subject to contractual restrictions prohibiting our sale of equity securities at a price below $2.23 per share prior to March 28, 2013.

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

■	We have experienced, and may continue to experience, significant turnover in key management, technical or other employees;

■
Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that most of the nominees proposed by Canon do not speak English;

■
We plan to spend a portion, possibly a substantial portion, of the proceeds from the Canon transaction on a sales office, and eventually manufacturing  and/or assembly facilities, in China; this project may divert management attention and consume a significant amount of capital;

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

We currently have approximately $18 million in U.S. net operating loss carryforwards and negligible Canadian equivalents to net operating loss carryforwards.  Our stock issuance to Canon constitutes a change of control resulting in a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards may be significantly limited and the Canadian equivalents will be forfeited in total.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

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

We recently raised $57.5 million in the Common Share Issuance with Canon; however, a significant portion of this capital is earmarked for expansion of operations into China.   As a result, we expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

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

In addition, we are subject to contractual restrictions prohibiting our sale of equity securities at a price below $2.23 per share prior to March 28, 2013.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $14.8 million for the nine months ended September 30, 2011. We may never be profitable in the future.  Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to enter a new agreement with, or obtain approval for our existing agreement with, Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.   Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with its terms.  INE subsequently stated that such letter was not intended to effect a termination of the contract, but merely to provide notice of its initial failure to obtain regulatory approval, which would automatically effect a termination of the contract if the issue was not resolved within 120 days, subject to extension by the parties.  On June 7, 2011, we entered into a 90-day extension of an automatic termination provision of the contract, and on September 12, 2011, we entered into a 120-day extension of the automatic termination provisions of the contract, in each case in order to allow the various parties additional time to resolve these regulatory issues.  We may be unable to resolve the regulatory issues with the existing agreement or may otherwise be unable to enter into a new agreement with INE.  If not, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

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

■
Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that most of the nominees proposed by Canon do not speak English;

■
We plan to spend a portion, possibly a substantial portion, of the proceeds from the Canon transaction on a sales office, and eventually manufacturing  and/or assembly facilities, in China; this project may divert management attention and consume a significant amount of capital;

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

We currently have approximately $U.S.18 million in U.S. net operating loss carryforwards and negligible Canadian equivalents to net operating loss carryforwards.  Our stock issuance to Canon constitutes a change of control resulting in a substantial reduction in the value of, and limits on the availability of any net operating loss carryforwards. We anticipate that the available U.S. net operating loss carryforwards may be significantly limited and the Canadian equivalents will be forfeited in total.  If we are profitable in the future, the loss of such net operating loss carryforwards will lead to higher income taxes than we would have paid absent the change of control.

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

Our nano-lithium titanate battery materials and battery business is dependent upon a few current or potential customers, including a small number of electric grid power generators, an affiliate of Canon and smaller companies developing electric or hybrid electric buses.  In addition, many of these customers are, or are expected to be, development partners who are subsidizing the research and development of products for which they may be the sole, or one of a few, potential purchasers.  As a result of the small number of potential customers and partners, our existing or potential customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms.  This may harm our attempts to sell products at prices that reflect desired gross margins.  In addition, the decision by a single customer to abandon use or development of a product, budget cutbacks, funding reductions, liquidity shortages and other events may harm the ability of a single customer to continue to purchase products or continue development and may significantly harm both our financial results and the development track of one or more products.

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

Altair Nanotechnologies Inc.

November 4, 2011	By: /s/ H. Frank Gibbard
Date	H. Frank Gibbard,
President, Chief Executive Officer and Director (Principal Executive Officer)

November 4, 2011	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Continuance Certificate of Amendment	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 3, 2011, File No. 001-12497
3.2	Amended and Restated Bylaws	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 3, 2011, File No. 001-12497
4.1	Form of Common Stock Certificate	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-12497
4.2	Amended and Restated Shareholder Rights Plan dated October 15, 1999, with Equity Transfer Services, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 1999. **
4.2.1	Amendment No. 1 to Shareholders Rights Plan Agreement dated October 6, 2008, with Equity Transfer Services, Inc.	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2008. **
4.2.2	Amendment No. 2 to Amended and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2010. **
4.2.3	Restated Amendment No. 2 to Amendment and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 3, 2011, File No. 001-12497
10.1	INE EXTENSION SEPTEMBER 12	Filed herewith
10.2	Employment Agreement dated as of September 18, 2011 with H. Frank Gibbard	Filed herewith
10.3	Employment Agreement dated as of September 18, 2011 with Stephen B. Huang	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith
101
XBRL (eXtensible Business Reporting Language). The following materials from Altair Nanotechnologies, Inc's Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

Filed herewith