Form 10-K/A
period 2011-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2012-04-30
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (Do not check if a smaller reporting company)	[X ] Smaller reporting Company

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

As of March 31, 2012, the Registrant had 69,452,487 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Altair Nanotechnologies Inc. (“Altair”, “we”, or the “Company”) is filing this Amendment No. 1 to its Annual report on Form 10-K for the year ended December 31, 2011 to include the information required by Items 10 through 14 of Part III of Form 10-K.

PART III

Item 10.                Directors and Executive Officers and Corporate Governance.

Directors

Certain information with respect to directors of the Company is set forth in the table below:

Name & Province/State and Country	Office with Company	Period of Service as a Director	Number of common shares Beneficially Owned or Over Which Control or Direction is Exercised as of March 31, 2012 (1)
Yincang Wei Zhuhai, Guangdong, China	Director (B)	Since July 22, 2011	37,036,807(2)
Guohua Sun Zhuhai, Guangdong, China	Director (B)	Since July 22, 2011	37,036,807(2)
Jun Liu British Columbia ,Canada	Director (B)	Since July 22, 2011	None
Liming Zou British Columbia, Canada	Director and President	Since July 22, 2011	None
Zhigang (Frank) Zhao Beijing, China	Director (A)	Since July 22, 2011	None
Alexander Lee California, U.S.A	Interim Chief Executive Officer and Director (A)	Since December 2009	None(3)
Hong Guo British Columbia ,Canada	Director (A)	Since October 15, 2011	None
(A) Members of the Audit Committee.
(B)  Members of the Compensation, Governance and Nominating Committee.

(1)
The information as to common shares beneficially owned or over which control or direction is exercised is not within the knowledge of the Company and has been furnished by the respective nominees individually.  This information includes all common shares issuable pursuant to the exercise of options that are exercisable within 60 days of March 31, 2012.  This information does not include any common shares subject to options that are not exercisable within 60 days of March 31, 2012 or subject to options that vest only upon the occurrence of events, such as a rise in the market price of the common shares, outside of the control of the optionee.

(2)
Represents shares owned of record by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation.  Such shares are beneficially owned by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation, Canon Investment Holdings Limited, a Hong Kong corporation, Mr. Yincang Wei, the Executive Director and sole stockholder of Canon,  Zhuhai Jiamei Energy Technology Co., Ltd., a company organized under the laws of China, and Zhuhai Yintong Energy Co., Ltd., a Hong Kong corporation.   Yincang Wei and Guohua Sun have voting and investment power with respect to such shares. Information based on a Schedule 13D filed by such persons on October 12, 2011.

(3)
As an employee of Al Yousuf LLC, Mr. Lee assigns any common shares subject to options or common share awards earned in connection with his Director’s seat to Al Yousuf LLC.  As such, Mr. Lee does not have voting or disposition rights over the common shares awarded to him.

Set forth below is certain information with respect to each of the directors of the Company.

Yincang Wei
Age:	52
Director Since:	July 2011
Committees:	Compensation, Governance and Nominating Committee
Principal Occupation:	Chairman, Canon Investment Holdings Limited, Zhuhai Yintong Energy Company Ltd. and Guangdong Yintong Investment Holdings Group Co., Ltd.
Experience:
Mr. Yincang Wei has served as the chairman of Canon Investment Holdings Limited, Zhuhai Yintong Energy Company Ltd. and Guangdong Yingtong Investment Holdings Group Co., Ltd. from 2004 until the present time.  Prior to that, Mr. Wei served as the chairman of Nan-Ming-He Iron Ore Limited, a company engaged in the business of iron mine operations.  Mr. Wei also previously served in various senior management positions at Hebei Yinda Transportation Industrial Group, Hong Kong Dalong Investment Holdings Limited, Transportation Industrial Group Corporation, and Transportation Safety Equipment Factory.

Mr. Wei graduated from Xi’an Highway University with a degree in engineering.  Mr. Wei has also pursued further education in Transportation Management and Vehicle Inspection and Testing at Xi’an Highway University.

Specific Qualifications
Mr. Wei was appointed to the Board pursuant to a covenant in an agreement between the Company and Canon.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by Canon representing a majority of the Board.

Guohua Sun
Age:	35
Director Since:	July 2011
Committees:	Compensation, Governance and Nominating Committee
Principal Occupation:	General Manager, Canon Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd; Director, Zhuhai Yintong Energy Company Ltd.
Experience:
Mr. Sun has served as the General Manager of Canon Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd. from April 2005 to the present and also currently serves as a director of Zhuhai Yintong Energy Company Ltd.  Prior to that, Mr. Sun served as General Manager of Beijing Yinda Transportation Investment Limited from 2003 to 2005, prior to that time, as Vice General Manager from 2001 to 2003.  Mr. Sun also served as Vice General Manager of Nan-Ming-He Iron Ore Limited from 2001 to 2003.

Mr. Sun graduated with a degree in business administration from Handan University and with a master’s degree in business administration from the University of Wales.

Specific Qualifications
Mr. Sun was appointed to the Board pursuant to a covenant in an agreement between the Company and Canon.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of  directors nominated by Canon representing a majority of the Board.

Jun Liu
Age:	56
Director Since:	July 2011
Committees:	Compensation, Governance and Nominating Committee
Principal Occupation:	General Manager, Vantech Enviro Plastics Corp. Canada
Experience:
Mr. Liu currently serves as the General Manager of Vantech Enviro Plastics Corp. Canada, a company focused on the development and production of plastic film products.  Mr. Liu previously served as Marketing and Sales Director for Morgan Grandview Group (Canada) from November 2008 to October 2009.  In this position Mr. Liu had primary responsibility for marketing development, business management and product sales in Canada and the United States.  Mr. Liu served as Account Manager and then as Authorized Supervisor at JNE (Canada) from September 2004 to December 2007.

Mr. Liu earned his bachelor’s degree in chemistry from Beijing University and a certificate of executive in marketing strategy from the State University of New York at Buffalo.

Specific Qualifications
Mr. Liu was appointed to the Board pursuant to a covenant in an agreement between the Company and Canon.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint  a number of directors nominated by Canon representing a majority of the Board.

Liming Zou
Age	48
Director Since:	July 2011
Committees:	None
Principal Occupation:	Chief Executive Officer of YuView Holdings Ltd. and President of the Company
Experience:
Since 2009, Mr. Zou has served as the Chief Executive Officer of YuView Holdings Ltd.  Mr. Zou previously served as Vice President for Asian Coast Development Ltd. from 2007 to 2008.  In this position Mr. Zou had primary responsibility for marketing and business development in China.  Mr. Zou served as Executive Director of SI-TECH Information Technology Ltd. from 2005 to 2007, where he was responsible for corporate financing and mergers & acquisitions.  From 2004 to 2005, Mr. Zou served as a Director of Confederal Finance Corp.

Mr. Zou earned his bachelor’s degree in science from Beijing University of Post and Telecommunications and earned his master’s degree in science from the Graduate School of China Academy of Posts & Telecommunications.  He also earned a master’s degree in business administration from the Richard Ivey School of Business at the University of Western Ontario, Canada.

Specific Qualifications
Mr. Zou was appointed to the Board pursuant to a covenant in an agreement between the Company and Canon.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by Canon representing a majority of the Board.

Alexander Lee
Age:	46
Director Since:	December 2009
Committees:	Audit Committee
Principal Occupation:	Managing Director of Al Yousuf, LLC and Interim Chief Executive Officer of the Company
Experience:
Mr. Lee is a managing director of Al Yousuf, LLC, a Dubai-based company that operates a range of businesses in the electronics, information technology, transportation and real estate sectors. Mr. Lee joined Al Yousuf, LLC as a managing director in December 2009. From September 2009 to October 2009, Mr. Lee was president and chief operating officer of Phoenix Cars, LLC, an Al Yousuf, LLC entity that in September 2009 acquired assets from Phoenix MC, Inc., a developer of electric vehicles which filed for Chapter 11 bankruptcy in April 2009.  From February 2009 to August 2009, Mr. Lee was the president and chief operating officer of Phoenix MC, Inc. Mr. Lee joined Phoenix MC, Inc. in January 2008 as its executive vice president, and he served as its executive vice president and chief operating officer from March 2008 to February 2009. Prior to Phoenix MC, Inc., Mr. Lee worked at Rapiscan Systems, a developer, manufacturer and distributor of x-ray, gamma-ray and computed tomography products. Mr. Lee was vice president of strategic planning at Rapiscan from February 2006 to December 2007. Mr. Lee joined Rapiscan as the head of its government contracts and proposals group in October 2003.

Mr. Lee earned a bachelor of arts degree from Brown University and a juris doctorate degree from the King Hall School of Law at University of California Davis.

Specific Qualifications
Mr. Lee was appointed to the Board of Directors pursuant to a covenant in the Stock Purchase and Settlement Agreement with Al Yousuf, LLC, as amended.  Pursuant to the covenant, the Board of Directors is required, except where legal or fiduciary duties would require otherwise, to appoint one person to the Board of Directors nominated by Al Yousuf, LLC.

Hong Guo
Age:	45
Director Since:	October 2011
Committees:	Audit Committee
Principal Occupation:	Attorney at Guo Law Corporation in Richmond, BC, British Columbia
Experience:
Ms. Guo has worked as an attorney in private practice at Guo Law Corporation in Richmond, BC, British Columbia since May 2009. From November 2005 to April 2009, and from June 1999 to February 2002, Ms. Guo was an associate with the Merchant Law Group. From February 2002 to October 2005, Ms. Guo was a partner at the Derun Law Firm and in house counsel for XinDe Holdings Limited, a joint venture between Citic Group and Siemens.

Ms. Guo earned a B.A. in History from Beijing University, an M.A. in Sociology from University of Regina in Saskatchewan and an L.L.B. from the University of Windsor College of Law in Ontario.

Specific Qualifications	Ms. Guo was appointed to the Board of Directors because of her knowledge of Canadian law, her legal background generally and her experience working with companies with Chinese and North American ties.
Zhigang (Frank) Zhao
Age:	52
Director Since:	July 2011
Committees:	Audit Committee
Principal Occupation:	Chief Financial Officer, KingMed Diagnostics
Experience:
Mr. Zhao currently serves as chief financial officer for KingMed Diagnostics, an independent medical testing service company.  Prior to joining KingMed in January 2011, Mr. Zhao served as chief financial officer for Simcere Pharmaceutical Group (NYSE: SCR) from October 2006 to January 2011.  Mr. Zhao served as chief financial officer for Sun New Media/Hurray in China from September 2005 to October 2006, as controller for Faro Technology (Nasdaq: FARO) in the United States from September 2003 to August 2005, and as vice president of finance for 800 Travel (USA), an Introwest Company from June 1997 to August 2003.  Prior to that, Mr. Zhao worked at Price Waterhouse Coopers in the United States as a senior auditor from September 1993 to May 1997.

Mr. Zhao earned his bachelor’s degree in economics from Beijing University and his master of business administration from the University of Hartford. Mr. Zhao is a member of the American Institute of Certified Public Accountants.

Other Directorships	Zuoan Fashion (NYSE: ZA), a clothing and design company.
Specific Qualifications
Mr. Zhao’s appointment as a director is based on his accounting and financial services expertise, his management experience and his experience in overseeing public companies with ties to both the United States and China

Executive Officers

The executive officers of the Company are Alexander Lee, Liming Zou, Stephen B. Huang, Bruce J. Sabacky, C. Robert Pedraza and Tom Kieffer.  Information regarding Mr. Lee and Mr. Zou is presented in “Directors” immediately above.  Certain information regarding Messrs. Huang, Sabacky, Pedraza and Kieffer follows.

Stephen B. Huang
Age:	39
Principal Occupation:	Vice President, Chief Financial Officer and Secretary of the Company
Experience:
Mr. Huang was appointed as Vice President and Chief Financial Officer of the Company in September 2011. Prior to joining the Company, Mr. Huang served as Chief Financial Officer Consultant to Robert Half International, Inc. where he provided interim and consulting CFO, project leadership, and advisory services to a variety of clients from September 2010 through his appointment with the Company.  From February 2010 through September 2010, Mr. Huang served as Chief Financial Officer of Unigen Corporation.  From December 2005 through January 2010, Mr. Huang served as Chief Financial Officer, Corporate Secretary and Vice President of Penguin Computing, Inc.  Mr. Huang also worked for Candescent Technologies Corporation (1999–2005) as a Corporate Officer, Vice President Finance, and Corporate Controller, for Intel Corporation (1998–1999) as a Manager, Corporate Finance, for Innovative Interfaces, Inc. (1995–1998) as Assistant Corporate Controller, and for Great Western Financial Corporation (1992–1995) as a Banker, Analyst.

Mr. Huang received his bachelor’s degree in Business Administration (Finance and Accounting) from San Francisco State University, College of Business.

Bruce J. Sabacky
Age:	61
Principal Occupation:	Chief Technology Officer of the Company
Experience:
Dr. Sabacky was appointed Chief Technology Officer of the Company in June 2006.   Dr. Sabacky was appointed Vice President of Research and Engineering for Altairnano, Inc., the operating subsidiary through which the Company conducts its nanotechnology business, in October 2003.  Dr. Sabacky joined Altairnano, Inc. in January 2001 as Director of Research and Engineering.  Prior to that, he was the manager of process development at BHP Minerals Inc.’s Center for Minerals Technology from 1996 to 2001, where he was instrumental in developing the nanostructured materials technology.  Dr. Sabacky was the technical superintendent for Minera Escondida Ltda. from 1993 to 1996 and was a principal process engineer with BHP from 1991 to 1993.  Prior to that, he held senior engineering positions in the minerals and metallurgical industries.

Dr. Sabacky obtained a bachelor of science and a master of science degree in metallurgical engineering from the South Dakota School of Mines and Technology and a doctor of philosophy degree in materials science & mineral engineering with minors in chemical engineering and mechanical engineering from the University of California, Berkeley.

C. Robert Pedraza
Age:	50
Principal Occupation:	Vice President of Corporate Strategy for the Company
Experience:
Mr. Pedraza joined the Company in July 2005 as Vice President - Strategy and Business Development.  He was then appointed as Vice President, Corporate Strategy in June 2008.  Mr. Pedraza founded Tigré Trading, an institutional equity trading boutique which facilitated transactions for hedge funds and assisted in fund raising from July 2002 through May 2005. Prior to that Mr. Pedraza held senior sales roles with Fidelity Investments Institutional Services Company, Alliance Capital Management L.P., Compass Bancshares, Inc. and Prudential-Bache Securities, Inc.

Mr. Pedraza received his bachelor’s degree in business and economics from Lehigh University where he was a recipient of the Leonard P. Pool Entrepreneurial Scholarship. He also completed the Graduate Marketing Certificate Program at the Southern Methodist University Cox School of Business.

Tom Kieffer
Age:	53
Principal Occupation:	Vice President of Marketing and Sales for the Company
Experience:
Prior to joining the Company in March 2010, Mr. Kieffer served as the executive director of customer support excellence and brand from 2005 through March 2009 for Cummins Inc.  From 2001 through the end of 2005, Mr. Kieffer was executive director of engine business marketing for Cummins Inc., and from 1999 through 2000, Mr. Kieffer was executive director of engine business automotive marketing for Cummins Inc. From 1996 to 1998, Mr. Kieffer was general manager responsible for Cummins Inc’s $250 million global commercial relationship with PACCAR, a major truck manufacturer. From 1993 through 1995, Mr. Kieffer was director of industrial markets with responsibility for Cummins Inc.’s Original Equipment Manufacturer (OEM) and North American field sales organizations servicing construction, mining, and agriculture markets.

Mr. Kieffer obtained a bachelor of science in industrial engineering from Purdue University, West Lafayette, Indiana and a master of business administration from Indiana University, Bloomington, Indiana.

Certain Relationships and Related Transactions

On July 22, 2011, the Company and Canon Investment Holdings Limited (“Canon”) completed the sale by the Company, and the purchase by an affiliate of Canon, through Energy Storage Technology (China) Group Ltd. (“Energy Storage (China)”), of 37,036,807 common shares of the Company at a purchase price of $1.5528 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon.

As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  Energy Storage (China), a subsidiary of Canon, which is controlled by Mr. Yincang Wei, owns 53.3% of the outstanding common shares of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (5 of 9 directors initially), (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common shares of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

In addition to the Share Subscription Agreement and Investor Rights Agreement, the Company, Altair and Zhuhai Yintong Energy Company Ltd. (“YTE”) entered into a Conditional Supply and Technology Licensing Agreement (the “Supply Agreement”) on September 20, 2010.  Pursuant to the Supply Agreement, YTE has agreed to purchase nLTO, 11 Ahr battery cells and a 1 megawatt ALTI-ESS system from the Company for an aggregate purchase price of $6.6 million for delivery in 2010 and 2011.    Pursuant to an amendment, YTE’s obligation to purchase the remainder of the nano lithium titanate has been deferred until the parties reach mutually satisfactory resolution on certain technical issues relating to the transfer of technology.  This deferral may be indefinite.  The Supply Agreement also includes an agreement by the Company to license its nLTO manufacturing technology at no cost to the owner of a manufacturing facility in China, as long as the Company owns a majority of the owner of such facility.  In addition, under the Supply Agreement, the Company grants to YTE a license to use the Company’s battery technology to manufacture batteries during a term commencing on the effective date of the Supply Agreement and continuing as long as YTE purchases at least 60 tons of nLTO annually.  The battery technology license is exclusive in China (including Taiwan, Hong Kong and Macau) as long as YTE purchases at least 1,000 tons of nLTO per year after 2010 and is non-exclusive in the remainder of Asia (excluding the Middle East), Australia and New Zealand. YTE is an indirect majority-owned and the primary operating subsidiary of Canon.  Mr. Yincang Wei and Mr. Guohua Sun, each a director, are the Chairman and a Director of YTE, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Corporation’s officers, directors and persons who own more than 10% of the Corporation’s common stock to file reports concerning their ownership of common shares with the SEC and to furnish the Corporation with copies of such reports.  Based solely upon the Corporation’s review of the reports required by Section 16 and amendments thereto furnished to the Corporation, the Corporation believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2011 were filed with the SEC on a timely basis, except for the following: (1) A Form 3 which was filed by Albert Zou approximately one and one half months after its due date; (2) a Form 3, which was filed by Jun Liu approximately one and one half months after its due date; (3) a Form 3, which was filed by Yingcang Wei approximately one and one half months after its due date; (4) a Form 3, which was filed by Simon Xue approximately one and one half months after its due date; (5) a Form 3, which was filed by Sun Guohua approximately one and one half months after its due date; (6) a Form 3, which was filed by Zhigang (Frank) Zhao approximately one and one half months after its due date; (7) a Form 4 reporting one transaction in the Corporation’s common stock, which was filed by Stephen B. Huang approximately six days after its due date; (8) a Form 3, which was filed by Energy Storage (China) approximately two months after its due date; (9) a Form 4 reporting one transaction in the Corporation’s common stock, which was filed by H. Frank Gibbard approximately seven days after its due date; (10) a Form 3, which was filed by Guo Hong approximately twenty-four days after its due date; and (11) a Form 4, which was filed by Stephen A. Balogh approximately three days after its due date.

Code of Ethics and Code of Conduct

The Corporation has adopted the Code of Ethics for Senior Executives, Financial Officers, Members of the Management Executive Committee, and Directors (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics is available on the Corporation’s website at www.altairnano.com under “Investors” – “Governance.”

The Corporation has adopted the Altair Nanotechnologies Inc. Code of Conduct (the “Code of Conduct”), which constitutes a code of conduct applicable to all officers, directors and employees that complies with NASDAQ Rule 4350(n).  The Code of Conduct is available on the Corporation’s website at www.altairnano.com under “Investors” – “Governance.”

Audit Committee

The Audit Committee operates pursuant to a written charter adopted by the Board, a copy of which may be found on the Corporation’s website under the heading “Investors”.  A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Altair Nanotechnologies Inc., 204 Edison Way, Reno, Nevada 89502, U.S.A.

From January 2011 through July 22, 2011, the Audit Committee was comprised of Jon Bengtson (Chair), Robert van Schoonenberg, George Hartman and Pierre Lortie.  Since July 22, 2011, the Audit Committee has been comprised of Zhigang (Frank) Zhao (Chair), Alexander Lee, and Hong Guo.  With the exception of Mr. Lee, the Audit Committee is currently comprised solely of non-employee directors, each of whom has been determined by the Board to be independent under the requirements of the NASDAQ listing standards and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”).  Mr. Lee is not independent because he is serving as Interim Chief Executive Officer of the Company.  With regard to Mr. Lee, the Company is relying on a NASDAQ rule that allows him to continue to serve on our Audit Committee, despite currently acting as the Company’s interim Chief Executive Officer, for a period expiring on the earlier to occur of the Company’s next annual shareholders meeting or the one-year anniversary of Mr. Lee’s appointment as interim CEO.

The Audit Committee held four meetings via conference call during the fiscal year ended December 31, 2011.  The members of the Audit Committee were in attendance at each meeting.

The Board has determined in its business judgment that each member of the Audit Committee satisfies the requirements with respect to financial literacy set forth in NASDAQ Rule 4350(d)(2)(A)(iv) and applicable Canadian securities laws; that Zhigang (Frank) Zhao is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act; that each member of the Audit Committee, with the exception of Alexander Lee as described above, is independent under Rule 10A-3(b)(1)(ii) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are, as a result of their past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background, sophisticated with respect to financial matters.

The Audit Committee’s responsibility is to assist the Board in its oversight of (a) the quality and integrity of the Corporation’s financial reports, (b) the independence and qualifications of the Corporation’s independent auditor, and (c) the compliance by the Corporation with legal and regulatory requirements.  Management of the Corporation has the responsibility for the Corporation’s financial statements as well as the Corporation’s financial reporting process, principles and internal controls.  The Corporation’s independent public accounting firm is responsible for performing an audit of the Corporation’s financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

Item 11.                      Executive Compensation

Summary Compensation Table

The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2011 and 2010.   The Company's named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2011, (b) the next two most highly compensated executed officers serving as of December 31, 2011 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (1) ($) (f)	Non-Equity Incentive Plan Compen- sation (2) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Terry Copeland, Former President, Chief Executive Officer	2011	243,750	Nil	Nil	Nil	Nil	Nil	290,551(4)	534,301
	2010	325,000	Nil	Nil	269,880	Nil	Nil	9,750(3)	604,630
H. Frank Gibbard, Former President, Chief Executive Officer	2011	70,000	Nil	Nil	426,621	Nil	Nil	Nil	496,621
	2010	*	*	*	*	*	*	*	*
John C. Fallini, Former Vice President, Chief Financial Officer & Corporate Secretary	2011	172,505	Nil	Nil	Nil	Nil	Nil	159,197(5)	331,702
	2010	230,006	Nil	Nil	74,217	Nil	Nil	2,919(3)	307,142
Stephen B. Huang, Vice President, Chief Financial Officer & Corporate Secretary	2011	50,000	Nil	Nil	213,311	Nil	Nil	Nil	263,311
	2010	*	*	*	*	*	*	*	*
Bruce J. Sabacky, Vice President & Chief Technology Officer	2011	225,000	Nil	Nil	Nil	Nil	Nil	6,750(3)	231,750
	2010	225,000	Nil	Nil	60,723	Nil	Nil	6,750(3)	292,473

* Compensation information not reported because such person was not a named executive officer during this calendar year.

(1)
The amounts in column (f) represents the grant date fair value of the stock option awards determined in accordance with Accounting Standards Codification Topic 718 of the Financial Accounting Standards Board (“FASB ASC Topic 718”) pursuant to the Company’s stock incentive plans.  Assumptions used in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, and Note 11 to the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011.

(2)	Represents cash portion of annual incentive bonus earned with respect to indicated fiscal year. Bonuses are generally paid in the subsequent fiscal year.

(3)	Reflects value of matching contributions made by the Company in connection with the 401(k) Plan, except as noted.
(4)
Represents $282,349 paid pursuant to the Separation Agreement and Release of All Claims dated September 17, 2011 with Mr. Copeland and $8,202 of matching contributions made by the Corporation in connection with the 401(k) Plan.

(5)
Represents $153,790 pursuant to the Separation Agreement and Release of All Claims dated September 17, 2011 with Mr. Fallini and $5,407 of matching contributions made by the Corporation in connection with the 401(k) Plan.

The base salaries of the continuing named executive officers, and the Company's Chief Executive Officer, President and Chief Financial Officer for 2012 and as of the date of this Report are as follows:

Name	2012 Base Salary ($)
Liming Zou, President	*
Alexander Lee, Interim Chief Executive Officer	*
Stephen B. Huang, Vice President, Chief Financial Officer & Corporate Secretary	200,000
Bruce J. Sabacky, Vice President & Chief Technology Officer	225,000

* The salaries of Mr. Zou and Mr. Lee are under negotiation as of the date of this Report.

Annual Incentive Compensation.  During 2011, Mr. Sabacky and certain other executive officers were eligible for target annual incentive bonuses of up to 60% of base salary based on performance objectives as determined by the Company’s Board after consultation with the employee.   The Compensation, Governance and Nominating Committee reserved the discretion to award, or to deny, annual incentive bonuses whether or not performance targets were achieved, as it deemed appropriate.  The Compensation, Governance and Nominating Committee did not award any incentive bonuses to any named executive officer for 2011; however, during 2011, in conjunction with their termination of service, Mr. Copeland and Mr. Fallini each received contractually bonus payments as part of their severance in the amounts of $185,205 and $98,301, respectively.

Mr. Huang, the Company's Chief Financial Officer, is entitled to special year-end performance pay of up to $25,000 based upon personal performance against targets established by the Company’s Board of Directors, which have not been established, and an annual bonus target opportunity in an amount, and based upon corporate measures, to be determined by the Board of Directors.

Targets for 2012. With respect to 2012, the Compensation, Governance and Nominating Committee has not approved an annual incentive bonus plan for the executive officers and, as of the date of this Report, has not consulted with the executive officers regarding target bonuses under the respective employment agreements.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2011:

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un-Exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
H. Frank Gibbard, President, Chief Executive Officer and Director	Nil	400,000(1)	Nil	1.34	9/30/2021
Terry Copeland, Former President, Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil
Stephen Huang, Vice president, Chief Financial Officer & Corporate Secretary	Nil	200,000(1)	Nil	1.34	09/30/2021
John Fallini, Former Vice President, Chief Financial Officer & Corporate Secretary	Nil	Nil	Nil	Nil	Nil
Bruce J. Sabacky, Vice President & Chief Technology Officer	6,250	Nil	Nil	16.28	3/10/2015
	5,376	Nil	Nil	13.68	3/10/2016
	10,000	Nil	Nil	13.68	3/10/2016
	2,642	Nil	Nil	10.52	1/15/2017
	18,750	Nil	Nil	10.52	1/15/2017
	18,750	Nil	Nil	14.88	1/15/2018
	25,000	Nil	Nil	4.88	1/15/2019
	22,500	Nil	Nil	4.40	1/15/2020

(1)	Options vest over four years from date of grant: 25% vest on September 30, 2012; 25% vest on September 30, 2013; 25% vest on September 30, 2014; and 25% vest on September 30, 2015.

Dr. Gibbard, the Company's former Chief Executive Officer, was granted an option to purchase 400,000 common shares in connection with his appointment in September 2011.  Mr. Huang, the Company's Chief Financial Officer, was granted an option to purchase 200,000 common shares in connection with his appointment in September 2011.

Option Exercises and Stock Vested

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2011.  Additionally, no stock awards vested in favor of the named executive officers during the fiscal year ended December 31, 2011.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not sponsor, and is not obligated to provide, any benefits under any defined benefit or non-qualified deferred compensation plan.  Executive officers are entitled to benefits generally available to all full-time salaried employees of the Corporation.  These benefits include up to 5 weeks per-year of paid time off for medical and vacation leave, subsidized group health plan coverage offered to all salaried employees of the Corporation, and eligibility to participate in the Corporation’s 401(k) Profit Sharing Plan (the “401(k) Plan”), matching contributions under the 401(k) Plan in an amount up to the greater of 50% of the first $2,500 contributed or 3% of the employee’s base salary.

Potential Payments upon Termination or Change-in-Control

Severance Provisions in Employment Agreements.  The employment agreement of Mr. Huang, the Company's Chief Financial Officer, includes the following severance provisions:  If Mr. Huang’s employment is terminated by the Company without cause or by Mr. Huang for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Huang to relocate his place of employment without Mr. Huang’s consent, or (c) a material adverse change in Mr. Huang’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Huang is entitled to a severance benefit equal to (i) his base salary for two months if the termination occurs during the six-months following the effective date, or his base salary for a period of two months for each year of employment with the Company if the termination occurs on or after the expiration of the six-month anniversary of the agreement’s effective date, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Huang  is not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Huang without good reason.

The employment agreement of the Mr. Sabacky provides (and those for Mr. Copeland and Mr. Fallini provided) that if his employment is terminated by the Company without cause, or by him for good reason, he is entitled to a severance benefit equal to his base salary for one year, a bonus equal to a pro-rated (based upon the elapsed days in the calendar year) portion of 60% of his base salary, and health benefits for one year (18 months if termination is by the Company). The one-year base salary severance benefit will be extended to 16 months if either he was required to relocate more than 50 miles in order to commence employment and the termination occurs within two years of commencement of employment, or he later consents to a relocation of his employment and the termination occurs within two years of such voluntary relocation.  Good reason includes, among other things, (a) the Company requiring the officer to relocate his place of employment without the officer’s consent, or (b) a material adverse change in the officer’s title, position, and/or duties 90 days before or within one year after a change of control.  Mr. Sabacky is not entitled to any severance if his employment is terminated at any time by the Company with cause or by the officer without good reason.

Dr. Copeland’s base salary was $325,000 per year prior to the termination of his employment in September 2011, which triggered a severance payment obligation; Mr. Fallini’s base salary was $230,006 per year prior to the termination of his employment in September 2011, which triggered a severance payment obligation;  Mr. Gibbard’s base salary was $280,000 per year prior to the termination of his employment in April 2012; and Mr. Sabacky’s current base salary is $225,000 per year.

Acceleration of Vesting of Options.  The employment agreements of each of the named executive officers, require that all options and other equity awards granted to the named executive officer provide that the award immediately vests as of the effective date of a “Change of Control Event”.  A “Change of Control Event” is defined in the agreement to mean (a) any capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of the Company), (b) the sale, transfer or other disposition of all or substantially all of  the Company’s assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding common shares.  The closing of the common share issuance with Canon qualified as Change of Control Event for each of the named executive officers in office at such time.

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended December 31, 2011 of all persons who served as directors of the Company during 2011, except for H. Frank Gibbard, President and Chief Executive Officer and Terry Copeland, Former President and Chief Executive officer, whose compensation is described in the previous tables:

Name (a)	Fees Earned Or Paid in Cash(1) ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compen-sation(2) ($) (g)	Total ($) (h)
Jon N. Bengtson*	29,417	Nil	Nil	Nil	Nil	55,000	84,417
Hossein Asrar Haghighi*	14,583	Nil	Nil	Nil	Nil	55,000	69,583
George E. Hartman*	18,083	Nil	Nil	Nil	Nil	55,000	73,083
Pierre Lortie*	34,583	Nil	Nil	Nil	Nil	55,000	89,583
Robert van Schoonenberg*	25,083	Nil	Nil	Nil	Nil	55,000	80,083
Alexander Lee(3)	31,500	Nil	Nil	Nil	Nil	55,000	86,500
Yincang Wei	8,871	Nil	Nil	Nil	Nil	Nil	8,871
Guohua Sun	8,871	Nil	Nil	Nil	Nil	Nil	8,871
Guohua Wei*	753	Nil	Nil	Nil	Nil	Nil	753
Jun Liu	8,871	Nil	Nil	Nil	Nil	Nil	8,871
Liming Zou	8,871	Nil	Nil	Nil	Nil	Nil	8,871
Zhigang (Frank) Zhao	11,089	Nil	Nil	Nil	Nil	Nil	11,089
Simon Xue*	8,172	Nil	Nil	Nil	Nil	Nil	8,172
Hong Guo	4,247	Nil	Nil	Nil	Nil	Nil	4,247

* No longer serves as a director of the Company.

(1)      During January 2011 through July 22, 2011, the Company paid all directors who are not employees of the Company a fee of $6,250 per quarter. In addition, directors who are not employees and provide service in the following positions received the following additional fees:

Position	Additional Compensation
Chairman of the Board	$4,000 per quarter
Audit Committee Chair	$3,000 per quarter
Compensation, Governance and Nominating Committee Chair	$2,000 per quarter
Audit Committee	$1,500 per quarter
Compensation, Governance and Nominating Committee	$1,000 per quarter
Other Committee Chair or Member	Determined upon formation

In October 2011, the Board of Directors approved a resolution providing that members of the Board, other than Mr. Lee, would be compensated at the rate of $20,000 per year, which is being paid quarterly.   Mr. Lee will continue to be compensated under the previous policy as described above.  Additionally, Mr. Zhao is compensated $1,250 per quarter, as Chairman of the Audit Committee.

No amounts were paid to either of Dr. Gibbard or Dr. Copeland in 2011 in his capacity as a director.

Directors of the Company and its subsidiaries are also entitled to participate in the 1998 Plan and the 2005 Plan.  There were no stock option awards outstanding and held by directors as of December 31, 2011.

(2)      Historically, the Company issued either restricted stock or stock options to the Directors at their option based on a pre-approved dollar amount annually after the annual meeting is held.  In 2011, in light of the pending change in control, the Company issued cash compensation in the amount of $55,000 in lieu of restricted stock or stock options.

(3)      As an employee of Al Yousuf LLC, Mr. Lee assigns any common shares subject to options or common share awards earned in connection with their respective Director’s seat to Al Yousuf LLC.  As such, Mr. Lee does not have voting or disposition rights over the common shares awarded to him.

Compensation, Governance and Nominating Committee Interlocks and Insider Participation

The current members of the Compensation, Governance and Nominating Committee are Yincang Wei, Guohua Sun and Jun Liu.  Prior to July 2011, the members of the Compensation, Governance and Nominating Committee were Robert van Schoonenberg (Chair), Alexander Lee and Jon Bengtson.  The Company had no relationship during 2011 requiring disclosure under Item 404 of Regulation S-K with respect to any of the persons who served on the Compensation, Governance and Nominating Committee during 2011, except as follows:

On July 22, 2011, the Company and Canon completed the sale by the Company, and the purchase by an affiliate of Canon, through Energy Storage (China), of 37,036,807 common shares of the Company at a purchase price of $1.5528 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon.

As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  Energy Storage (China), a subsidiary of Canon, which is controlled by Mr. Yincang Wei, owns 53.3% of the outstanding common shares of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (5 of 9 directors initially), (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common shares of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

In addition to the Share Subscription Agreement and Investor Rights Agreement, the Company, Altair and YTE entered into the Supply Agreement on September 20, 2010.  Pursuant to the Supply Agreement, YTE has agreed to purchase nLTO, 11 Ahr battery cells and a 1 megawatt ALTI-ESS system from the Company for an aggregate purchase price of $6.6 million for delivery in 2010 and 2011.    Pursuant to an amendment, YTE’s obligation to purchase the remainder of the nano lithium titanate has been deferred until the parties reach mutually satisfactory resolution on certain technical issues relating to the transfer of technology.  This deferral may be indefinite.  The Supply Agreement also includes an agreement by the Company to license its nLTO manufacturing technology at no cost to the owner of a manufacturing facility in China, as long as the Company owns a majority of the owner of such facility.  In addition, under the Supply Agreement, the Company grants to YTE a license to use the Company’s battery technology to manufacture batteries during a term commencing on the effective date of the Supply Agreement and continuing as long as YTE purchases at least 60 tons of nLTO annually.  The battery technology license is exclusive in China (including Taiwan, Hong Kong and Macau) as long as YTE purchases at least 1,000 tons of nLTO per year after 2010 and is non-exclusive in the remainder of Asia (excluding the Middle East), Australia and New Zealand. YTE is an indirect majority-owned and the primary operating subsidiary of Canon.  Mr. Yincang Wei and Mr. Guohua Sun, each a director, are the Chairman and a Director of YTE, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation, Nominating and Governance Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company.  Security holders have approved all option plans.  The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,564,824	$5.58	5,303,942
Equity compensation plans not approved by security holders	None	N/A	None
Total	1,564,824	$5.58	5,303,942

Of the total 5,303,942 securities remaining available for future issuance, only 303,942 are subject to an effective Registration Statement on Form S-8.  The Board of Directors has not authorized the filing of Form S-8 with respect to the 5,000,000 added to the plan in 2011 and, as a result, our ability to grant options or other awards with respect to such shares is severely restricted.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth below is information with respect to beneficial ownership of common shares as of March 31, 2012 by the named executive officers of the Company, by each of the directors of the Company, by all current executive officers and directors of the Company as a group and by each person known to the Company to beneficially own 5% or more of the outstanding common shares.

 To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Title of Class	Name of Officer or Director	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common	H. Frank Gibbard (Former President, Chief Executive Officer and Director)	None	*
Common	Stephen B. Huang (Vice President, Chief Financial Officer and Corporate Secretary)	None	*
Common	Terry M. Copeland (Former President, Chief Executive Officer and Director)	None(3)	*
Common	John C. Fallini (Former Vice President, Chief Financial Officer and Corporate Secretary)	None(3)	*
Common	Bruce J. Sabacky (Vice President and Chief Technology Officer)	112,547(4)	*
Common	Alexander Lee (Interim Chief Executive Officer and Director)	None(5)	N/A
Common	Yincang Wei (Director)	37,036,807(6)	53.3%
Common	Guohua Sun (Director)	37,036,807(6)	53.3%
Common	Jun Liu (Director)	None	N/A
Common	Liming Zou (Director)	None	N/A
Common	Zhigang (Frank) Zhao (Director)	None	N/A
Common	Hong Guo (Director)	None	N/A
Common	All Current Directors and Officers as a Group	37,290,468(7)	53.69%
(11 persons)
Title of Class	Name and Address of 5% Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Al Yousuf LLC Sheikh Zayed Rd., P.O. Box 25, Dubai, United Arab Emirates	5,098,966 (8)	7.34%
Common	Canon Investment Holdings Limited and Affiliates Villa 1, Huajing Garden, Jida, Zhuhai, Guagndong, China	37,036,807(6)	53.3%

  * Represents less than 1% of the outstanding common shares.

(1)
Includes all common shares issuable pursuant to the exercise of options and warrants that are exercisable on or before May 31, 2012, but does not include shares issuable pursuant to options and warrants exercisable on or before May 31, 2012 that are held by other persons or groups.  Does not include any common shares subject to options that are not exercisable on or before May 31, 2012 or subject to options that vest only upon the occurrence of events, such as a rise in the market price of the common shares, outside of the control of the optionee.

(2)
Based on 69,452,487 common shares outstanding as of March 31, 2012. Common shares underlying options, warrants or other convertible or exercisable securities are, to the extent exercisable on or before May 31, 2012, deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such convertible and exercisable securities, but not for purposes of calculating any other person’s percentage ownership.

(3)	Such person no longer files reports or otherwise provides information to the Company. Information is based upon informal confirmations.

(4)	Includes 109,268 common shares subject to options granted to Mr. Sabacky pursuant to the1998 Plan and the 2005 Plan.
(5)
As an employee of Al Yousuf LLC, Mr. Lee assigns any common shares subject to options or common share awards earned in connection with their Director’s seat to Al Yousuf LLC.  As such, Mr. Lee does not have voting or disposition rights over the common shares awarded to him.

(6)
Represents shares owned of record by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation.  Such shares are beneficially owned by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation, Canon Investment Holdings Limited, a Hong Kong corporation, Mr. Yincang Wei, the Executive Director and sole stockholder of Canon,  Zhuhai Jiamei Energy Technology Co., Ltd., a company organized under the laws of China, and Zhuhai Yintong Energy Co., Ltd., a Hong Kong corporation.   Yincang Wei and Guohua Sun have voting and investment power with respect to such shares. Information based on a Schedule 13D filed by such persons on October 12, 2011.

(7)	Includes 253,661 common shares subject to options granted to officers and directors pursuant to the 1998 Plan and the 2005 Plan.

(8)	Information based on an Amendment No. 2 to Schedule 13D filed by Al Yousuf LLC and its affiliates on October 8, 2010, as adjusted to reflect a 2010 consolidation.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On July 22, 2011, the Company and Canon completed the sale by the Company, and the purchase by an affiliate of Canon, through Energy Storage (China), of 37,036,807 common shares of the Company at a purchase price of $1.5528 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon.

As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  Energy Storage (China), a subsidiary of Canon, which is controlled by Mr. Yincang Wei, owns 53.3% of the outstanding common shares of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (5 of 9 directors initially), (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common shares of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

In addition to the Share Subscription Agreement and Investor Rights Agreement, the Company, Altair and YTE entered into the Supply Agreement on September 20, 2010.  Pursuant to the Supply Agreement, YTE has agreed to purchase nLTO, 11 Ahr battery cells and a 1 megawatt ALTI-ESS system from the Company for an aggregate purchase price of $6.6 million for delivery in 2010 and 2011.    Pursuant to an amendment, YTE’s obligation to purchase the remainder of the nano lithium titanate has been deferred until the parties reach mutually satisfactory resolution on certain technical issues relating to the transfer of technology.  This deferral may be indefinite.  The Supply Agreement also includes an agreement by the Company to license its nLTO manufacturing technology at no cost to the owner of a manufacturing facility in China, as long as the Company owns a majority of the owner of such facility.  In addition, under the Supply Agreement, the Company grants to YTE a license to use the Company’s battery technology to manufacture batteries during a term commencing on the effective date of the Supply Agreement and continuing as long as YTE purchases at least 60 tons of nLTO annually.  The battery technology license is exclusive in China (including Taiwan, Hong Kong and Macau) as long as YTE purchases at least 1,000 tons of nLTO per year after 2010 and is non-exclusive in the remainder of Asia (excluding the Middle East), Australia and New Zealand. YTE is an indirect majority-owned and the primary operating subsidiary of Canon.  Mr. Yincang Wei and Mr. Guohua Sun, each a director, are the Chairman and a Director of YTE, respectively.

Committee Membership and Independence

The members of the Compensation, Governance and Nominating Committee as of the date of this Report are Yincang Wei, Guohua Sun and Jun Liu, none of whom is independent under NASDAQ’s listing standards.  Because the Company is a controlled company under NASDAQ rules, it is not required to have an independent compensation or nomination process.  The Compensation, Nominating and Governance Committee met four times during 2011, three times in person and one time by telephone.

Currently, with the exception of Alexander Lee, the Audit Committee is comprised solely of non-employee directors, each of whom has been determined by the Board to be independent under the requirements of the NASDAQ listing standards and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”).

Item 14.  Principal Accounting Fees and Services.

Perry-Smith LLP was the Company’s independent registered public accounting firm until October 31, 2011.

	2011	2010

Audit Fees	$67,025	$258,745
Audit-Related Fees	11,000	-
Tax Fees	34,935	91,040
All Other Fees	-	20,340
	$112,960	$352,125

Crowe Horwath LLP, the Company’s current independent registered public accounting firm was appointed as of November 1, 2011.

	2011	2010

Audit Fees	$160,030	$-
Audit-Related Fees	-	-
Tax Fees	13,205	-
All Other Fees	-	-
	$173,235	$-

Audit Fees.

Audit Fees include fees for services rendered in connection with the audit of the Corporation’s financial statements for such fiscal years including the cost of auditing internal controls over financial reporting, for the reviews of the Corporation’s interim financial statements and for the review of SEC registration statements.

Audit-Related Fees.

Audit-Related Fees include fees for services rendered in connection with the audit of the Corporation’s employee benefit plan.

Tax Fees.

Tax Fees include fees for services rendered in connection with the preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All Other Fees.

All Other Fees include fees for services pertaining to the domestication.

Audit Committee Pre-Approval Policy.  The Audit Committee pre-approves the services provided to the Company by its independent public accounting firm in connection with the audit of the Corporation’s annual financial statements, the review of the Corporation’s quarterly financial statements and tax preparation and consultation.  Management is not permitted to engage its independent public accounting firm for other audit or permitted non-audit services without the case-by-case pre-approval of the Audit Committee.  The Audit Committee approved all the services provided to the Corporation by its independent public accounting firm described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Articles of Continuance and Certificate of Amendment	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011.**
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on April 29, 2011. **
4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2011.**
4.2	Amended and Restated Shareholder Rights Plan dated October 15, 1999, with Equity Transfer Services, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 1999. **
4.2.1	Amendment No. 1 to Shareholders Rights Plan Agreement dated October 6, 2008, with Equity Transfer Services, Inc.	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2008. **
4.2.2	Restated Amendment No. 2 to Amended and Restated Shareholder Rights Plan Agreement with Equity Transfer Services	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2011. **
4.3	Form of Common Share Purchase Warrant re May 2009 Offering	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2009. **
4.4	Form of Series A Common Share Purchase Warrant re March 2011 Offering	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2011
10.1	Altair International Inc. Stock Option Plan (1996)***	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-33481 filed with the SEC on July 11, 1997.
10.2	1998 Altair International Inc. Stock Option Plan***	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.3	Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (Amended and Restated)***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.4	Standard Form of Stock Option Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.5	Standard Form of Stock Option Agreement for Executives under 2005 Stock incentive Plan ***	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.6	Standard Form of Restricted Stock Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.7	Standard Form of Director’s Indemnification Agreement***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2008. **
10.8	Flagship Business Accelerator Tenant Lease dated July 1, 2007 with the Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC August 9, 2007. **
10.8.1	Amendment to the Flagship Business Accelerator Tenant Lease dated March 1, 2008 with the Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.9	Employment Agreement dated April 7, 2008 with John Fallini***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2008. **
10.10	Employment Agreement dated September 9, 2010 with Robert Pedraza***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2010. **
10.11	Registration Rights Agreement dated November 29, 2007 with Al Yousuf LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007. **
10.11.1	Amendment No. 1 to Registration Rights Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.11.2	Amendment No. 2 to Registration Rights Agreement with Al Yousuf, LLC dated August 14, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2009. **
10.13	Stock Purchase and Settlement Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.14	Employment Agreement dated September 4, 2009 with Bruce Sabacky***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2009. **
10.15	Employment Agreement dated April 7, 2010 with Terry Copeland***	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 9, 2010, File No. 001-12497

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.16	Product Purchase Agreement dated May 4, 2010 with Proterra Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2010, File No. 001-12497
10.17	Redemption Agreement dated April 30, 2010 with The Sherwin-Williams Company and AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.18	Definitive Agreement dated April 30, 2010 with The Sherwin-Williams Company and AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.19	License Agreement dated April 30, 2010 with AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.20	Amended and Restated Master Product Purchase Agreement dated June 22, 2010 with Proterra, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2010, File No. 001-12497
10.21	Purchase Order No. 3 and Security Agreement dated June 22, 2010 with Proterra, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2010, File No. 001-12497
10.22	Share Subscription Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.22.1	First Amendment to Share Subscription Agreement dated February 16, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 16, 2011. **
10.22.2	Second Amendment to Share Subscription Agreement dated May 17, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 17, 2011.**
10.22.3	Third Amendment to Share Subscription Agreement dated June 3, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2011.**
10.22.4	Fourth Amendment to Share Subscription Agreement dated June 20, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2011.**
10.22.5	Fifth Amendment to Share Subscription Agreement dated July 21, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 25, 2011.**
10.23	Conditional Supply and Technology Licensing Agreement dated September 20, 2010 with Zhuhai Yintong Energy Co. Ltd., a wholly-owned subsidiary of Canon.	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.24	Investor Rights Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.25	Waiver and Rights Agreement dated September 20, 2010 with Al Yousuf LLC and Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.26	Employment Agreement dated August 25, 2010 with Dan Voelker***	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 27, 2010. **
10.27	Employment Agreement dated August 25, 2010 with Tom Kieffer***	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 27, 2010. **
10.28	2010 Annual Incentive Bonus Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2011.**
10.29	Placement Agent Agreement dated March 28, 2011 with JMP Securities LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 30, 2011.**
10.30	Form of Securities Purchase Agreement dated March 28, 2011 re March 2011 Offering	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 30, 2011.**
10.31	Note Secured by a Deed of Trust dated April 25, 2011	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.32	Deed of Trust dated April 25, 2011	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.33	Guaranty dated April 25, 2011 by Altair Nanotechnologies, Inc. and Altair Nano, Inc. for the benefit of Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.34	Hazardous Materials Indemnity Agreement dated as of April 27, 2011 by Altair Nanotechnologies Inc. to Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.35	Revised Sales Agreement dated February 9, 2011 with Inversiones Energeticas, S.A. de C.V.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011.**
10.36.1	INE Extension effective September 9, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
10.37	Employment Agreement effective September 18, 2011 with Dr. H. Frank Gibbard	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.38	Employment Agreement effective September 18, 2011 with Stephen B. Huang	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
21	List of Subsidiaries*	Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**

23.1	Consent of Crowe Horwath LLP	Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**
23.2	Consent of Perry- Smith LLP	Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**
24	Powers of Attorney	Included in the Signature Page of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**
32.2	Section 1350 Certification of Chief Financial Officer	Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**
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

Incorporated by reference from Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.**

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

ALTAIR NANOTECHNOLOGIES INC.

Date: April 30, 2012	By:	/s/ Alexander Lee
Alexander Lee,
Interim Chief Executive Officer