Form 10-Q
period 2012-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2012-05-11
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   X   NO  .

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

As of May 11, 2012 the registrant had 69,452,487 Common Shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,460	$46,519
Restricted cash	293	-
Accounts receivable, net	127	333
Product inventories, net	8,926	7,220
Prepaid expenses and other current assets	2,239	2,240
Total current assets	52,045	56,312

Property, plant and equipment, net	6,575	6,870

Patents, net	331	350

Total Assets	$58,951	$63,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$5,984	$5,870
Accrued salaries and benefits	875	1,132
Accrued warranty	364	354
Accrued liabilities	452	421
Deferred revenues	2,008	1,616
Warrant liabilities	577	654
Current portion of long-term debt	5	12
Total current liabilities	10,265	10,059

Total Liabilities	10,265	10,059

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 69,452,487 shares issued and outstanding at March 31, 2012 and December 31, 2011	245,617	245,617
Additional paid in capital	12,351	12,279
Accumulated deficit	(209,282)	(204,423)
Total stockholders' equity	48,686	53,473

Total Liabilities and Stockholders' Equity	$58,951	$63,532

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Product sales	$197	$2,366
License fees	60	60
Commercial collaborations	-	2
Contracts and grants	-	123
Total revenues	257	2,551

Cost of goods sold
Product	406	2,611
Contracts and grants	-	128
Warranty and inventory reserves	14	46
Total cost of goods sold	420	2,785

Gross loss	(163)	(234)

Operating expenses
Research and development	1,833	2,056
Sales and marketing	920	1,051
General and administrative	1,749	2,171
Depreciation and amortization	269	375
Loss on disposal of assets	-	16
Total operating expenses	4,771	5,669
Loss from operations	(4,934)	(5,903)

Other income (expense)
Interest expense	(2)	(7)
Realized loss on investment	-	(1)
Change in fair value of warrant liabilities	77	-
Total other income (expense), net	75	(8)

Net loss	$(4,859)	$(5,911)

Loss per common share - basic and diluted	$(0.07)	$(0.22)

Weighted average shares - basic and diluted	69,452,487	26,844,583

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	27,015,680	$189,491	$12,297	$(184,490)	$17,298

Net loss	-	-	-	(5,911)	(5,911)
Share-based compensation	-	77	128	-	205
Common stock issued, net of issuance costs of $689 and warrant liabilities	3,600,000	3,806	-	-	3,806
Balance, March 31, 2011	30,615,680	$193,373	$12,425	$(190,401)	$15,397

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	69,452,487	$245,617	$12,279	$(204,423)	$53,473

Net loss	-	-	-	(4,859)	(4,859)
Share-based compensation	-	-	72	-	72

Balance, March 31, 2012	69,452,487	$245,617	$12,351	$(209,282)	$48,686

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,859)	$(5,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	375
Share-based compensation	72	205
Loss on disposal of fixed assets	-	16
Change in fair value of warrants	(77)	-
Changes in operating assets and liabilities:
Accounts receivable, net	206	377
Product inventories	(1,635)	1,021
Prepaid expenses and other current assets	1	112
Trade accounts payable	114	(297)
Accrued salaries and benefits	(258)	528
Accrued warranty	10	8
Deferred revenues	392	(998)
Accrued liabilities	33	44
Net cash used in operating activities	(5,732)	(4,520)

Cash flows from investing activities:
Increase in restricted cash	(293)	-
Purchase of property, plant and equipment	(27)	(76)
Proceeds from disposition of assets	-	5
Net cash used in investing activities	(320)	(71)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	-	5,734
Payment of notes payable	-	(119)
Repayment of long-term debt	(7)	(5)
Net cash (used in) provided by financing activities	(7)	5,610

Net (decrease) increase in cash and cash equivalents	(6,059)	1,019

Cash and cash equivalents, beginning of period	46,519	4,695

Cash and cash equivalents, end of period	$40,460	$5,714

Supplemental disclosures:
Cash paid for interest	$1	$1

Cash paid for income taxes	None	None

Non-cash transactions:
Acquisition of assets included in accounts payable	$-	$85

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation and Going Concern

The interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (the “Company”) are unaudited. These consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The 2011 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP.

The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, including our expansion into China, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations through operating revenues and through the issuance of equity securities (common shares, stock options and warrants), and debt (term notes). Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales and funding through additional financing or raising additional capital in 2012 to fund our China expansion as well as sustain our U.S. operations will be sufficient to enable us to continue as a going concern through March 31, 2013.

Note 2.  Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Other than the additional disclosure requirements (see Note 3.) the adoption of this guidance had no impact on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this guidance had no impact on the financial statements or disclosures as the Company has no items of other comprehensive income.

Note 3.  Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of March 31, 2012 or December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

There were no assets recorded at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

In arriving at fair-value estimates, we utilize the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement characterized based upon the lowest level of input that is significant is applied to the fair-value measurement. For us, recurring fair-value measurements are performed for warrant liabilities.

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as liabilities in the consolidated balance sheet were as follows:

	Level	March 31, 2012	December 31, 2011
Warrant liabilities:	3	$577	$654

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at March 31, 2012	Valuation technique	Unobservable input
Liabilities:
Warrant liabilities	$577	Black-Scholes-Merton option pricing model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

The Company utilizes inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing the liability and Company market data or assumptions that market participants would use in pricing the liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. These instruments are valued using a Black-Scholes-Merton option-pricing model using market information as of the reporting date such as prevailing interest rates, the Company’s stock price volatility, and expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at March 31, 2012:

	Cost	Fair Value	Carrying Value
Warrant liabilities:	$1,928	$577	$577

Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

Warrant liabilities
Opening balance – December 31, 2011	$654
Purchases, sales, issuances, and settlements*	—
Transfers into and (or) out of Level 3*	—
Change in fair value	(77)
Unrealized gains / (losses)	—
Other adjustments	—

Closing balance – March 31, 2012	$577

*  There were no purchases, sales, issuances or settlements of Level 3 financial instruments.

Other Financial Instruments
The carrying values and fair values of the Company’s other financial instruments were as follows:

		March 31, 2012		December 31, 2011
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	1	$40,460	$40,460	$46,519	$46,519
Restricted cash	1	293	293	—	—
Accounts receivable, net	2	127	127	333	333
Trade accounts payable	2	5,984	5,984	5,870	5,870
Long-term debt due within one year	2	5	5	12	12

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Accounts receivable, Trade accounts payable and Long-term debt due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy. The fair value amounts of Accounts receivable, Trade accounts payable and Long-term debt due within one year were classified in Level 2 of the fair value hierarchy.

Note 4.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	March 31, 2012	December 31, 2011
Raw materials	$3,717	$4,193
Work in process	5,132	2,982
Finished goods	77	45
Total product inventories	$8,926	$7,220

As of March 31, 2012 and December 31, 2011, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances on product inventories totaled $216,000 and $264,000 at March 31, 2012 and December 31, 2011, respectively.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	March 31, 2012	December 31, 2011

Prepaid inventory purchases	$336	$801
Prepaid insurance	148	259
Deposits	341	341
Deferred contract costs	1,283	678
Other prepaid expenses and current assets	131	160
Total prepaid expenses and other current assets	$2,239	$2,240

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands of dollars
	March 31, 2012	December 31, 2011
Machinery and equipment	$10,820	$11,117
Building and improvements	4,324	4,447
Furniture, office equipment & other	1,853	1,826

Total	16,997	17,390
Less accumulated depreciation	(10,422)	(10,520)
Total property, plant and equipment	$6,575	$6,870

Depreciation expense for the three months ended March 31, 2012 and 2011, totaled $250,000 and $356,000, respectively.

Note 7.  Patents

       Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of March 31, 2012 and December 31, 2011 were:

In thousands of dollars

	March 31, 2012	December 31, 2011
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,035)	(1,016)
Total patents and patent applications	$331	$350

         The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended March 31, 2012 and March 31, 2011, was $19,000.  For each of the next four years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense for the fifth year is expected to be approximately $27,000.

Note 8.  Stock-Based Compensation

   At March 31, 2012, we have the 2005 stock incentive plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.  The compensation cost that has been charged against income for this Plan was $72,000 and $205,000, for the three months ended March 31, 2012, and 2011, respectively.  Of this amount, $0 and $77,000 was recognized in connection with restricted stock and options granted to non-employees for the three months ended March 31, 2012 and 2011, respectively.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007. On June 23, 2011, we held an annual and special meeting of shareholders. The proposal to increase the number of authorized shares under the Plan from 2,250,000 to 7,250,000 shares was approved at this meeting. The additional 5,000,000 shares approved by the stockholders are not available for stock option issuance at this time, as the Board of Directors has not authorized the filing of the related Registration Statement on Form S-8. Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,022,100 common shares were granted (net of expirations) and options for 8,750 common shares are outstanding and unexercised at March 31, 2012. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

	March 31, 2012	March 31, 2011
Stock Price	$0.60	$1.58
Exercise Price	$2.56	$2.56
Expected Volatility	107%	94%
Expected Dividend Yield	None	None
Expected Term (in years)	4.3	5.5
Risk-free Interest Rate	0.36%	2.26%

As of March 31, 2012, the value of the warrant liability was $0.6 million and the change in fair value during the three months ended March 31, 2012 was a gain of $77,000. The gain was recorded as other income in the statement of operations.

Warrant activity for the three months ended March 31, 2012 and 2011 is summarized as follows:

                  In thousands of dollars

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1,	2,476,654	$2.49	1,757,115	$4.61
Issued	-	-	1,800,000	2.56
Expired	-	-	-	-
Warrant redemption	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31,	2,476,654	$2.49	3,557,115	$3.23
Currently exercisable	2,476,654	$2.49	1,757,115	$4.61

The following table summarizes information about warrants outstanding at March 31, 2012:

	Warrants Outstanding and Exercisable
		Weighted Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$1.00 to $2.30	676,654	4.1	$2.30
$2.31 to $4.00	1,800,000	4.5	$2.56
	2,476,654	4.3	$2.49

Note 10.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells battery systems.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders for the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.  For both quarters presented, the activity relating to the Performance Materials and Life Sciences divisions have been reclassified into All Other operations.

Reportable segment data reconciled to the consolidated financial statements as of the three-month periods ended March 31, 2012 and March 31, 2011 is as follows:

     In thousands of dollars

			Depreciation
		Loss (Gain)	and
	Net Sales	From Operations	Amortization	Assets
March 31, 2012
Power & Energy Group	$197	$4,894	$251	$58,560
All Other	60	40	18	391
Consolidated Total	$257	$4,934	$269	$58,951

March 31, 2011
Power & Energy Group	$2,297	$5,972	$356	$23,006
All Other	254	(69)	19	528
Consolidated Total	$2,551	$5,903	$375	$23,534

In the table above, the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

During the first quarter of 2012, long-lived assets decreased $314,000 for the Power and Energy Group.  During the first quarter of 2011, long-lived asset additions consisted of $162,000 for the Power and Energy Group.

For the three months ended March 31, 2012, we had sales to the following major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2012 and the balance of their accounts receivable at March 31, 2012 were as follows:

 In thousands of dollars

	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2012	March 31, 2012
Power and Energy Group:
Hybricon	$131	$-
Younicos AG	$63	$-

All Other Division:
Alsher Titania, LLC	$60	$60

For the three months ended March 31, 2011, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2011 and the balance of their accounts receivable at March 31, 2011 were as follows:

                             In thousands of dollars

	Sales	Accounts Receivable
	Three Months Ended	Balance at
Customer	March 31, 2011	March 31, 2011
Power and Energy Group:
Yintong Energy (YTE)*	$1,713	$150
Proterra, LLC	$512	$379

*YTE (an affiliate of Canon) became a related party, as of July 21, 2011.

Revenues for the three-month periods ended March 31, 2012, and 2011 by geographic area were as follows:

                           In thousands of dollars

	Sales	Sales
	Three Months Ended	Three Months Ended
Geographic information (a):	March 31, 2012	March 31, 2011

United States	$60	$826
China		1,713
Germany	63	-
Sweden	131	-
Other foreign countries	3	12
Total	$257	$2,551

Note 11.  Commitments and Contingencies

Contingencies — We are subject to claims in the normal course of business.  Management, after consultation with legal counsel, believes that liabilities, if any, resulting from such claims will not materially affect our financial position or results of operations.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied.  A second motion related to interpretation of the indemnity provisions of the underlying agreement is pending.  Meanwhile, discovery continues

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altairnano filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altairnano seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altairnano in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altairnano claims that Mr. Cheng is entitled to no fee, and that Altairnano is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altairnano has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng.  The parties have engaged in limited settlement discussions and, the case is not actively proceeding while settlement discussions are pending.

Note 12. Subsequent Events

Progress in China

On April 19, 2012, our subsidiary Altair Nanotechnologies (China) Co., Ltd. ("Altair China") entered into an Agreement (the “Agreement") with Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, in Hebei Province in China.

The Agreement provides the framework for Altair China's location of an up to 3,000 ton per annum lithium titanate oxide (LTO) manufacturing facility in a newly formed technology park in Wu'an, anticipates the future expansion of such facility based on market demand and the establishment of an energy storage system production line.

To provide incentives for Altair China to locate in Wu'an, the government of Wu'an has agreed, subject to tender, auction and listing procedures that may be required by law, to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term and, subject to certain limitations and procedures, to provide tax incentives to Altair China.  The Agreement anticipates that Altair China will establish a presence in Wu'an immediately, the land use rights being granted in summer of 2012 and the first phase of Altair China's manufacturing facility being completed in late 2013.

The Agreement contemplates the purchase by Wu'an and Handan of electric buses beginning in late 2012 and continuing over a period of years, and the future purchase of electric taxis and energy storage systems.  The Agreement also contemplates the adoption of laws and policies regulations facilitating or supporting the use of battery energy storage systems to support wind power projects, multi-tenant residential constructions and other initiatives, as well as various tax and loan-related incentives.

The Agreement contemplates the negotiation of additional terms and conditions related to the land use grant, the product purchases and the other support initiatives, including purchase price with respect to many of the electric vehicles, the energy storage systems and related matters.  In addition, the purchases and support initiatives are generally subject to procedural and substantive limitations imposed by federal Chinese law that may limit the ability the respective governmental entity to implement such purchases and initiatives.

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

Overview

We are a Canadian corporation, with principal assets and operations in the United States, whose primary business is developing, manufacturing and selling our nano-lithium titanate battery systems.  Our primary focus is marketing advanced energy storage solutions for the electric grid, transportation, and industrial markets.

In 2010 we expanded our sales focus to include original equipment manufacturers in the commercial vehicle and industrial markets targeting applications that leveraged the key attributes of our technology. These markets include medium and heavy-duty trucks, rail, stationary industrial applications and micro-grid systems.  We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers. We believe the markets for advanced energy storage are maturing and as a result of our differentiated product attributes and the growing recognition we are receiving in the marketplace, that we have a very good chance of success. Customers are now telling us that unique attributes of our nano lithium titanate chemistry create real value for their businesses by allowing them to use energy storage in ways previously unachievable. Customers are most interested in the safety of our batteries, the long calendar and cycle life and the very fast charging capabilities over the widest temperature operating range in the industry.

Our historical revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales. Our current customer backlog includes purchase orders to (1) supply a one-megawatt ALTI-ESS energy storage system for a test of wind energy integration, (2) supply a one-megawatt ALTI-ESS energy storage system for a test of solar energy integration, (3) supply a 1.8-megawatt ALTI-ESS energy storage system to an electric utility and (4) supply a 1.8-megawatt ALTI-ESS energy storage system to a wind turbine manufacturer for integration into their wind energy systems for testing.

During the three months ending March 31, 2012 we formed Altair Nanotechnologies (China) Co., Ltd. ("Altair China"). Our intention is to launch manufacturing and sales operations in China with the goal of supplying the Chinese government with advanced energy solutions for the electric grid, transportation and industrial market segments. Initially, the operation will focus on powering electric buses, taxis, and building uninterruptible power systems for commercial buildings as well as electric grid energy storage. Consistent with this goal, in April 2012, Altair China signed an Agreement (the “Wu’an Agreement") with Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan"). This Wu’an Agreement anticipates a number of transactions between Altair China and Wu'an or Handan, the first of which is the agreement of Wu’an to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an.  The Wu’an agreement also anticipates purchases of electric buses and other products over time.

We have decided to consolidate our U.S. operations, where possible, for greater efficiency, more effective communication and cost reductions

General Outlook

Our current focus is on the development of battery systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric bus and electric power grid markets.

As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

●
Based on the success of the 2008 AES 2 megawatt frequency regulation trial, as validated in the KEMA, Inc. analysis and report, we have experienced a substantial amount of interest in our large scale battery systems from other entities and are in active sales development discussions with a number of them. In 2011, we accepted purchase orders to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) with two 1 megawatt ALTI-ESS energy storage systems for a test of wind and solar energy integration.  We are currently scheduled to install the wind system in the third quarter of 2012 and are currently scheduled to install the solar system in the fourth quarter of 2012.

●
On February 9, 2011, we signed a contract with Inversiones Energéticas, S.A. de C.V. (“INE”) for the supply and installation of a ten megawatt ALTI-ESS advanced battery system in El Salvador.  Total revenues under the Contract are $18 million to be recognized over an expected 14-month period following Altair’s receipt of the notice to proceed.  This project has been delayed as a result of obtaining necessary regulatory approvals to enable energy storage on the El Salvador electric grid.  We believe the necessary regulatory approvals will eventually be received.

●
We have supplied battery modules to Proterra, LLC, a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses for their all-electric and hybrid-electric buses. In 2011 we sold $2.1 million of battery modules to Proterra.  We do not expect to sell additional battery modules to Proterra during 2012 as they work through their inventory of battery modules.  We anticipate battery module sales to Proterra to begin again in 2013 as they gradually scale up their business.

●
Based on the demonstrated success of our battery in the Proterra bus application, we have also entered into discussions with a number of other bus manufacturers or systems integrators regarding joint development products or purchases of our battery products for transportation applications in the U.S., Europe and China.

●
We are in discussions with a number of industrial manufacturers of forklifts, elevators, mining, rail and other electric equipment whose use requires the long-life, rapid recharge, extreme operating temperature range or other differentiating attributes of our battery technology.

●
We are targeting China as a primary source of revenue for our battery systems targeted at the electric bus and power grid markets.  We recently formed Altair China, which signed the Wuan Agreement related to a number of transactions between Altair China and Wu'an or Handan, the first of which is the agreement of Wu’an to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $6.0 million, from $46.5 million at December 31, 2011 to $40.5 million at March 31, 2012.  This decrease in cash was primarily due to the $5.7 million of cash used in operating activities during the three months ending March 31, 2012.  The bulk of the cash used in operations went to cover our net loss of $4.9 million, along with $1.6 million build-up of work in process inventory related to the fulfillment of customer sales backlog.

During the three months ending March 31, 2011 we issued common shares and warrants to purchase common shares for net proceeds of $5.7 million.  We recorded a $1.9 million warrant liability related to this capital raise.  We also paid off $124,000 of debt.

As of March 31, 2012, we had cash totaling $40.5 million.  Of this amount, $32 million was transferred to Altair China in April 2012 to be used in our China operations.  The Board of Directors plans to develop a funding process for both our U. S. operations and our China operations moving forward.  For China, assuming our completion of the land transfer, development of suitable manufacturing plans and finalization of orders, we believe that project financing or indebtedness may be an option.  In the U.S., our operations may be supported in the near term by selling inventory, equipment and services to Altair China, and receiving fees associated with intellectual property licensing; however, in the longer term, we may need to raise equity capital for the U.S. and China operation, particularly to build out inventory if orders from China, Central America or other areas increase.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company.  Specifically, we would not generally qualify for long-term institutional debt financing.  Consistent with past practice, we expect to raise additional capital through the sale of common shares, convertible notes, stock options, and warrants.  We do not expect the current economic environment to preclude our ability to raise capital, but the overall cost of doing so will most likely be high.

Over the long-term, we anticipate substantially increasing revenues by entering into new contracts and increasing product sales in the stationary power, electric bus and selected other industrial markets.  However, this increase in revenues will be dependent on our ability to transition our battery modules and battery systems from prototypes into commercial grade products.

Capital Commitments and Expenditures

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2012:

     In thousands of dollars

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Service Agreements	$576	576	-	-	-
Capital Leases	$5	5	-	-	-
Operating Leases	$63	63
Unfulfilled Purchase Orders	$2,897	2,897	-	-	-
Total Contractual Obligations	$3,542	$3,542	$-	$-	$-

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the three months ending March 31, 2012.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31		March 31		March 31
	2012	2011	2012	2011	2012	2011
Revenues
Product sales	$197	$2,302	$-	$64	$197	$2,366
License fees	-	-	60	60	60	60
Commercial collaborations	-	-	-	2	-	2
Contracts and grants	-	(5)	-	128	-	123
Total revenues	197	2,297	60	254	257	2,551
					-	-
Cost of goods sold					-	-
Product	406	2,605	-	6	406	2,611
Contracts and grants	-	-	-	128	-	128
Warranty and inventory reserves	14	46	-	-	14	46
Total cost of goods sold	420	2,651	-	134	420	2,785
Gross (loss) profit	(223)	(354)	60	120	(163)	(234)
					-	-
Operating expenses					-	-
Research and development	1,832	2,024	1	32	1,833	2,056
Sales and marketing	920	1,051	-	-	920	1,051
General and administrative	1,749	2,171	-	-	1,749	2,171
Depreciation and amortization	251	356	18	19	269	375
Gain on diposal of assets	-	16	-	-	-	16
Total operating expenses	4,752	5,618	19	51	4,771	5,669
(Loss) income from operations	(4,975)	(5,972)	41	69	(4,934)	(5,903)

Other income (expense)
Interest expense	(2)	(7)	-	-	(2)	(7)
Realized gain on warrant liabilities	77	-	-	-	77	-
Realized loss on investment	-	(1)	-	-	-	(1)
Total (expense) other income, net	75	(8)	-	-	75	(8)
(Loss) income from continuing operations	(4,900)	(5,980)	41	69	(4,859)	(5,911)

Net (loss) gain	$(4,900)	$(5,980)	$41	$69	$(4,859)	$(5,911)

Revenues

Power and Energy Group revenue for the three months ending March 31, 2012 was $197,000.  This amount included revenue from battery modules sold to six customers testing our battery systems.  Revenues were lower by $2.3 million in the first quarter of 2012, primarily as a result of the sale of $1.7 million of products to YTE during the three months ending March 31,2011, which facilitated our entry into the China market. This included 25,000 11 amp hour cells, one ALTI-ESS system and nano-lithium titanate oxide.  Additionally we had $512,000 in battery module sales to Proterra during the three months ending March 31, 2011.

All Other contracts and grants revenue for the three months ending March 31, 2011 was from our ARO nanosensor grant with the U.S. Army.  Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through July 2, 2011.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales was $420,000 for the three months ended March 31, 2012.  Cost of goods sold (COGS) exceeded product sales by $223,000 due primarily to fixed manufacturing costs expensed during the period due to low inventory production levels.  This compared to $2.6 million of total COGS for the same period in 2011, due primarily to the YTE and Proterra revenue generated during 2011.  The COGS associated with the YTE product sales during the first quarter of 2011 was higher than the revenue generated by those product sales, leading to a gross loss of $354,000 in the first quarter of 2011 for the Power and Energy Group.  We sold this product to YTE at less than our cost in order to expose our products to the potentially large China economic market.

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

Operating Expenses

Operating expenses were down $0.9 million, or 16% during the three months ending March 31, 2012 compared to the three months ending March 31, 2011. This reduction is the result of constrained spending in all areas of the company.  Average employee headcount decreased by 22% from 107 employees during the three months ending March 31, 2011 to 83 employees for the corresponding 2012 period.  Research and development expenses decreased by $223,000, or 10% from $2.1 million to $1.8 million.  Sales and marketing expenses decreased by $131,000, or 12% from $1.0 million to $.9 million.  General and administrative expenses decreased by $422,000, or 19% from $2.2 million to $1.7 million.  We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

          Net loss generated during the three months ended March 31, 2012 totaled $4.9 million ($0.07 per share) compared to a net loss of $5.9 million ($0.22 per share) in the first quarter of 2011.

Risk Factors

Investing in our common shares involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report before deciding to invest in shares of our common stock.  In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance.  Our actual operating results and financial performance may be different from what we expect as of the date of this Report.  The risks described in this Report represent the risks that management has identified and determined to be material to our company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

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

As of March 31, 2012, we had approximately $40.5 million in cash and cash equivalents; however, $32 million of this amount was transferred to our China operations to fund expansion of operations into China and cannot be repatriated to the U.S. absent exceptional circumstances.  As a result, we expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

●
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

●	the price, volatility and trading volume of our common shares;
●	our financial results, particularly the amount of revenue we are generating from product sales;
●	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
●	our ownership structure and recent or anticipated dilution;
●	the amount of our capital needs;
●	the market's perception of our company and companies in our line of business; and
●	the economics of projects being pursued.

If we are unable to raise required capital we may be forced to discontinue operations.

We have entered into contractual provisions that may significantly limit our ability to raise capital in the near term.

In conjunction with the March 2011 “registered direct” offering, we entered a Securities Purchase Agreement pursuant to which we agreed that we would not sell securities at a price below $2.23 per share for a two-year period ending March 2013, unless the March 2011 transaction is approved by our shareholders.  Such approval will eliminate the floor on an exercise price adjustment in the warrants issued as part of the March 2011 offering.   If we do not either obtain shareholder approval or cause the parties to the Securities Purchase Agreement to waive or amend this restriction, our ability to raise capital prior to March 2013 will be significantly impaired.  This may affect our ability to obtain cash necessary to continue operations.

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

Any business that we conduct in China will likely be through Altair China, or a manufacturing subsidiary it intends to create. We have designated registered capital of the equivalent of $32 million for Altair China and have transferred that much to its accounts.  Chinese law severely limits the ability of Altair China to repatriate money to its non-Chinese parent. In general, any distributions to the non-Chinese parent must derive from profits, as determined in accordance with Chinese accounting standards and regulations.  Altair China will also be required to set aside at least 10% of its after-tax profit based on Chinese accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital.

These reserves are not distributable as dividends.  In addition, Altair China may be required to allocate a portion of its after-tax profit to a staff welfare and bonus fund.  Moreover, if Altair China incurs debt on its own behalf in the future, the instruments governing the debt may restrict Altair China's ability to pay dividends or make other distributions to us.  Any limitation on the ability of Altair China to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or enter into joint ventures that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

Our business is expected to be subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the People’s Republic of China (“PRC”) government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

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

●
Certain of our existing or potential customers or suppliers may be reluctant to do business with a company controlled by a single shareholder, or a China-based affiliate of a battery manufacturer, and, as a result, may cancel or choose not to make, orders.

●	We have experienced, and may continue to experience, significant turnover in key management, technical or other employees, resulting in loss of talent and company-specific knowledge and experience;
●
Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that most of the directors nominated by Canon do not speak English as a first language, or at all;

●
We plan to spend a portion, which may be substantial, of the proceeds from the Canon transaction on a sales office, and eventually manufacturing and/or assembly facilities, in China; this project may divert management attention and consume a significant amount of capital without anticipated results; and

●
We plan to relocate a significant portion of our operations to China. We have no patents in China protecting our intellectual property and believe that our ability to protect our trade secrets through agreements and litigation is limited. As a result, we may be unable to stop others from using our intellectual property in China.

●
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

●
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

Our nano lithium titanate battery materials and battery business is dependent upon a few current or potential customers, including a small number of power producers, smaller companies developing electric or hybrid electric buses and Chinese government agencies.  In addition, many of these customers are, or are expected to be, development partners who are subsidizing the research and development of products for which they may be the sole, or one of a few, potential purchasers.  As a result of the small number of potential customers and partners, our existing or potential customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms.  This may harm our attempts to sell products at prices that reflect desired gross margins.  In addition, the decision by a single or potential customer to chose not to purchase or abandon the use or development of a product may significantly harm both our financial results and the development track of one or more products.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our common shares may fall. Factors that may affect our operating results include the following:

●	fluctuations in the size, quantity and timing of customer orders;
●	timing of delivery of our services and products;
●	additions of new customers or losses of existing customers;
●	positive or negative business or financial developments announced by us or our key customers;
●	our ability to commercialize and obtain orders for products we are developing;
●	costs associated with developing our manufacturing capabilities;
●	the retention of our key employees;
●	new product announcements by our competitors or potential competitors;
●	the effect of variations in the market price of our common shares on our equity-based compensation expenses;
●	disruptions in the supply of raw materials or components used in the manufacture of our products;
●	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;
●	technology and intellectual property issues associated with our products;
●	general political, social, geopolitical and economic trends and events; and
●	availability of components sourced from Korea if tensions between North Korea and South Korea erupt into a greater military conflict.

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
●
We have not filed for patent protection in many countries in which we are currently selling product or seeking to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
●
Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach our proprietary rights.

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

Other parties may bring intellectual property infringement claims against us, which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business on reasonable terms, if at all.

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreements may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.

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

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally.  Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, our batteries and battery systems currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations and other recommendations are not U.S. law until such time as they are incorporated into the Hazardous Material Regulations of the U.S. Department of Transportation, or DOT.  However, DOT has proposed new regulations harmonizing with the U.N. guidelines and is reviewing other proposed changes under consideration for inclusion.  At present it is not known if or when the proposed regulations would be adopted by the United States.  Although we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA approval processes could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery systems.  Certain materials we use in our batteries, as well as our battery systems, could, if used improperly, cause injuries to others.  Improperly charging or discharging our batteries could cause fires.  Any accident involving our batteries or other products could decrease or even eliminate demand for our products.  Because some of our batteries are designed to be used in electric and hybrid electric buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages.  In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries.   We could even be harmed by problems or accidents involving competing battery systems, if the market viewed our batteries as being vulnerable to similar problems.  Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue as a going concern.

Continuing adverse economic conditions could reduce, or delay demand for our products.

Although improving compared to recent years, the financial markets and general economic conditions are still relatively weak in certain geographic markets worldwide.  Our products are targeted primarily at large power producers, worldwide bus manufacturers and other industrial parties.  Due to economic factors, companies and government agencies in some of our target markets have reduced, delayed or eliminated many research and development initiatives, including those related to energy storage.  This reduction or delay in development spending by targeted key customers is hindering our development and production efforts and will continue to do so until development spending increases from current depressed levels.

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

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on the electric grid, industrial and transportation applications.  In the transportation and industrial markets, batteries containing our nano lithium titanate materials are designed to replace or supplement gasoline and diesel engines.  In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable sources.  The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

●	economic conditions and capital financing and liquidity constraints;
●	short-term and long-term trends in the supply and price of natural gas, gasoline, diesel, coal and other fuels;
●	the anticipated or actual granting or elimination by governments of tax and other financial incentives favoring electric or hybrid electric vehicles and renewable energy production;
●	the ability of the various regulatory bodies to define the rules and procedures under which this new technology can be deployed into the electric grid;
●	the anticipated or actual funding, or elimination of funding, for programs that support renewable energy programs and electric grid improvements;
●	changes in public and investor interest for financial and/or environmental reasons, in supporting or adopting alternatives to gasoline and diesel for transportation and other purposes;
●	the overall economic environment and the availability of credit to assist customers in purchasing our large battery systems;
●	the expansion or contraction of private and public research and development budgets as a result of global and U.S. economic trends; and
●	the speed of incorporation of renewable energy generating sources into the electric grid.

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

As evidenced by our signing the Share Subscription Agreement with Canon and related agreements with YTE, we routinely consider entering into acquisition, strategic or combination transactions with other companies for strategic and/or financial reasons.   We do not have extensive experience in conducting diligence on, evaluating, purchasing, merging with, selling to or integrating new businesses or technologies with other entities.  If we do succeed in closing a combination with another company, we will be exposed to a number of risks, including:

●	we may have difficulty integrating our assets, technologies, operations and personnel in connection with a business combination;
●
our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing, or being a part of, a geographically or culturally diverse enterprises;

●	we may find that the transaction does not further our business strategy or that the economic and strategic assumptions underlying the transaction have proved inaccurate;
●	we may encounter difficulty entering and competing in new product or geographic markets;
●	we may face business, product, structural or other limitations or prohibitions as our business becomes subject to the laws or customs of other jurisdictions; and
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

●	Raw materials used in the manufacturing process, labor and other key inputs may become scarce and expensive, causing our actual costs to exceed cost projections and associated revenues;
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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to Canadian and United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.              Controls and Procedures

(a)      Based on their evaluation as of March 31, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied.  A second motion related to interpretation of the indemnity provisions in the underlying agreement is pending.  Meanwhile, discovery continues.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altairnano filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altairnano seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altairnano in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altairnano claims that Mr. Cheng is entitled to no fee, and that Altairnano is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altairnano has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng.  The parties have engaged in limited settlement discussions and, the case is not actively proceeding while settlement discussions are pending.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item; however, certain risk factors are identified under the title "Risk Factors" as part of Part I, Item 2.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

May 11, 2012	By: /s/ Alexander Lee
Date	Alexander Lee,
Interim Chief Executive Officer

May 11, 2012	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**
10.1	Agreement dated April 19, 2012, with Wu'an Municipal People's Government and Handan Municipal People's Government*	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101	XBRL (eXtensible Business Reporting Language). The following materials from Altair Nanotechnologies, Inc's Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

 ** SEC File No. 1-12497.