Form 10-Q
period 2012-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2012-08-10
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED   June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of August 10, 2012 the registrant had 69,452,487 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,275	$46,519
Restricted cash	293
Accounts receivable, net	576	333
Product inventories, net	9,860	7,220
Prepaid expenses and other current assets	2,022	2,240
Total current assets	48,026	56,312

Property, plant and equipment, net	6,297	6,870

Patents, net	312	350

Total Assets	$54,635	$63,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$6,225	$5,870
Accrued salaries and benefits	928	1,132
Accrued warranty	383	354
Accrued liabilities	438	421
Deferred revenues	2,561	1,616
Warrant liabilities	475	654
Capital lease obligation	21	12
Total current liabilities	11,031	10,059

Total Liabilities	11,031	10,059

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 69,452,487 shares issued and outstanding at June 30, 2012 and December 31, 2011	245,617	245,617
Additional paid in capital	12,276	12,279
Accumulated deficit	(214,157)	(204,423)
Accumulated other comprehensive loss	(132)
Total stockholders' equity	43,604	53,473

Total Liabilities and Stockholders' Equity	$54,635	$63,532

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Product sales	$376	$174	$573	$2,540
License fees	60	60	120	120
Commercial collaborations	18	78	18	80
Contracts and grants		164		287
Total revenues	454	476	711	3,027

Cost of goods sold
Product	613	314	1,019	2,925
Commercial collaborations		197		197
Contracts and grants		168		296
Warranty and inventory reserves	461	12	475	58
Total cost of goods sold	1,074	691	1,494	3,476

Gross loss	(620)	(215)	(783)	(449)

Operating expenses
Research and development	1,789	1,284	3,622	3,340
Sales and marketing	925	913	1,845	1,964
General and administrative	1,425	1,204	3,174	3,376
Depreciation and amortization	250	379	519	754
Loss on disposal of assets				16
Total operating expenses	4,389	3,780	9,160	9,450
Loss from operations	(5,009)	(3,995)	(9,943)	(9,899)

Other (expense) income
Interest income (expense), net	32	(52)	30	(59)
Change in market value of warrants	102	1,022	179	1,022
Total other income, net	134	970	209	963

Net loss	$(4,875)	$(3,025)	$(9,734)	$(8,936)

Loss per common share - basic and diluted	$(0.07)	$(0.10)	$(0.14)	$(0.31)
Weighted average shares - basic and diluted	69,452,487	30,424,730	69,452,487	28,644,546

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net loss	$(4,875)	$(3,025)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(132)
Comprehensive loss	$(5,007)	$(3,025)

	Six Months Ended June 30,
	2012	2011

Net loss	$(9,734)	$(8,936)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(132)
Comprehensive loss	$(9,866)	$(8,936)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, April 1, 2011	30,615,680	$193,373	$12,425	$(190,401)		$15,397

Net loss				(3,025)		(3,025)
Share-based compensation		73	85			158
Issuance cost adj of $10		(10)				(10)
Balance, June 30, 2011	30,615,680	$193,436	$12,510	$(193,426)	$-	$12,520

	Common Stock		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, April 1, 2012	69,452,487	$245,617	$12,351	$(209,282)		$48,686

Net loss				(4,875)		(4,875)
Other comprehensive loss					(132)	(132)
Share-based compensation			(75)			(75)
Balance, June 30, 2012	69,452,487	$245,617	$12,276	$(214,157)	$(132)	$43,604

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2011	27,015,680	$189,491	$12,297	$(184,490)		$17,298

Net loss				(8,936)		(8,936)
Share-based compensation		150	213			363
Common stock issued, net of issurance costs of $698 and warrant liabilities	3,600,000	3,795				3,795
Balance, June 30, 2011	30,615,680	$193,436	$12,510	$(193,426)	$-	$12,520

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2012	69,452,487	$245,617	$12,279	$(204,423)		$53,473

Net loss				(9,734)		(9,734)
Other comprehensive loss					(132)	(132)
Share-based compensation			(3)			(3)
Balance, June 30, 2012	69,452,487	$245,617	$12,276	$(214,157)	$(132)	$43,604

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,734)	$(8,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519	754
Share-based compensation	(3)	363
Loss on disposal of assets		16
Change in fair value of warrants	(179)	(1,022)
Changes in operating assets and liabilities:
Accounts receivable, net	(243)	409
Product inventories	(2,478)	810
Prepaid expenses and other current assets	218	(19)
Trade accounts payable	355	(1,000)
Accrued salaries and benefits	(204)	542
Accrued warranty	29	28
Deferred revenues	945	(865)
Accrued liabilities	17	80
Net cash used in operating activities	(10,758)	(8,840)

Cash flows from investing activities:
Increase in restricted cash	(293)
Purchase of property, plant and equipment	(56)	(300)
Proceeds from disposition of assets		5
Net cash used in investing activities	(349)	(295)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs		5,723
Proceeds from notes payable		1,500
Payment of notes payable		(197)
Repayment of capital lease obligation	(5)	(9)
Net cash (used in) provided by financing activities	(5)	7,017

Effect of exchange rate changes on cash and cash equivalents	(132)

Net decrease in cash and cash equivalents	(11,244)	(2,118)

Cash and cash equivalents, beginning of period	46,519	4,695

Cash and cash equivalents, end of period	$35,275	$2,577

Supplemental disclosures:
Cash paid for interest	$1	$32

Cash paid for income taxes	None	None

Non-cash transactions:
Acquisition of assets included in accounts payable		$16

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation and Going Concern

The interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (the “Company”) are unaudited. These consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The 2011 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP.

The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, including our expansion into China, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations through operating revenues and through the issuance of equity securities (shares of common stock, stock options and warrants), and debt (term notes). Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales and funding through additional financing or raising additional capital in 2012 to fund our China expansion as well as sustain our U.S. operations will be sufficient to enable us to continue as a going concern through June 30, 2013.

The interim consolidated financial statements include a new Wu’an China subsidiary, Northern Altair Nanotechnologies Co., Ltd., established in the second quarter of 2012.

The interim consolidated financial statements include a new Wu’an China subsidiary of Altair China, called Northern Altair Nanotechnologies Co., Ltd., established in the second quarter of 2012.

On May 15, 2012, Altair Nanotechnologies Inc., domesticated from Canada to the United States of America and is now a Delaware Corporation.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the financial statements.

Foreign Currency

The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for the subsidiaries in China is the Chinese Yuan or RMB.  Accordingly, the balance sheet of the Chinese subsidiaries is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Note 3.  Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of June 30, 2012 or December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

There were no assets recorded at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were as follows:

	Level	June 30, 2012	December 31, 2011
Warrant liabilities:	3	$475	$654

     The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at June 30, 2012	Valuation technique	Unobservable input
Liabilities:
Warrant liabilities	$475	Black-Scholes-Merton option pricing model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

The Company utilizes inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing the liability and Company market data or assumptions that market participants would use in pricing the liability. The unobservable inputs are described in Note 9. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. These instruments are valued using a Black-Scholes-Merton option-pricing model using market information as of the reporting date such as prevailing interest rates, the Company’s stock price volatility, and expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at June 30, 2012:

	Cost	Fair Value	Carrying Value
Warrant liabilities:	$1,928	$475	$475

Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

Warrant liabilities
Opening balance – December 31, 2011	$654
Purchases, sales, issuances, and settlements*	—
Transfers into and (or) out of Level 3*	—
Change in fair value	(179)
Unrealized gains / (losses)	—
Other adjustments	—
Closing balance – June 30, 2012	$475

* There were no purchases, sales, transfers, issuances or settlements of Level 3 financial instruments.

Other Financial Instruments
The carrying values and fair values of the Company’s other financial instruments were as follows:

		June 30, 2012		December 31, 2011
Level		Carrying value	Fair value	Carrying value	Fair value
Accounts receivable, net	2	576	576	333	333
Trade accounts payable	2	6,225	6,225	5,870	5,870
Capital lease obligation	2	21	21	12	12

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Accounts receivable, Trade accounts payable and Capital lease obligation. The carrying amounts approximate fair value due to their short term nature.

Note 4.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	June 30, 2012	December 31, 2011
Raw materials	$4,055	$4,193
Work in process	5,656	2,982
Finished goods	149	45
Total product inventories	$9,860	$7,220

As of June 30, 2012 and December 31, 2011, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances on product inventories totaled $663,000 and $264,000 at June 30, 2012 and December 31, 2011, respectively.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	June 30, 2012	December 31, 2011

Prepaid inventory purchases	$4	$801
Prepaid insurance	37	259
Deposits	341	341
Deferred contract costs	1,533	678
Other prepaid expenses and current assets	107	161
Total prepaid expenses and other current assets	$2,022	$2,240

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent.

Note 6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands of dollars
	June 30, 2012	December 31, 2011
Machinery and equipment	$10,820	$11,117
Building and improvements	4,324	4,447
Furniture, office equipment & other	1,897	1,826

Total	17,041	17,390
Less accumulated depreciation	(10,744)	(10,520)
Total property, plant and equipment	$6,297	$6,870

Depreciation expense for the six months ended June 30, 2012 and 2011, totaled $481,000 and $716,000, respectively.

Note 7.  Patents

       Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of June 30, 2012 and December 31, 2011 were:

 In thousands of dollars
	June 30, 2012	December 31, 2011
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,054)	(1,016)
Total patents and patent applications	$312	$350

         The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2012 and 2011, was $38,000.  For each of the next four years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense for the fifth year is expected to be approximately $8,000.

Note 8.  Stock-Based Compensation

As of June 30, 2012, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007. On June 23, 2011, we held an annual and special meeting of shareholders. The proposal to increase the number of authorized shares under the Plan from 2,250,000 to 7,250,000 shares was approved at this meeting. The additional 5,000,000 shares approved by the stockholders are not available for stock option issuance at this time, as the Board of Directors has not authorized the filing of the related Registration Statement on Form S-8. Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,069,692 shares of common stock were granted (net of expirations) and options for 8,750 shares of common stock are outstanding and unexercised at June 30, 2012. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

	June 30, 2012	June 30, 2011
Stock Price	$0.52	$0.86
Exercise Price	$2.56	$2.56
Expected Volatility	110%	96%
Expected Dividend Yield	None	None
Expected Term (in years)	4.3	5.3
Risk-free Interest Rate	0.39%	1.84%

As of June 30, 2012, the value of the warrant liability was $475,000 and the change in fair value during the six months ended June 30, 2012 was a gain of $179,000. The gain was recorded as other income in the statement of operations.

Warrant activity for the six months ended June 30, 2012 and 2011 is summarized as follows:

	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1,	2,476,654	$2.49	1,757,115	$4.61
Issued			1,800,000	2.56
Expired
Warrant redemption
Exercised
Outstanding at June 30,	2,476,654	$2.49	3,557,115	$3.23
Currently exercisable	2,476,654	$2.49	1,757,115	$4.61

The following table summarizes information about warrants outstanding at June 30, 2012:

			Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	to	$2.30	676,654	3.8	$2.30
$2.31	to	$4.00	1,800,000	4.3	2.56
			2,476,654	4.1	$2.49

Note 10.  Business Segment Information

Management views the Company as operating in two major business segments:  Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells battery systems.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders of the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.  For both quarters presented, the activity relating to the Performance Materials and Life Sciences divisions have been reclassified into All Other operations.

Reportable segment data reconciled to the consolidated financial statements as of the three-month and six-month periods ended June 30, 2012 and June 30, 2011 is as follows:

In thousands of dollars
Three Months	Net Sales	Loss (Gain) From Operations	Depreciation and Amortization	Assets
June 30, 2012
Power & Energy Group	$394	$5,047	$230	$54,263
All Other	60	(38)	20	372
Consolidated Total	$454	$5,009	$250	$54,635

June 30, 2011
Power & Energy Group	$229	$3,918	$360	$19,973
All Other	247	77	19	510
Consolidated Total	$476	$3,995	$379	$20,483

Six Months	Net Sales	Loss (Gain) From Operations	Depreciation and Amortization	Assets
June 30, 2012
Power & Energy Group	$591	$10,022	$481	$54,263
All Other	120	(79)	38	372
Consolidated Total	$711	$9,943	$519	$54,635

June 30, 2011
Power & Energy Group	$2,525	$9,794	$716	$19,973
All Other	502	105	38	510
Consolidated Total	$3,027	$9,899	$754	$20,483

In the table above, the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

For the six months ended June 30, 2012, long-lived assets decreased by $611,000 for the Power and Energy Group.  For the six months ended June 30, 2011, long-lived asset increased by $316,000 for the Power and Energy Group.

For the six months ended June 30, 2012, we had sales to five major customers, each of which accounted for 10% or more of revenues. The company had no sales to related parties during the six months ended June 30, 2012. Total sales to these customers for the six months ended June 30, 2012 and the balance of their accounts receivable at June 30, 2012 were as follows:

In thousands of dollars
Customer	Sales Six Months Ended June 30, 2012	Accounts Receivable Balance at June 30, 2012
Power and Energy Group:
Hybricon	$131
ABB Secheron	98
Cargotec	90
Bombardier	79	$79
Ocean Power Te	74

For the six months ended June 30, 2011, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2011 and the balance of their accounts receivable at June 30, 2011 were as follows:

                             In thousands of dollars
Customer	Sales Six Months Ended June 30, 2011	Accounts Receivable Balance at June 30, 2011
Power and Energy Group:
Yintong Energy (YTE)*	$1,713	$15
Proterra, LLC	512

All Other Division:
US Army	$303	$116

*YTE (an affiliate of Canon) became a related party, as of July 21, 2011.

Revenues for the six-month periods ended June 30, 2012, and 2011 by geographic area were as follows:

In thousands of dollars
Geographic information (a):	Sales Six Months Ended June 30, 2012	Sales Six Months Ended June 30, 2011

United States	$205	$1,211
Germany	142
Sweden	131
Switzerland	103
Other foreign countries	130	103
China		1,713
Total	$711	$3,027

Note 11.  Commitments and Contingencies

Contingencies — We are subject to claims in the normal course of business.  Except for the items noted below, management, after consultation with legal counsel, believes that liabilities, if any, resulting from such claims will not materially affect our financial position or results of operations.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied.  A second motion related to interpretation of the indemnity provisions of the underlying agreement was decided in favor of the Company.  Meanwhile, discovery continues.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altair filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altair seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altair in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altair claims that Mr. Cheng is entitled to no fee, and that Altair is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altair has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng.  The parties have engaged in settlement discussions and, the case is not actively proceeding while settlement discussions are pending.

Note 12. Subsequent Events

On August 1, 2012, Wu’an paid Northern Altair Nanotechnologies Co., Ltd., $1.9 million (12 million RMB), as a down payment for its first electric bus order under the Agreement (the “Wu’an Agreement") among Altair China and the Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan"). This payment shall be applied by Altair China to purchase and deliver 50 electric buses from a third party manufacturer to Wu’an by the end of 2012.

On August 8, 2012, we entered into a Note Secured by Deed of Trust, a Deed of Trust, Guaranty and Hazardous Materials Indemnity Agreement (collectively, the “Loan Documents”) for the provision of a $1 million loan (the “Loan”) secured by the Company’s Reno, Nevada Facility. Under the terms of the Loan Documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We are obligated to pay five months of prepaid interest to the lender upon closing and make interest-only payments on a monthly basis during the remaining term of the Loan and to repay all principal and any outstanding interest on or before August 1, 2013. Although we may prepay the Loan, we are obligated to pay a minimum of five months’ interest.  Proceeds of the Loan will be used for general working capital requirements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted in under “Risk Factors” below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Overview

Our primary focus is marketing advanced energy storage solutions for the electric grid, transportation, and industrial markets.   In 2010, we expanded our sales focus to include original equipment manufacturers in the commercial vehicle and industrial markets targeting applications that leveraged the key attributes of our technology. These markets include medium and heavy-duty trucks, rail, stationary industrial applications and micro-grid systems.  We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers. We believe the markets for advanced energy storage are maturing and as a result of our differentiated product attributes and the growing recognition we are receiving in the marketplace, that we will be successful in expanding orders. Customers are now telling us that unique attributes of our nano lithium titanate chemistry create real value for their businesses by allowing them to use energy storage in ways previously unachievable. Customers are most interested in the safety of our batteries, the long calendar and cycle life and the very fast charging capabilities over the widest temperature operating range in the industry.

Our historical revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales. Our current customer backlog includes purchase orders to (1) supply a one-megawatt ALTI-ESS energy storage system for a test of wind energy integration, (2) supply a one-megawatt ALTI-ESS energy storage system for a test of solar energy integration, (3) supply a 1.8-megawatt ALTI-ESS energy storage system to an electric utility and (4) supply a 1.2-megawatt ALTI-ESS energy storage system to a wind turbine manufacturer for integration into their wind energy systems for testing.

During the three months ending March 31, 2012 we formed Altair Nanotechnologies (China) Co., Ltd. ("Altair China"). Our intention is to launch manufacturing and sales operations in China with the goal of supplying the Chinese government with advanced energy solutions for the electric grid, transportation and industrial market segments. Initially, the operation will focus on powering electric buses, taxis, and assembling energy storage systems for large residential complexes as well as for the electric grid.  Consistent with this goal, in April 2012, Altair China signed an Agreement (the “Wu’an Agreement") with Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan"). This Wu’an Agreement anticipates a number of transactions between Altair China and Wu'an or Handan, the first of which is the agreement of Wu’an to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an. The Wu’an agreement also anticipates purchases of electric buses and other products over time.

During the three months ending March 31, 2012 we formed Altair China. Our intention is to launch manufacturing and sales operations in China with the goal of supplying the Chinese government with advanced energy solutions for the electric grid, transportation and industrial market segments. Initially, the operation will focus on powering electric buses, taxis, and assembling energy storage systems for large residential complexes as well as for the electric grid.  Consistent with this goal, in April 2012, Altair China signed an Agreement (the “Wu’an Agreement") with Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan"). This Wu’an Agreement anticipates a number of transactions between Altair China and Wu'an or Handan, the first of which is the agreement of Wu’an to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an. The Wu’an agreement also anticipates purchases of electric buses and other products over time.

General Outlook

Our current focus is on the development of battery systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric grid, transportation, and industrial markets.

As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
Based on the success of the 2008 AES 2 megawatt frequency regulation trial, as validated in the KEMA, Inc. analysis and report, we have experienced a substantial amount of interest in our large scale battery systems from other entities and are in active sales development discussions with a number of them. In 2011, we accepted purchase orders to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) with two 1 megawatt ALTI-ESS energy storage systems for a test of wind and solar energy integration.  We are currently scheduled to install the wind system in the fourth quarter of 2012 and are currently scheduled to install the solar system in the first quarter of 2013.

•
On February 9, 2011, we signed an $18 million contract with Inversiones Energéticas, S.A. de C.V. (“INE”) for the supply and installation of a ten megawatt ALTI-ESS advanced battery system in El Salvador.  Total revenue under the Contract shall be recognized over an expected 14-month period following Altair’s receipt of the notice to proceed.  This project has been delayed as a result of obtaining necessary regulatory approvals to enable battery-based energy storage on the El Salvador electric grid.  We believe the necessary regulatory approvals will eventually be received.

•
We have supplied battery modules to Proterra, LLC, a Golden, Colorado based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses for their all-electric and hybrid-electric buses. In 2011 we sold $2.1 million of battery modules to Proterra.  In May 2012, we signed a contract to supply battery modules to Proterra.  On June 19, 2012, Proterra released its first purchase order under the agreement for deliveries in the first quarter of 2013.

•
Based on the demonstrated success of our battery modules in the Proterra bus application, we have also entered into discussions with a number of other bus manufacturers or systems integrators regarding joint development products or purchases of our battery products for transportation applications in the U.S., Europe and China. These customers are now testing and prototyping our products.

•
We are in discussions with a number of industrial manufacturers of forklifts, elevators, mining, rail and other electric equipment whose use requires the long-life, rapid recharge, extreme operating temperature range or other differentiating attributes of our battery technology.

•
We are targeting China as a primary source of revenue for our battery systems targeted at the electric bus and electric grid markets.  We recently formed Altair China, which signed the Wu’an Agreement related to a number of transactions between Altair China and Wu'an or Handan, the first of which is the agreement of Wu’an to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50 year commercial term to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an. We are still in the process of documenting the transfer.  Under the Wu’an agreement, the city also agreed to place orders for electrical buses and energy storage systems for large residential complexes.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $11.2 million, from $46.5 million at December 31, 2011 to $35.3 million at June 30, 2012.  The decrease in cash was primarily due to the $10.8 million of cash used in operating activities during the six months ending June 30, 2012.  The bulk of the cash used in operations went to cover our net loss of $9.7 million, along with $2.5 million build-up of work in process inventory related to the fulfillment of customer sales backlog.

During the six months ending June 30, 2011 we issued shares of common stock and warrants to purchase shares of common stock for net proceeds of $5.7 million.  We recorded a $1.9 million warrant liability related to this capital raise.  We also paid off $206,000 of debt.

As of June 30, 2012, we had cash totaling $35.3 million.  Of this amount, $32 million was transferred to Altair China in April 2012 to be used towards our China operations.  The Board of Directors has developed a funding process for both our U. S. operations and our China operations moving forward.  For China, assuming our completion of the land transfer, development of suitable manufacturing plans and finalization of orders, we believe that project financing or indebtedness may be available to facilitate operations.  In the U.S., our operations may be supported in the near term by selling inventory, equipment and services to Altair China, and receiving fees associated with intellectual property licensing; however, in the longer term, we may need to raise equity capital for the U.S. and China operation, particularly to build out inventory if orders from China, Central America or other areas increase.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when and on such terms as we deem appropriate based upon our assessment of our current liquidity, capital needs and the availability of capital.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company.  Specifically, we would not generally qualify for long-term institutional debt financing.  Consistent with past practice, we expect to raise additional capital through loans, the sale of shares of common stock, convertible notes, stock options, and warrants.  We do not expect the current economic environment to preclude our ability to raise capital, but the overall cost of doing so may be high. The company expects to have adequate cash based on current levels and planned capital raises to operate for at least twelve months from June 30, 2012.

Over the long-term, we anticipate substantially increasing revenues by entering into new contracts and increasing product sales in the stationary power, electric bus and selected other industrial markets.

Capital Commitments and Expenditures

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2012:

     In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Notes payable	$-	$-	$-	$-	$-
Contractual service agreements	666	599	67
Capital leases	21	14	7
Operating leases
Purchase obligations	1,084	1,084
Total	$1,771	$1,697	$74	$-	$-

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the six months ending June 30, 2012.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

In thousands of dollars
	Power and Energy Group		All Other		Consolidated
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011	2012	2011
Revenues
Product sales	$376	$161	$-	$13	$376	$174
License fees			60	60	60	60
Commercial collaborations	18	78			18	78
Contracts and grants		(10)		174		164
Total revenues	394	229	60	247	454	476

Cost of goods sold
Product	613	302		12	613	314
Commercial collaborations		197				197
Contracts and grants		(30)		198		168
Warranty and inventory reserves	461	12			461	12
Total cost of goods sold	1,074	481	-	210	1,074	691

Gross (loss) profit	(680)	(252)	60	37	(620)	(215)

Operating expenses
Research and development	1,787	1,189	2	95	1,789	1,284
Sales and marketing	925	913			925	913
General and administrative	1,425	1,204			1,425	1,204
Depreciation and amortization	230	360	20	19	250	379
Total operating expenses	4,367	3,666	22	114	4,389	3,780
(Loss) income from operations	(5,047)	(3,918)	38	(77)	(5,009)	(3,995)

Other income (expense)
Interest income (expense), net	32	(52)			32	(52)
Change in market value of warrants	102	1,022			102	1,022
Total other income, net	134	970	-	-	134	970
(Loss) income from continuing operations	(4,913)	(2,948)	38	(77)	(4,875)	(3,025)

Net (loss) income	$(4,913)	$(2,948)	$38	$(77)	$(4,875)	$(3,025)

Revenues

Power and Energy Group revenue for the three months ending June 30, 2012 was $394,000. This amount included revenue from battery modules sold to six customers testing our battery systems.  Revenues were higher by $165,000 in the first three months of 2012, primarily as a result of increased product sales.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales was $1.1 million for the three months ended June 30, 2012.  Cost of goods sold (COGS) exceeded product sales by $680,000 due primarily to fixed manufacturing costs expensed during the period due to low inventory production levels and an increase of $399,000 in our inventory reserve.  This compared to $481,000 of total COGS for the same period in 2011, which exceeded total sales by $252,000.

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

Operating Expenses

Operating expenses were increased by $609,000, from approximately $3.8 million during the three months ending June 30, 2011 to approximately $4.4 million during the three months ending June 30, 2012. Most of the increase was in the research and development area which included increased expenses associated with our LTO chemistry and LTO cell development. Average employee headcount decreased by 12%, from 94 employees during the three months ending June 30, 2011 to 83 employees for the corresponding 2012 period.  Research and development expenses increased $0.5 million, from $1.3 million during the three months ending June 30, 2011 to $1.8 million during the three months ending June 30, 2012, while sales and marketing expenses were the same quarter over quarter and general and administrative expenses increased by $221,000, from approximately $1.2 million during the three months ending June 30, 2011 to approximately $1.4 million during the three months ending June 30, 2012. We are focusing on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

      Net loss generated during the three months ended June 30, 2012 totaled $4.9 million ($0.07 per share) compared to a net loss of $3.0 million ($0.10 per share) in the first three months of 2011.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Consolidated
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011
Revenues
Product sales	$573	$2,463	$-	$77	$573	$2,540
License fees			120	120	120	120
Commercial collaborations	18	78		2	18	80
Contracts and grants		(16)		303		287
Total revenues	591	2,525	120	502	711	3,027

Cost of goods sold
Product	1,019	2,908		17	1,019	2,925
Contracts and grants		197		296		493
Warranty and inventory reserves	475	58			475	58
Total cost of goods sold	1,494	3,163	-	313	1,494	3,476

Gross (loss) profit	(903)	(638)	120	189	(783)	(449)

Operating expenses
Research and development	3,619	3,084	3	256	3,622	3,340
Sales and marketing	1,845	1,964			1,845	1,964
General and administrative	3,174	3,376			3,174	3,376
Depreciation and amortization	481	716	38	38	519	754
Gain on diposal of assets		16				16
Total operating expenses	9,119	9,156	41	294	9,160	9,450
(Loss) income from operations	(10,022)	(9,794)	79	(105)	(9,943)	(9,899)

Other income (expense)
Interest income (expense), net	30	(59)			30	(59)
Change in market value of warrants	179	1,022			179	1,022
Total other income, net	209	963	-	-	209	963
(Loss) income from continuing operations	(9,813)	(8,831)	79	(105)	(9,734)	(8,936)

Net (loss) income	$(9,813)	$(8,831)	$79	$(105)	$(9,734)	$(8,936)

Revenues

Power and Energy Group revenue for the six months ending June 30, 2012 was $591,000. This amount included revenue from battery modules sold to six customers testing our battery systems.  Revenues decreased by $1.9 million, from approximately $2.5 million during the six months ending June 30, 2011 to approximately $0.6 million during the six months ending June 30, 2012, primarily as a result of the sale of $1.7 million of products to YTE during the six months ending June 30, 2011, which facilitated our entry into the China market. This included 25,000 11 amp hour cells, one ALTI-ESS system and nano-lithium titanate oxide.

All Other contracts and grants revenue for the six months ending June 30, 2011 was from our ARO nanosensor grant with the U.S. Army. Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through July 2, 2011.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales was $1.5 million for the six months ended June 30, 2012.  Cost of goods sold (COGS) exceeded product sales by $903,000 due primarily to fixed manufacturing costs expensed during the period due to low inventory production levels and an increase in our inventory reserve.  This compared to $3.2 million of total COGS for the same period in 2011, due primarily to the YTE and Proterra revenue generated during 2011. The COGS associated with the YTE product sales during the first six months of 2011 was higher than the revenue generated by those product sales, leading to a gross loss of $638,000 in the first six months of 2011 for the Power and Energy Group.  We sold this product to YTE at less than our cost in order to expose our products to the potentially large China economic market.

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

Operating Expenses

Operating expenses were down $0.3 million during the six months ending June 30, 2012, from $9.5 million during the six months ending June 30, 2011 to $9.2 million during the six months ending June 30, 2012. This reduction is the result of constrained spending in almost all areas of the company. Average employee headcount decreased by 14%, from 97 employees during the six months ending June 30, 2011 to 83 employees for the corresponding 2012 period.  Research and development expenses increased $0.3 million from $3.3 million during the six months ending June 30, 2011 to $3.6 million during the six months ending June 30, 2012. Sales and marketing expenses decreased by $0.2 million, or 6%, from $2.0 million during the six months ending June 30, 2011 to $1.8 million during the six months ending June 30, 2012. General and administrative expenses decreased by $0.2 million, or 6%, from $3.4 million during the six months ending June 30, 2011 to $3.2 million during the six months ending June 30, 2012. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

          Net loss generated during the six months ended June 30, 2012 totaled $9.7 million ($0.14 per share) compared to a net loss of $8.9 million ($0.31 per share) in the first six months of 2011.

Risk Factors

Investing in our shares of common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report before deciding to invest in shares of our common stock.  In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance.  Our actual operating results and financial performance may be different from what we expect as of the date of this Report.  The risks described in this Report represent the risks that management has identified and determined to be material to our company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

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

As of June 30, 2012, we had approximately $35.3 million in cash and cash equivalents; however, $32 million of this amount was transferred to our China operations to fund expansion of operations into China. Although it may be possible for the Company to repatriate capital for various intercompany transactions, these transactions will be governed by Chinese law. From time to time, administrative and legal issues may delay the timing of such transfers.

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

•	the price, volatility and trading volume of our shares of common shares;

•	our financial results, particularly the amount of revenue we are generating from product sales;

•	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

•	our ownership structure and recent or anticipated dilution;

•	the amount of our capital needs;

•	the market's perception of our company and companies in our line of business; and

•	the economics of projects being pursued.

If we are unable to raise required capital or generate sufficient revenue to fund our operations, we may be forced to discontinue our operations.

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

Any business that we conduct in China will likely be through Altair China, or its manufacturing subsidiary. We have designated registered capital of the equivalent of $32 million for Altair China and have transferred that much to its accounts.  Although Chinese law permits intercompany transactions and certain intercompany transfers, it will strictly limit the ability of Altair China to repatriate money to its non-Chinese parent. In addition, distributions to the non-Chinese parent must derive from profits, as determined in accordance with Chinese accounting standards and regulations.  Altair China will also be required to set aside at least 10% of its after-tax profit based on Chinese accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as dividends.

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

We conduct a portion of our business outside the United States and plan to significantly increase our presence in China. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate or adapt to changes in international economic and political conditions.  This may lead to sudden and unexpected revenue reductions or expense increases.

China’s economic policies, laws and regulations could affect our business.

Our business plan currently anticipates that a substantial portion of our assets will be located in China and a portion of our revenue will be derived from Chinese operations.  Accordingly, our results of operations and prospects will become subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could directly harm our business or harm overall economic growth in China, which in either case could increase our expenses and decrease expected revenues.

We may have difficulty establishing adequate management, legal and financial controls internationally.

As a result of difference in management, accounting, legal, language and cultural norms, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting standard business practices for our international projects as well as in our China-based operations. Moreover, our international efforts may divert management attention and consume a significant amount of capital without anticipated results.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could harm our results of operations and the price of our common stock.

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

In July 2011, an affiliate of Canon acquired a majority of our outstanding shares of common stock which presents certain risks to us, including the following:

•
The majority shareholder controls the appointments on the Board of Directors and may appoint persons less qualified, or more loyal to the majority shareholder, than would be appointed absent a controlling shareholder;

•
The majority shareholder may be able to influence our Board of Directors to enter into transactions with related or third parties that are more favorable to such parties than would be negotiated by an independent Board of Directors;

•
The majority shareholders controls all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of a material number of securities and other major transactions; and

•	This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

If one or more of these risks, or other risks, materializes, our business will be harmed, and it may be harmed materially.

Our majority shareholder is based in China.

Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that some of the directors nominated by Canon do not speak English as a first language, or at all.

We may not realize anticipated benefits from our agreement with Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 Megawatt ALTI-ESS advanced battery system for $18 million.  Projected revenue under this agreement represented a substantial portion of our expected revenue in 2011 and represents a substantial portion of our projected revenue for 2012.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with its terms.  INE subsequently stated that such letter was not intended to effect a termination of the contract, but merely to provide notice of its initial failure to obtain regulatory approval, which would automatically effect a termination of the contract if the issue was not resolved within 120 days, subject to extension by the parties.  We have entered into several extensions in order to allow the various parties additional time to resolve these regulatory issues.  However, we may be unable to resolve the regulatory issues with the existing agreement or may otherwise be unable to enter into a new agreement with INE.  If not, we will lose anticipated revenue and lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our shares of common stock may fall. Factors that may affect our operating results include the following:

•	fluctuations in the size, quantity and timing of customer orders;

•	timing of delivery of our services and products;

•	additions of new customers or losses of existing customers;

•	positive or negative business or financial developments announced by us or our key customers;

•	our ability to commercialize and obtain orders for products we are developing;

•	costs associated with developing our manufacturing capabilities;

•	the retention of our key employees;

•	new product announcements by our competitors or potential competitors;

•	the effect of variations in the market price of our shares of common stock on our equity-based compensation expenses;

•	disruptions in the supply of raw materials or components used in the manufacture of our products;

•	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

•	technology and intellectual property issues associated with our products; and

•	general political, social, geopolitical and economic trends and events.

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
•
We have not filed for complete patent protection in many countries, including China, in which we are currently selling product or seeking to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

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

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation (even if ultimately successful), there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our shares of common stock.

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

•	our commercial partners may not protect our intellectual property adequately or they may infringe our intellectual property rights;

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

We have limited financial, personnel and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. In addition, certain of our early stage competitors are partnered with, associated with or supported by larger business or financial partners.  This may increase their ability to raise capital, attract media attention, develop products and attract customers.  Because of their size, resources, reputation and history (or that of their business and financial partners), certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern and lend greater credibility to any joint venture.

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

We are a US corporation, and a majority of our directors reside outside the United States in Canada or China. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

We are dependent on key personnel.

We have experienced, and may continue to experience, turnover in key positions, which could result in the loss of company-specific knowledge, experience and expertise. Our continued success will depend, to a significant extent, on the services of our executive management team and certain key scientists and engineers. We do not have key man insurance on any of these individuals. Nor do we have agreements requiring any of our key personnel to remain with our company.  The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

We may issue substantial amounts of additional shares without stockholder approval.

Our articles of incorporation authorize the issuance of  200 million shares of common stock that may be issued without any action or approval by our stockholders. In addition, we have various stock option plans that have potential for diluting the ownership interests of our stockholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of our company held by existing stockholders.

The market price of our shares of common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our shares of common stock is highly volatile. Our stock price may change dramatically as the result of announcements of product developments, new products or innovations by us or our competitors, uncertainty regarding the viability of our technology or our product initiatives, significant customer contracts, significant litigation, our liquidity situation, revenues or losses, or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects.

The market price for our shares of common stock may be affected by various factors not directly related to our business or future prospects, including the following:

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to the United States and Canadian reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.              Controls and Procedures

(a)      Based on their evaluation as of June 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied.  A second motion related to interpretation of the indemnity provisions in the underlying agreement was recently decided in favor of the Company..  Meanwhile, discovery continues.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altair filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada. Altair seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altair in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altair claims that Mr. Cheng is entitled to no fee, and that Altair is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement. Altair has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng.  The parties have engaged in settlement discussions and, the case is not actively proceeding while settlement discussions are pending.

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

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

August 10, 2012	By: /s/ Alexander Lee
Date	Alexander Lee,
Chief Executive Officer

August 10, 2012	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**
10.1	Agreement dated April 19, 2012, with Wu'an Municipal People's Government and Handan Municipal People's Government*	Filed herewith.
10.2	Client Lease (Renewal) dated July 1, 2012 between Altairnano, Inc. and Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2012
10.3	Revised Amended and Restated Shareholder Rights Agreement dated May 31, 2012 with Registrar and Transfer Company	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 10, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

** SEC File No. 1-12497.