Form 10-Q
period 2012-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2012-11-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way Reno, Nevada 89502
 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of November 8, 2012 the registrant had 69,537,911 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,213	$46,519
Restricted cash	293
Accounts receivable, net	949	333
Product inventories, net	8,648	7,220
Prepaid expenses and other assets	897	1,562
Deferred contract costs	3,330	678
Other assets, related party	1,700
Total current assets	48,030	56,312

Property, plant and equipment, net	6,117	6,870
Patents, net	293	350

Total Assets	$54,440	$63,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$5,667	$5,870
Accrued salaries and benefits	852	1,132
Accrued warranty	397	354
Accrued liabilities	445	421
Deferred revenues	5,326	1,616
Warrant liabilities	742	654
Note payable, current	1,000
Capital lease obligation	16	12
Total current liabilities	14,445	10,059

Total Liabilities	14,445	10,059

Stockholders' equity
Common stock, no par value, unlimited shares authorized; 69,537,911 shares issued and outstanding at September 30, 2012 and December 31, 2011	246,667	245,617
Additional paid in capital	12,349	12,279
Accumulated deficit	(218,828)	(204,423)
Accumulated other comprehensive loss	(193)
Total stockholders' equity	39,995	53,473

Total Liabilities and Stockholders' Equity	$54,440	$63,532

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues
Product sales	$296	$795	$869	$3,335
License fees	60	60	180	180
Commercial collaborations	4		22	80
Contracts and grants				287
Total revenues	360	855	1,071	3,882

Cost of goods sold
Product	773	559	1,792	3,484
Commercial collaborations		(124)		73
Contracts and grants				296
Warranty and inventory reserves	15	97	490	155
Total cost of goods sold	788	532	2,282	4,008

Gross (loss) profit	(428)	323	(1,211)	(126)

Operating expenses
Research and development	1,423	1,594	5,046	4,933
Sales and marketing	499	834	2,344	2,798
General and administrative	1,837	2,730	5,010	6,107
Depreciation and amortization	252	259	771	1,013
Loss on disposal of assets		2		18
Total operating expenses	4,011	5,419	13,171	14,869
Loss from operations	(4,439)	(5,096)	(14,382)	(14,995)

Other (expense) income
Interest income (expense), net	37	(97)	67	(155)
Change in market value of warrants	(267)	(676)	(88)	346
Loss on foreign exchange	(2)	(4)	(2)	(5)
Total other (expense) income, net	(232)	(777)	(23)	186

Net loss	$(4,671)	$(5,873)	$(14,405)	$(14,809)

Loss per common share - basic and diluted	$(0.07)	$(0.10)	$(0.21)	$(0.38)
Weighted average shares - basic and diluted	69,537,911	60,222,433	69,537,911	39,286,178

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net loss	$(4,671)	$(5,873)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(61)	-
Comprehensive loss	$(4,732)	$(5,873)

	Nine Months Ended September 30,
	2012	2011

Net loss	$(14,405)	$(14,809)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(193)	-
Comprehensive loss	$(14,598)	$(14,809)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, July 1, 2011	30,701,104	$193,436	$12,510	$(193,426)	-	$12,520

Net loss				(5,873)		(5,873)
Share-based compensation		78	309			387
Common stock issued	1,800,000

Common stock issued, net of issurance costs of $5.4M	37,036,807	52,103				52,103
Warrant redemption			(530)			(530)
Balance, September 30, 2011	69,537,911	$245,617	$12,289	$(199,299)		$58,607

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, July 1, 2012	69,537,911	$245,617	$12,276	$(214,157)	$(132)	$43,604

Net loss				(4,671)		(4,671)
Other comprehensive loss					(61)	(61)
Reduction in issuance costs from legal claims settlement		1,050				1,050
Share-based compensation			73			73
Balance, September 30, 2012	69,537,911	$246,667	$12,349	$(218,828)	$(193)	$39,995

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2011	27,101,104	$189,491	$12,297	$(184,490)	-	$17,298

Net loss				(14,809)		(14,809)
Share-based compensation		228	522			750
Common stock issued, net of issurance costs of $698 and warrant liabilities	3,600,000	3,795				3,795
Common stock issued	1,800,000

Common stock issued, net of issurance costs of $5.4M	37,036,807	52,103				52,103
Warrant redemption			(530)			(530)
Balance, September 30, 2011	69,537,911	$245,617	$12,289	$(199,299)		$58,607

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2012	69,537,911	$245,617	$12,279	$(204,423)		$53,473

Net loss				(14,405)		(14,405)
Other comprehensive loss					(193)	(193)
Reduction in issuance costs from legal claims settlement		1,050				1,050
Share-based compensation			70			70
Balance, September 30, 2012	69,537,911	$246,667	$12,349	$(218,828)	$(193)	$39,995

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,405)	$(14,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771	1,013
Share-based compensation	70	750
Loss on disposal of assets		18
Change in fair value of warrants	88	(346)
Changes in operating assets and liabilities:
Accounts receivable, net	(616)	479
Product inventories	(1,211)	246
Prepaid expenses and other current assets	(3,687)	36
Trade accounts payable	(203)	(740)
Accrued salaries and benefits	(280)	694
Accrued warranty	43	68
Deferred revenues	3,710	(1,029)
Accrued liabilities	24	98
Net cash used in operating activities	(15,696)	(13,522)

Cash flows from investing activities:
Increase in restricted cash	(293)
Purchase of property, plant and equipment	(170)	(343)
Proceeds from disposition of assets		5
Net cash used in investing activities	(463)	(338)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs	1,050	61,851
Payment on warrant redemption		(530)
Proceeds from notes payable	1,000	1,500
Payment of note payable		(198)
Repayment of capital lease obligation	(4)	(17)
Net cash provided by (used in) financing activities	2,046	62,606

Effect of exchange rate changes on cash and cash equivalents	(193)

Net (decrease) increase in cash and cash equivalents	(14,306)	48,746

Cash and cash equivalents, beginning of period	46,519	4,695

Cash and cash equivalents, end of period	$32,213	$53,441

Supplemental disclosures:
Cash paid for interest	$28	$153

Cash paid for income taxes	None	None

Non-cash transactions:
Acquisition of assets included in accounts payable	$	$38

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

The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, including our expansion into China, to develop commercially viable products and processes, and ultimately to establish profitable operations. The Company expects to rely on debt, the issuance of equity securities and incentives and concessions from the Wu’an China Government sufficient to fund consolidated operations including the planned expansion to China. However, no assurances can be given that the Company will be able to meet these financing objectives.

The interim consolidated financial statements include Altair Nanotechnologies (China) Co., Ltd. (“Altair China”), established in the first quarter of 2012.

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

Note 3.  Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of September 30, 2012 or December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

There were no assets recorded at fair value on a recurring basis at September 30, 2012 or December 31, 2011.

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were as follows:

	Level	September 30, 2012	December 31, 2011
Warrant liabilities:	3	$742	$654

     The following table presents quantitative information for Level 3 measurements:

	Fair value at September 30, 2012	Valuation technique	Unobservable input
Liabilities:
Warrant liabilities	$742	Black-Scholes- Merton option pricing model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at September 30, 2012:

	Fair Value	Carrying Value
Warrant liabilities:	$742	$742
Total	$742	$742

Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

Warrant liabilities
Opening balance – December 31, 2011	$654
Purchases, sales, issuances, and settlements	—
Transfers into and (or) out of Level 3	—
Change in fair value	88
Unrealized gains / (losses)	—
Other adjustments	—
Closing balance – September 30, 2012	$742

There were no purchases, sales, transfers, issuances or settlements of Level 3 financial instruments. There were no assets or liabilities measured on a non-recurring basis as of September 30, 2012 and December 31, 2011.

Other Financial Instruments
The carrying values and fair values of the Company’s other financial instruments were as follows:

		September 30, 2012		December 31, 2011
		Carrying value	Fair value	Carrying value	Fair value
Accounts receivable, net	2	$949	$949	$333	$333
Trade accounts payable	2	$5,667	$5,667	$5,870	$5,870
Capital lease obligation	2	$16	$16	$12	$12
Note payable	2	$1,000	$1,000	$-	$-

The following methods were used to estimate the fair values of other financial instruments:

Accounts receivable, Trade accounts payable, Capital lease obligation and Note payable. The carrying amounts approximate fair value due to their short term nature.

Note 4.  Product Inventories

Product inventories consist of the following:

In thousands of dollars
	September 30, 2012	December 31, 2011
Raw materials	$3,254	$4,193
Work in process	5,349	2,982
Finished goods	45	45
Total product inventories	$8,648	$7,220

As of September 30, 2012 and December 31, 2011, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances, as a result of quality issues related to product inventories totaled $663,000 and $264,000 at September 30, 2012 and December 31, 2011, respectively.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars
	September 30, 2012	December 31, 2011

Deferred contract costs	$3,330	$678

Other assets, related party	$1,700	$-

Prepaid inventory purchases	$12	$801
Prepaid insurance	369	259
Deposits	341	341
Other prepaid expenses and current assets	175	161
Total prepaid expenses and other current assets	$897	$1,562

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent. Other assets, related party, relates to a payment made to Yintong Energy (YTE) (an affiliate of Canon) as the Company will be working with YTE to supply the initial order of fifty electric buses by Wu’an China.

Note 6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands of dollars
	September 30, 2012	December 31, 2011
Machinery and equipment	$10,919	$11,117
Building and improvements	4,323	4,447
Furniture, office equipment & other	1,798	1,826
Furniture, office equipment & other - China	108	-
	17,148	17,390

Total	17,148	17,390
Less accumulated depreciation	(11,031)	(10,520)
Total property, plant and equipment	$6,117	$6,870

Depreciation expense for the nine months ended September 30, 2012 and 2011, totaled $714,000 and $948,000, respectively.

Note 7.  Patents

       Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives.  The amortized patents’ balances as of September 30, 2012 and December 31, 2011 were:

 In thousands of dollars

	September 30, 2012	December 31, 2011
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,073)	(1,016)
Total patents and patent applications	$293	$350

         The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the nine months ended September 30, 2012 and 2011, was $57,000.  For each of the next three years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense for the fourth year is expected to be approximately $65,000.

Note 8.  Stock-Based Compensation

As of September 30, 2012, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.

The total number of shares authorized to be granted under the Plan was increased from 750,000 to an aggregate of 2,250,000 based on the proposal approved at the annual and special meeting of shareholders on May 30, 2007. On June 23, 2011, we held an annual and special meeting of shareholders. The proposal to increase the number of authorized shares under the Plan from 2,250,000 to 7,250,000 shares was approved at this meeting. The additional 5,000,000 shares approved by the stockholders are not available for stock option issuance at this time, as the Board of Directors has not authorized the filing of the related Registration Statement on Form S-8. Prior stock option plans, under which we may not make future grants, authorized a total of 1,650,000 shares, of which options for 1,069,692 shares of common stock were granted (net of expirations) and options for 7,500 shares of common stock are outstanding and unexercised at September 30, 2012. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions were used:

	September 30, 2012	September 30, 2011
Stock Price	$0.74	$1.34
Exercise Price	$2.56	$2.56
Expected Volatility	112%	101%
Expected Dividend Yield	None	None
Expected Term (in years)	4.0	5.0
Risk-free Interest Rate	0.37%	0.38%

As of September 30, 2012, the value of the warrant liability was $742,000 and the change in fair value during the nine months ended September 30, 2012 was a loss of $88,000. The loss was recorded as other expense in the statement of operations.

Warrant activity for the nine months ended September 30, 2012 and 2011 is summarized as follows:

	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1,	2,476,654	$2.49	1,757,115	$4.61
Issued			1,800,000	2.56
Expired			(50,000)	14.56
Warrant redemption			(972,590)	3.28
Exercised
Outstanding at September 30,	2,476,654	$2.49	2,534,525	$2.74
Currently exercisable	2,476,654	$2.49	2,534,525	$2.74

The following table summarizes information about warrants outstanding at September 30, 2012:

			Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	to	$2.30	676,654	3.5	$2.30
$2.31	to	$4.00	1,800,000	4.0	2.56
			2,476,654	4.1	$2.49

Note 10.  Note Payable

On August 8, 2012, we entered into a Note payable secured by, a Deed of Trust, corporate guaranty and hazardous materials indemnity agreement (collectively, the “Loan Documents”) for the provision of a $1 million loan (the “Loan”) secured by the Company’s Reno, Nevada Facility. Under the terms of the loan documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We are obligated to pay five months of prepaid interest to the lender upon closing and make interest-only payments on a monthly basis during the remaining term of the loan and to repay all principal and any outstanding interest on or before August 1, 2013. Although we may prepay the loan, we are obligated to pay a minimum of five months’ interest.  Proceeds of the Loan have been used for general working capital requirements.

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

During the nine months ended September 30, 2012, the Company and its affiliates received a total of $3.2 million in payments for its various Power and Energy Group projects. The bulk of these cash payments were associated with contractual milestone payments for our larger utility-scale energy storage system projects. However, the total amount of these cash payments has not been recognized in our reportable segment data for the quarter, as the related contracts are recognized under the completed contract method.

Reportable segment data reconciled to the consolidated financial statements as of the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 is as follows:

 In thousands of dollars

Three Months	Net Sales	Loss (Income) From Operations	Depreciation and Amortization	Assets
September 30, 2012
Power & Energy Group	$296	$4,483	$233	$54,087
All Other	64	(44)	19	353
Consolidated Total	$360	$4,439	$252	$54,440

September 30, 2011
Power & Energy Group	$795	$5,136	$240	$71,166
All Other	60	(40)	19	424
Consolidated Total	$855	$5,096	$259	$71,590

Nine Months	Net Sales	Loss (Income) From Operations	Depreciation and Amortization	Assets
September 30, 2012
Power & Energy Group	$886	$14,507	$714	$54,087
All Other	185	(125)	57	353
Consolidated Total	$1,071	$14,382	$771	$54,440

September 30, 2011
Power & Energy Group	$3,219	$15,028	$956	$71,166
All Other	663	(33)	57	424
Consolidated Total	$3,882	$14,995	$1,013	$71,590

In the table above, the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense. As noted in the prior section, $3.2 million in contractual milestone and other payments associated with our utility-scale energy storage system projects were not deemed as recognizable revenue for the quarter, and thus were not included in the table.

For the nine months ended September 30, 2012, long-lived assets decreased by $180,401 for the Power and Energy Group.  For the nine months ended September 30, 2011, long-lived asset increased by $572,746.

For the nine months ended September 30, 2012, we had sales to four major customers, each of which accounted for 10% or more of recognizable revenues. The company had no sales to related parties during the nine months ended September 30, 2012. Total sales to these customers for the nine months ended September 30, 2012 and the balance of their accounts receivable at September 30, 2012 were as follows:

 In thousands of dollars
Customer	Sales Nine Months Ended September 30, 2012	Accounts Receivable Balance at September 30, 2012
Power and Energy Group:
Emrol	$139
Hybricon	131
Proterra	121	$121
ABB Secheron	111	2

For the nine months ended September 30, 2011, we had sales to two major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the nine months ended September 30, 2011 and the balance of their accounts receivable at September 30, 2011 were as follows:

 In thousands of dollars
Customer	Sales Nine Months Ended September 30, 2011	Accounts Receivable Balance at September 30, 2011
Power and Energy Group:
Yintong Energy (YTE)*	$1,779	$-
Proterra, LLC	1,045	$6

*YTE (an affiliate of Canon) became a related party, as of July 21, 2011.

Revenues for the nine-month periods ended September 30, 2012, and 2011 by geographic area were as follows:

In thousands of dollars
Geographic information (a):	Sales Nine Months Ended September 30, 2012	Sales Nine Months Ended September 30, 2011

United States	$251	$1,861
Germany	145
Belgium	139
Sweden	131
Switzerland	111
Other foreign countries	294	242
China		1,779
Total	$1,071	$3,882

Note 12.  Commitments and Contingencies

Commitments — In March 2012, the Company was requested to obtain a stand by letter of credit in the amount of $293,000 in connection with the execution of a customer contract. The Company obtained the $293,000 stand by letter of credit and was required to transfer $293,000 to a restricted bank account.

On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system (“ESS”) manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair will acquire the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $12 million and land transfer taxes and fees of approximately $1.9 million and agreed to make fixed asset investments on the land of approximately $167 million over an unspecified period of time, with initial construction to begin by March 31, 2013.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair is in the midst of negotiating with Wu’an City regarding a package of incentives to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

Contingencies — We are subject to claims in the normal course of business.  Except for the items noted below, management, after consultation with legal counsel, believes that liabilities, if any, resulting from such claims will not materially affect our financial position or results of operations.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $0.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied. A second motion related to interpretation of the indemnity provisions of the underlying agreement was decided in favor of the Company.  In October 2012, the Company entered into a settlement agreement with JMP, pursuant to which, in exchange for a full release, the Company is obligated to pay an aggregate of $1.65 million to JMP, $962,500 payable upon signing and $137,500 on each of December 15, 2012, January 15, 2013, February 15, 2013, March 15, 2013 and April 15, 2013. The obligations of the Company are guaranteed by Canon Investment Holdings, Ltd.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altairnano, an indirect subsidiary of the Company, filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altairnano seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altairnano in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altairnano claims that Mr. Cheng is entitled to no fee, and that Altairnano is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altairnano has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng. In October 2012, Altairnano entered into a settlement agreement with Mr. Cheng pursuant to which, in exchange for a fully release, a subsidiary of Altairnano will pay Mr. Cheng $1.3 million.

An accounts payable accrual of $4.0 million and $2.95 million was accrued  in the Company’s balance sheet as of December 31, 2011 and September 30, 2012, respectively (See Note 13).

Supplier Concentration — We rely on certain suppliers as the sole-source, or as a primary source, of certain services, raw materials and other components of our products.  We do not yet have long-term supply or service agreements engaged with any such suppliers, which are subject to claims in the normal course of business.

Note 13. Subsequent Events

In October 2012, the Company entered into a contract with TSK Solar, a leading energy EPC contractor and engineering firm, to provide an ALTI ESS Advantage system for a renewable integration project at the San Fermin 26 MW photovoltaic solar farm in Loiza, Puerto Rico. The system shall be delivered and commissioned by the end of December 2012. The Company received an initial down payment of $343,000 in October for the system. In November 2012, the 2 MW ALTI ESS Advantage system successfully shipped to Puerto Rico.

In October 2012, the Company and Northern Altair entered into a series of transactions, wherein, Northern Altair set aside, as restricted cash, $2 million with the Bank of China. In return, the Bank of China loaned the Company $2 million for use as operating capital. The proceeds of the loan were $1.98 million after prepaid fees were deducted.

In October 2012, the Company settled the JMP matter and made an initial settlement payment on October 31, 2012. The remainder of the five settlement payments shall be paid over the next six months. Our affiliate, Canon Investment Holdings Co., Ltd. guaranteed the Company’s settlement payments, which facilitated the payment plan. The Company also settled the Charles Cheng matter and made a single lump sum payment to Mr. Cheng on November 1, 2012 through its China-based affiliate, Northern Altair Nanotechnologies Co., Ltd. (“Northern Altair”). The total agreed upon settlement amount for both matters was $2.95 million. The Company reduced the total accrual to $2.95 million, as of September 30, 2012 and stock issuance cost included within common stock, as the settlement is directly related to the Canon Stock Subscription agreement completed in 2011.

On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system (“ESS”) manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair will acquire the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $12 million and land transfer taxes and fees of approximately $1.9 million and agreed to make fixed asset investments on the land of approximately $167 million over an unspecified period of time, with initial construction to begin by March 31, 2013.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair is in the midst of negotiating with Wu’an City regarding a package of incentives to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

On November 1, 2012, Altair Nanotechnologies Inc. (the "Company") entered into a Commercial/Investment Property Purchase Agreement with Wayne Rankin, Lee Rankin and Randy Rankin related to the sale of the Company’s Reno, Nevada Facility for a purchase price of $2,200,000.  Under the Agreement, Altair has agreed to lease the facility for 10 months following closing at a rate of $21,000 per month.  Closing is conditioned upon the buyers’ approval of a Phase 2 Environmental Survey and soil report and, assuming satisfaction of such conditions, is expected to occur within 30 days.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted under “Risk Factors” below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

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

Our historical revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants. We expect future revenues to consist primarily of product sales and turnkey projects. Our current customer backlog includes purchase orders to (1) supply a 1 MW ALTI-ESS energy storage system for a test of wind energy integration in Hawaii, (2) supply a 1 MW ALTI-ESS energy storage system for a test of solar energy integration in Hawaii, (3) supply a 1.8 MW ALTI-ESS energy storage system to an electric utility in New Jersey, (4) supply a 1.2 MW ALTI-ESS energy storage system to a wind turbine manufacturer for integration into their wind energy systems for testing in Europe, (5) supply a 2 MW ALTI-ESS energy storage system for integration with a solar energy system in Puerto Rico, (7) supply battery modules to an electric bus manufacturer, (8) supply Altair Power Rack systems to numerous integration firms, and (9) supply application kits to various OEMs for testing.

During the three months ending March 31, 2012 we formed Altair China. Our intention is to launch manufacturing and sales operations in China with the goal of supplying the Chinese government with advanced energy solutions for the electric grid, transportation and industrial market segments. Initially, the operation will focus on powering electric buses, taxis, and assembling energy storage systems for large residential complexes as well as for the electric grid.  Consistent with this goal, in April 2012, Altair Northern signed an Agreement (the “Wu’an Agreement") with Wu'an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan"). On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system (“ESS”) manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair will acquire the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $12 million and land transfer taxes and fees of approximately $1.9 million and agreed to make fixed asset investments on the land of approximately $167 million over an unspecified period of time, with initial construction to begin by March 31, 2013.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair is in the midst of negotiating with Wu’an City regarding a package of incentives to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

During the quarter ended September 30, 2012, we made significant progress on our contract deliverables. Two energy storage systems totaling 2 MW were built for HNEI, and one of those systems was shipped to the end user, the Hawaii Electric Company (“HELCO”) on September 5, 2012. We finished its installation work on October 4, 2012, and the HELCO energy storage system should be commissioned in mid- to late-November. Work on the second HNEI energy storage system has been completed and we anticipate that we will ship the system to the end user in the first quarter of 2013. A third ESS system was installed on October 12, 2012, for a renewable energy company based in Europe, who will use the system within a wind farm application. We recently completed production of a fourth energy storage system for another utility customer, but construction at the proposed installation site has not been completed by the end user. We also worked on a fifth ESS system during the third quarter, which was sold to TSK Solar, a leading energy EPC contractor and engineering firm, in September 2012. We have has received contractual milestone payments during the third quarter for most of these systems, but not all of these payments have been recognized as revenue for the third quarter due to GAAP-related considerations.

General Outlook

Our current focus is on the development of battery systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric grid, transportation, and industrial markets.  As we attempt to significantly expand our revenues from licensing, manufacturing and other sources, some of the key near-term events that will affect our long-term success prospects include the following:

•
Based on the success of the 2008 AES 2 MW frequency regulation trial, as validated in the KEMA, Inc. analysis and report, we have experienced a substantial amount of interest in our large scale battery systems from other entities and are in active sales development discussions with a number of them. In 2011, we accepted purchase orders to supply the University of Hawaii - Hawaii Natural Energy Institute (“HNEI”) with two 1 MW energy storage systems, one of which is for a test of wind energy integration and the other of which is for a test of solar energy integration.  We shipped the wind system in the third quarter of 2012, and are in the final stages of the installation. We are currently scheduled to install the solar system in the first quarter of 2013.

•
In addition, as noted above, we have recently delivered, or expect to deliver in the next few months, five 1-2 MW energy storage systems.  We anticipate that these smaller-scale energy storage systems will help establish the value of our products and facilitate future sales of similarly sized, or larger, systems.

•
On February 9, 2011, we signed an $18 million contract with Inversiones Energéticas, S.A. de C.V. (“INE”) for the supply and installation of a 10 MW ALTI-ESS advanced battery system in El Salvador.  Total revenue under the Contract is expected to be recognized over an expected 14-month period following Altair’s receipt of the notice to proceed.  This project has been delayed as a result of obtaining necessary regulatory approvals to enable battery-based energy storage on the El Salvador electric grid.  We believe the necessary regulatory approvals will eventually be received.

•	We have supplied battery modules to Proterra, LLC, a Greenville, South Carolina based leading designer and manufacturer of heavy-duty drive systems, energy storage systems, vehicle control systems and transit buses for their all-electric and hybrid-electric buses. In 2011, we sold $2.1 million of battery modules to Proterra. In May 2012, we signed a contract to supply battery modules to Proterra. On June 19, 2012, Proterra released its first purchase order under the agreement for deliveries in the first quarter of 2013.

•
Based on the demonstrated success of our battery modules in the Proterra bus application, we have also entered into discussions with a number of other bus rail and systems integrators regarding joint development products or purchases of our battery products for transportation applications in the U.S., Europe and China. These customers are now testing and prototyping our products.

•
We are in discussions with a number of industrial manufacturers of forklifts, elevators, mining, rail and other electric equipment whose use requires the long-life, rapid recharge, extreme operating temperature range or other differentiating attributes of our battery technology. We have supplied application kits to several of these companies for testing and evaluation.

•
We are targeting China as a primary source of revenue for our battery systems targeted at the electric bus and electric grid markets.  We recently formed Altair China in Zhuhai China, which signed the Wu’an Agreement related to a number of transactions between Altair China and Wu'an or Handan.  Consistent with the Wu’an Agreement, we recently acquired rights to use approximately 66 acres of commercial land in Wu’an under an arrangement in which benefits received will directly offset the purchase price. This is to facilitate Altair China's construction of a manufacturing facility in an industrial park being promoted by Wu'an. We are still in the process of documenting the transfer.  Under the Wu’an agreement, the city also agreed to place orders for electrical buses and energy storage systems for large residential complexes. Wu’an placed an initial deposit in August 2012 in the amount of $1.9 million for its initial order of fifty electric buses.

•
On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system (“ESS”) manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair will acquire the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $12 million and land transfer taxes and fees of approximately $1.9 million and agreed to make fixed asset investments on the land of approximately $167 million over an unspecified period of time, with initial construction to begin by March 31, 2013.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair is in the midst of negotiating with Wu’an City regarding a package of incentives to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

•
In August 2012, we entered into a memorandum of understanding with a leading coal company in China, which also operates utilities and railroads. We are currently in discussions about a possible pilot project that would test and demonstrate the Company’s systems when integrated with a wind farm.

•	In September 2012, we signed a memorandum of understanding with EnerDel, a manufacturer of lithium-ion batteries and systems, to collaborate on the joint marketing and sales of each other’s products.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $14.3 million, from $46.5 million at December 31, 2011 to $32.2 million at September 30, 2012. The decrease in cash was primarily due to the $15.7 million of cash used in operating activities during the nine months ending September 30, 2012. The bulk of the cash used in operations went to cover our net loss of $14.4 million offset by $1M in proceeds from a short-term note payable used towards the $4.7 million build-up of work in process inventory related to the fulfillment of customer sales backlog, of which $1.2 million is included in deferred contract costs.

During the nine months ending September 30, 2011 we issued shares of common stock and warrants to purchase shares of common stock for net proceeds of $61.8 million.  We recorded a $1.9 million warrant liability related to this capital raise.  We also paid off $206,000 of debt and $530,000 in warrant redemptions. On July 22, 2011 we issued 37,036,807 shares at $1.55 each to Canon for gross proceeds of $57.5 million. As of September 30, 2011, we had paid $1.4 million in related expenses.

As of September 30, 2012, we had cash totaling $32.2 million. In April 2012, $32.0 million was transferred to Altair China in to be used towards our China operations.  The Board of Directors has developed a funding process for both our U. S. operations and our China operations moving forward.  For China, assuming our completion of the land transfer, development of suitable manufacturing plans and finalization of orders, we believe that project financing or indebtedness may be available to facilitate operations.  In the U.S., our operations may be supported in the near term by selling inventory, equipment and services to Altair China, and receiving fees associated with intellectual property licensing; however, in the longer term, we may need to raise equity capital for the U.S. and China operation, particularly to build out inventory if orders from China, Central America or other areas increase.

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

Capital Commitments and Expenditures

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2012:

     In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Note payable	$1,000	$1,000	$-	$-	$-
Contractual service agreements	846	846	-	-	-
Capital leases	16	10	6	-	-
Purchase obligations	635	635	-	-	-
Total	$2,497	$2,491	$6	$-	$-

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the nine months ending September 30, 2012.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

In thousands of dollars
	Power and Energy Group		All Other		Consolidated
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011	2012	2011
Revenues
Product sales	$296	$795			$296	$795
License fees			$60	$60	60	60
Commercial collaborations			4		4
Contracts and grants
Total revenues	296	795	64	60	360	855

Cost of goods sold
Product	773	559			773	559
Commercial collaborations		(124)				(124)
Contracts and grants						-
Warranty and inventory reserves	15	97			15	97
Total cost of goods sold	788	532			788	532

Gross (loss) profit	(492)	263	64	60	(428)	323

Operating expenses
Research and development	1,422	1,593	1	1	1,423	1,594
Sales and marketing	499	834			499	834
General and administrative	1,837	2,730			1,837	2,730
Depreciation and amortization	233	240	19	19	252	259
Loss on disposal of assets		2				2
Total operating expenses	3,991	5,399	20	20	4,011	5,419
(Loss) income from operations	(4,483)	(5,136)	44	40	(4,439)	(5,096)

Other income (expense)
Interest income (expense), net	37	(97)			37	(97)
Change in market value of warrants	(267)	(676)			(267)	(676)
Loss on foreign exchange	(2)	(4)			(2)	(4)
Total other (expense) income, net	(232)	(777)			(232)	(777)

Net (loss) income	$(4,715)	$(5,913)	$44	$40	$(4,671)	$(5,873)

Revenues

Power and Energy Group revenue for the three months ending September 30, 2012 was $296,000. This amount included revenue from battery modules sold to five customers. Revenues were lower by $499,000, in the three months ending September 2012 compared to $795,000 in the three months ending September 30, 2011. This was primarily as a result of decreased revenue recognition for product sales; however deferred revenues for six customers increased $2.8 million to $5.3 million as of September 30, 2012.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales was $788,000 for the three months ended September 30, 2012. Cost of goods sold (COGS) exceeded product sales by $492,000. This was due to fixed manufacturing costs expensed during the period in light of low inventory production levels and due to cost increases associated with the launch of new electric grid products of $337,000.  This compared to $532,000 of total COGS for the same period in 2011, which was less than total sales by $263,000.

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

Operating Expenses

Operating expenses overall decreased by $1.4 million, from approximately $5.4 million during the three months ending September 30, 2011 to approximately $4.0 million during the three months ending September 30, 2012. The decrease during the three months ending September 30, 2012 compared to the three months ending September 30, 2011, was mainly in the general and administrative area by $0.9 million which directly related to severance expensed in 2011. Average U.S. employee headcount decreased by 14%, from 91 employees during the three months ending September 30, 2011 to 78 employees for the corresponding 2012 period. Average employee headcount in China increased from zero employees during the three months ending September 30, 2011 to 14 employees for the corresponding 2012 period. Research and development expenses decreased $0.2 million, from $1.6 million during the three months ending September 30, 2011 to $1.4 million during the three months ending September 30, 2012, while sales and marketing expenses also decreased by $0.3 million, from approximately $0.8 million during the three months ending September 30, 2011 to approximately $0.5 million during the three months ending September 30, 2012. We are focusing on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

Net loss generated during the three months ended September 30, 2012 totaled $4.7 million ($0.07 per share) compared to a net loss of $5.9 million ($0.10 per share) in the same three months of 2011.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Consolidated
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
Revenues
Product sales	$869	$3,258		$77	$869	$3,335

License fees			180	180	180	180
Commercial collaborations	17	77	5	3	22	80
Contracts and grants		(116)		403		287
Total revenues	886	3,219	185	663	1,071	3,882

Cost of goods sold
Product	1,792	3,467		17	1,792	3,484
Commercial collaborations		73				73
Contracts and grants				296		296
Warranty and inventory reserves	490	152		3	490	155
Total cost of goods sold	2,282	3,692		316	2,282	4,008

Gross (loss) profit	(1,396)	(473)	185	347	(1,211)	(126)

Operating expenses
Research and development	5,043	4,676	3	257	5,046	4,933
Sales and marketing	2,344	2,798			2,344	2,798
General and administrative	5,010	6,107			5,010	6,107
Depreciation and amortization	714	956	57	57	771	1,013
Gain on diposal of assets		18				18
Total operating expenses	13,111	14,555	60	314	13,171	14,869
(Loss) income from operations	(14,507)	(15,028)	125	33	(14,382)	(14,995)

Other income (expense)
Interest income (expense), net	67	(155)			67	(155)
Change in market value of warrants	(88)	346			(88)	346
Loss on foreign exchange	(2)	(5)			(2)	(5)
Total other (expense) income, net	(23)	186			(23)	186

Net (loss) income	$(14,530)	$(14,842)	$125	$33	$(14,405)	$(14,809)

Revenues

Power and Energy Group revenue for the nine months ending September 30, 2012 was $.9 million. This amount included revenue from battery modules sold to five customers. Revenues decreased by $2.3 million, from approximately $3.2 million during the nine months ending September 30, 2011 to approximately $0.9 million during the nine months ending September 30, 2012, as a result of the sale of $1.8 million of products to YTE during the nine months ending September 30, 2011, which facilitated our entry into the China market. This included 25,000 11 amp hour cells, one ALTI-ESS system and nano-lithium titanate oxide. The decrease is also a result of the sale of batteries to Proterra for $1.0 million in 2011 vs. $0 in 2012 and due to decreased revenue recognition for product sales; however, deferred revenues for six customers increased $3.7 million to $5.3 million as of September 30, 2012.

All Other contracts and grants revenue for the nine months ending September 30, 2011 was from our ARO nanosensor grant with the U.S. Army. Our portion of this contract was completed as of December 31, 2010, with pass-through revenues from a subcontractor continuing through July 2, 2011.

Cost of Goods Sold

In the Power and Energy Group the cost of goods sold for product sales was $2.3 million for the nine months ended September 30, 2012.  Cost of goods sold (COGS) exceeded product sales by $1.4 million due primarily to fixed manufacturing costs expensed during the period due to low inventory production levels, an increase in our inventory reserve and also accrued contract losses from cost increases associated with the launch of new electric grid products. This compared to $3.7 million of total COGS for the same period in 2011, due primarily to the YTE and Proterra revenue generated during 2011. The COGS associated with the YTE product sales during the first nine months of 2011 was higher than the revenue generated by those product sales, leading to a gross loss of $.5 million in the first nine months of 2011 for the Power and Energy Group.  We sold this product to YTE at less than our cost in order to expose our products to the potentially large China economic market.

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

Operating Expenses

Operating expenses overall were down $1.7 million during the nine months ending September 30, 2012, from $14.9 million during the nine months ending September 30, 2011 to $13.2 million during the nine months ending September 30, 2012. This reduction is the result of constrained spending in almost all areas of the company. Average U.S. employee headcount decreased by 15%, from 95 employees during the nine months ending September 30, 2011 to 81 employees for the corresponding 2012 period. Average employee headcount in China increased from zero employees during the nine months ending September 30, 2011 to 14 employees for the corresponding 2012 period.   Research and development expenses increased $0.1 million from $4.9 million during the nine months ending September 30, 2011 to $5.0 million during the nine months ending September 30, 2012. Sales and marketing expenses decreased by $.5 million, or 18%, from $2.8 million during the nine months ending September 30, 2011 to $2.3 million during the nine months ending September 30, 2012. General and administrative expenses decreased by $1.1 million, or 18%, from $6.1 million during the nine months ending September 30, 2011 to $5.0 million during the nine months ending September 30, 2012. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

Net loss generated during the nine months ended September 30, 2012 totaled $14.4 million ($0.21 per share) compared to a net loss of $14.8 million ($0.38 per share) in the same nine months of 2011.

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $19.9 million for the twelve months ended December 31, 2011. It is possible that we will not be profitable in the future.  Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient capital to finance our operations due to our operating results, market conditions and similar factors.

As of September 30, 2012, we had approximately $32.2 million in cash and cash equivalents; most of which, represents capital contributed to our Chinese subsidiaries to fund expansion of operations into China. Although it may be possible for the Company to repatriate a limited amount of capital for various intercompany transactions, these transactions will be governed by Chinese law. From time to time, administrative and legal issues may delay the timing of such transfers.

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

In conjunction with the March 2011 “registered direct” offering, we entered a Securities Purchase Agreement pursuant to which we agreed that we would not sell securities at a price below $2.23 per share for a two-year period ending March 2013, unless the March 2011 transaction is approved by our shareholders.  We are seeking such approval at our annual and special meeting of shareholders on November 28, 2012.  If such approval is obtained, it will permit sales of equity securities without restrictions but also eliminate the floor on an exercise price adjustment in the warrants issued as part of the March 2011 offering.  If we do not either obtain shareholder approval or cause the parties to the Securities Purchase Agreement to waive or amend this restriction, our ability to raise capital prior to March 2013 will be significantly impaired.  This may affect our ability to obtain cash necessary to continue operations.

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

If relations between the United States and China worsen, our operations and stock price may be harmed.
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

•
The majority shareholders may be able to influence our Board of Directors to enter into transactions with related or third parties that are more favorable to such parties than would be negotiated by an independent Board of Directors;

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

Our majority shareholder is, and a majority of our directors are, based in China.

Because of the physical distance, cultural differences and language difference between the United States and China, we may experience conflicts or inefficiencies in Board-management communication, management-employee communication, strategy formation and other parts of our business; this risk may be exacerbated by the fact that a majority of our directors do not speak English as a first language, or at all.

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

•
We have not filed for complete patent protection in certain countries in which we are currently selling product or seeking to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

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

Our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business, including our relationships with current customers and our ability to attract and retain new customers.  In addition, if the liability were substantial relative to the size of our business, any uncovered liability could harm our liquidity and ability to continue our operations.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery systems.  Certain materials we use in our batteries, as well as our battery systems, could, if used improperly, cause injuries to others.  Improperly charging or discharging our batteries could cause fires.  Any accident involving our batteries or other products could decrease or even eliminate demand for our products.  Because some of our batteries are designed to be used in electric and hybrid electric buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages.  In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries.   We could even be harmed by problems or accidents involving competing battery systems, if the market viewed our batteries as being vulnerable to similar problems.  Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue our operations.

Continuing adverse economic conditions could reduce or delay demand for our products.

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

As evidenced by our closing of our transaction with Canon and related agreements with YTE, we routinely consider entering into acquisition, strategic or combination transactions with other companies for strategic and/or financial reasons.   We do not have extensive experience in conducting diligence on, evaluating, purchasing, merging with, selling to or integrating new businesses or technologies with other entities.  If we do succeed in closing a combination with another company, we will be exposed to a number of risks, including:

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

We have limited financial, personnel and other resources and, because of our early stage of development, have limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. In addition, certain of our early stage competitors are partnered with, associated with or supported by larger business or financial partners.  This may increase their ability to raise capital, attract media attention, develop products and attract customers.  Because of their size, resources, reputation and history (or that of their business and financial partners), certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue our operations and lend greater credibility to any joint venture.

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

We are a U.S. corporation, and a majority of our directors reside outside the United States in Canada or China. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Canadian or Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

We are dependent on key personnel.

We have experienced, and may continue to experience, turnover in key positions, which could result in the loss of company-specific knowledge, experience and expertise. Our success will depend, to a significant extent, on the services of our executive management team and certain key scientists and engineers. We do not have key man insurance on any of these individuals. Nor do we have agreements requiring any of our key personnel to remain with our company.  The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would harm our business.

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 200 million shares of common stock that may be issued without any action or approval by our stockholders. In addition, we have various stock option plans that have potential for diluting the ownership interests of our stockholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of our company held by existing stockholders.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to the United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain state and provincial securities laws. We are also subject to state and federal environmental, health and safety laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

We may be delisted from the Nasdaq Capital Market if we do not come into compliance with the audit committee and minimum bid requirements.

Our bid price has been trading below the $1.00 minimum bid price required by the Nasdaq Capital Market.  On July 6, 2012, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that we had not regained compliance with the $1.00 per share minimum bid requirement prior to the July 6, 2012 deadline set out in a previous letter from Nasdaq.  Nasdaq stated, however, that on July 6, 2012, we satisfied all initial inclusion criteria for the Nasdaq Capital Market other than the minimum bid price requirement and that, as a result, we would be provided an additional 180 day period, or until January 2, 2013, to regain compliance.  If the bid price of our common stock does not close at $1.00 per share or more for a minimum of 10 consecutive business days, as a result of a reverse stock split or otherwise, by January 2, 2013, we will likely be delisted from the Nasdaq Capital Market.

In addition, On May 1, 2012, we received a letter from Nasdaq we are not in compliance with the audit committee requirements in Nasdaq Marketplace Rule 5605.  Among other things, Rule 5605 requires that we have an audit committee composed of at least three independent directors.  Alexander Lee, a member of our audit committee, was appointed Interim Chief Executive Officer on April 1, 2012 and, as a result, ceased to be independent.  We have not yet appointed a third independent director to fill the vacancy on the audit committee.  According to the letter, pursuant to Rule 5605(c) (4), we have been provided a cure period in order to regain compliance, which cure will expire at our annual shareholders meeting on November 28, 2012.  If we do not replace Mr. Lee on the audit committee by that date, we may be delisted from the Nasdaq Capital Market.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.     Controls and Procedures

(a)     Based on their evaluation as of September 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

JMP Dispute.  On or about September 9, 2011, JMP Securities LLC ("JMP") filed a complaint against the Company in the United States District Court in the Northern District of California.  JMP alleges breach of contract, promissory estoppel, fraud and negligence misrepresentation and seeks damages and punitive damages in an unspecified amount.  This dispute arises from JMP's engagement as the Company's financial advisor in July 2010, and the key issue in this dispute is the amount of the fee JMP is entitled to receive as a result of the closing of the common share issuance to an affiliate of Canon. Under governing agreements, the amount of JMP's fee differs depending upon whether the common share issuance is a "Sale or Merger" (defined to include an acquisition of a majority of voting securities of the Company) or whether it is a "Strategic Investment", and whether certain gross up provisions apply.   The Company asserts that the correct fee amount is approximately $0.8 million, while JMP asserts that the correct fee amount is approximately $2.3 million.  The Company filed an answer to JMP's complaint.  The Company filed motion to dismiss certain claims on the pleadings, which was denied.  A second motion related to interpretation of the indemnity provisions of the underlying agreement was decided in favor of the Company.  In October 2012, the Company entered into a settlement agreement with JMP, pursuant to which, in exchange for a full release, the Company is obligated to pay an aggregate of $1.65 million to JMP, $962,500 payable upon signing and $137,500 on each of December 15, 2012, January 15, 2013, February 15, 2013, March 15, 2013 and April 15, 2013.  The obligations of the Company are guaranteed by Canon Investment Holdings, Ltd.

Charles Cheng Fee Dispute.  On or about October 12, 2011, Altairnano, an indirect subsidiary of the Company, filed a complaint against Zhiyuan (Charles) Cheng in the United States District Court in the Northern District of Nevada.  Altairnano seeks a declaratory judgment that it owes Mr. Cheng no fee and seeks damages for breach of contract in an unspecified amount.  The dispute arises from Mr. Cheng's engagement as a consultant to seek customers and strategic partners for Altairnano in China.  Mr. Cheng has asserted in various communications that his efforts were significant in the arranging of the common share issuance with Canon and that, as a result, he is entitled to a $1.7 million fee in consideration of the closing of such transaction. Altairnano claims that Mr. Cheng is entitled to no fee, and that Altairnano is entitled to damages, as a result of Mr. Cheng's numerous breaches of material provisions of the agreement.   Altairnano has filed the complaint, and Mr. Cheng has filed an answer denying key allegations of the complaint and a counterclaim seeking payment of the fee, and damages, under various theories.  Mr. Cheng has joined Zhuhai Yintong Energy Company Ltd. (“YTE”) and Wei Yincang into the action by means of a complaint against them alleging a breach of an agreement between them and Mr. Cheng.  In October 2012, Altairnano entered into a settlement agreement with Mr. Cheng pursuant to which, in exchange for a full release, a subsidiary of Altairnano will pay Mr. Cheng $1.3 million.

An accounts payable accrual of $4.0 million and $2.95 million was accrued in the Company’s balance sheet as of December 31, 2011 and September 30, 2012, respectively

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item; however, certain risk factors are identified under the title "Risk Factors" as part of Part I, Item 2.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system (“ESS”) manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair will acquire the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $12 million and land transfer taxes and fees of approximately $1.9 million and agreed to make fixed asset investments on the land of approximately $167 million over an unspecified period of time, with initial construction to begin by March 31, 2013.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair is in the midst of negotiating with Wu’an City regarding a package of incentives to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

Item 6.    Exhibits

a)	See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altair Nanotechnologies Inc.

November 14, 2012	By: /s/ Alexander Lee
Date	Alexander Lee,
Chief Executive Officer

November 14, 2012	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**
10.1	Note Secured by a Deed of Trust with Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2012
10.2	Deed of Trust Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2012
10.3	Guaranty in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2012
10.4	Amendment to Contract with INE	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 13, 2012
10.5	Loan Agreement with Bank of China Ltd.	Filed herewith
10.6	Commercial/Investment Property Purchase Agreement	Filed herewith
10.7	Contract on Assignment of State-owned Construction Land Use Right	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** SEC File No. 1-12497.