Form 10-K/A
period 2012-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2013-04-30
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

ALTAIR NANOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

204 Edison Way Reno, Nevada 89502-2306
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (775) 856-2500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	NASDAQ Capital Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [ ] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ] NO [ ]

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

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[ ] Non-accelerated Filer	[X ] Smaller reporting Company

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Altair Nanotechnologies Inc. (“Altair”, “we”, or the “Company”) is filing this Amendment No. 1 to its Annual report on Form 10-K for the year ended December 31, 2012 to include the information required by Items 10 through 14 of Part III of Form 10-K.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

 Directors

Certain information with respect to directors of the Company is set forth in the table below:

Name & Province/State and Country	Office with Company	Period of Service as a Director
Yincang Wei Zhuhai, Guangdong, China	Director and Chairman (B)	Since July 22, 2011
Alexander Lee California, U.S.A	Chief Executive Officer and Director	Since December 2009
Liming (Albert) Zou British Columbia, Canada	President and Director	Since July 22, 2011
Guohua Sun Zhuhai, Guangdong, China	Director (B)	Since July 22, 2011
Zhigang (Frank) Zhao Beijing, China	Director (A)	Since July 22, 2011
Victor Sze California, U.S.A	Director (A)	Since November 2012
Dr. Ching Chuen Chan Washington, U.S.A	Director	Since November 2012
Hong Guo British Columbia ,Canada	Director (A)	Since October 15, 2011
Jun (Eddie) Liu British Columbia ,Canada	Director (B)	Since July 22, 2011

(A)	Members of the Audit Committee.
(B)	Members of the Compensation, Governance and Nominating Committee.

 Set forth below is certain information with respect to each of the directors of the Company.

Yincang Wei

Age:	53

Director Since:	July 2011

Committees:	Compensation, Governance and Nominating Committee

Principal Occupation:	Chairman, Canon Investment Holdings Limited, Zhuhai Yintong Energy Company Ltd. and Guangdong Yintong Investment Holdings Group Co., Ltd.

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

Alexander Lee

Age:	47

Director Since:	December 2009

Committees:	None

Principal Occupation:	Chief Executive Officer of the Company

Experience:
Mr. Lee was named as Interim Chief Executive Officer of the Company in April 2012, and was named as Chief Executive Officer of the Company in August 2012. Mr. Lee serves as managing director of Al Yousuf, LLC, a Dubai-based company that operates a range of businesses in the electronics, information technology, transportation and real estate sectors. Mr. Lee joined Al Yousuf, LLC as a managing director in December 2009. From August 2010 to the present, Mr. Lee also served as CEO of Phoenix Cars LLC (“Phoenix Motorcars”), an electric vehicle developer. Phoenix Cars LLC is a wholly-owned subsidiary of Al Yousuf LLC, which acquired the operating assets of Phoenix MC Inc. in August 2009. Mr. Lee also held executive level positions at Phoenix MC, Inc. from December 2007 to October 2009. Prior to Phoenix MC, Inc., Mr. Lee worked at Rapiscan Systems (Nasdaq: OSIS), a developer, manufacturer and distributor of x-ray, gamma-ray and computed tomography products. Mr. Lee was vice president of strategic planning at Rapiscan from February 2006 to December 2007. Mr. Lee joined Rapiscan as the head of its contracts and proposals group in October 2003.

Mr. Lee earned a bachelor of arts degree from Brown University and a juris doctorate degree from the King Hall School of Law at the University of California Davis.

Specific Qualifications
Mr. Lee was originally appointed to the Board of Directors pursuant to a covenant in the Stock Purchase and Settlement Agreement with Al Yousuf, LLC, as amended.  Pursuant to the covenant, the Board of Directors is required, except where legal or fiduciary duties would require otherwise, to appoint one person to the Board of Directors nominated by Al Yousuf, LLC.  Mr. Lee continues on the Board of Directors because he is the Chief Executive Officer and has company-specific knowledge and experience.  In addition, he has a legal background and a background of managing, or overseeing the management of, growth-stage businesses.

Liming (Albert) Zou

Age	49

Director Since:	July 2011

Committees:	None

Principal Occupation:	President of the Company

Experience:
Mr. Zou was appointed as President of the Company in April 2012.  Mr. Zou previously served as Chief Executive Officer of YuView Holdings Ltd. and President of the Company from 2009 to 2012.  Mr. Zou previously served as Vice President for Asian Coast Development Ltd. from 2007 to 2008.  In this position, Mr. Zou had primary responsibility for marketing and business development in China.  Mr. Zou served as Executive Director of SI-TECH Information Technology Ltd. from 2005 to 2007, where he was responsible for corporate financing and mergers & acquisitions.  From 2004 to 2005, Mr. Zou served as a Director of Confederal Finance Corp.

Mr. Zou earned his bachelor’s degree in science from Beijing University of Post and Telecommunications and earned his master’s degree in science from the Graduate School of China Academy of Posts & Telecommunications.  He also earned a master’s degree in business administration from the Richard Ivey School of Business at the University of Western Ontario, Canada.

Specific Qualifications
Mr. Zou was appointed to the Board pursuant to a covenant in an agreement between the Company and Canon.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by Canon representing a majority of the Board.  In addition, Mr. Zou is the President of the Company, oversees its operations in China and has an advanced degree and experience in business management.

Guohua Sun

Age:	36

Director Since:	July 2011

Committees:	Compensation, Governance and Nominating Committee

Principal Occupation:	General Manager, Canon Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd; Director, Zhuhai Yintong Energy Company Ltd.

Experience:
Mr. Sun has served as the General Manager of Canon Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd. from April 2005 to the present and currently serves as a director of Zhuhai Yintong Energy Company Ltd.  Prior to that, Mr. Sun served as General Manager of Beijing Yinda Transportation Investment Limited from 2003 to 2005, prior to that time, as Vice General Manager from 2001 to 2003.  Mr. Sun also served as Vice General Manager of Nan-Ming-He Iron Ore Limited from 2001 to 2003.

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

Zhigang (Frank) Zhao

Age:	53

Director Since:	July 2011

Committees:	Audit Committee

Principal Occupation:	Chief Financial Officer, Borqs International Holding Corporation

Experience:
Since September 2012, Mr. Zhao has worked for Borqs International Holding Corporation, a technology company that provides Android software and end-to-end service platform solutions. Mr. Zhao previously served as chief financial officer for KingMed Diagnostics, an independent medical testing service company through May 2012. Prior to joining KingMed in January 2011, Mr. Zhao served as chief financial officer for Simcere Pharmaceutical Group (NYSE: SCR) from October 2006 to January 2011.  Mr. Zhao served as chief financial officer for Sun New Media/Hurray in China from September 2005 to October 2006, as controller for Faro Technology (Nasdaq: FARO) in the United States from September 2003 to August 2005, and as vice president of finance for 800 Travel (USA), an Introwest Company from June 1997 to August 2003.  Prior to that, Mr. Zhao worked at Price Waterhouse Coopers in the United States as a senior auditor from September 1993 to May 1997.

Mr. Zhao earned his bachelor’s degree in economics from Beijing University and his master of business administration from the University of Hartford. Mr. Zhao is a member of the American Institute of Certified Public Accountants.

Other Directorships	Zuoan Fashion (NYSE: ZA), a clothing and design company.

Specific Qualifications
Mr. Zhao’s appointment as a director is based on his accounting and financial services expertise, his management experience and his experience in overseeing public companies with ties to both the United States and China.

Victor Sze

Age:	46

Director Since:	November 2012

Committees:	Audit Committee

Principal Occupation:	Executive Vice President, General Counsel and Corporate Secretary of OSI Systems, Inc. (Nasdaq: OSIS)

Experience:
Mr. Sze is currently the Executive Vice President, General Counsel and Corporate Secretary of OSI Systems, Inc. (Nasdaq: OSIS), a vertically integrated designer and manufacturer of specialized electronic systems and components for uniquely critical applications. Mr. Sze joined OSI company as Vice President of Corporate Affairs and General Counsel in March 2002. From 1999 through November 2001, Mr. Sze served as in-house counsel to Interplay Entertainment Corp., a developer and worldwide publisher of interactive entertainment software, holding the title of Director of Corporate Affairs. Prior to joining Interplay Entertainment Corp., Mr. Sze practiced law with the firm of Wolf, Rifkin & Shapiro in Los Angeles.

Mr. Sze holds a Bachelor of Arts degree in economics from the University of California, Los Angeles and a juris doctorate from Loyola Law School.

Specific Qualifications	Ms. Sze was appointed to the Board of Directors because of his experience with public company governance, his legal background and his experience working with growth-stage businesses.

Dr. Ching Chuen Chan

Age:	76

Director Since:	November 2012

Committees:	None

Principal Occupation:	Chief Scientist of Zhuhai Yintong Energy Company Ltd. Honorary Professor and the former Head of the Department of Electrical and Electronic Engineering at the University of Hong Kong.

Experience:
Dr. Chan is currently the Chief Scientist of Zhuhai Yintong Energy Company Ltd. He is also the Honorary Professor and former Head of the Department of Electrical and Electronic Engineering, the University of Hong Kong. Dr. Chan was the Founding President of the International Academy for Advanced Study. Dr. Chan was the Founding President of the World Electric Vehicle Association and the Electric Vehicles Association of Asia Pacific, and Past President of the Hong Kong Institution of Engineers. Prof. Chan is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences, the Institute of Electrical and Electronics Engineers, the Institution of Engineering and Technology, and the Hong Kong Institute of Engineers. He authored and coauthored 11 books, over 300 technical papers and holds 9 patents.

Dr. Chan holds BSc, MSc, PhD, HonDSc and HonDTech degrees from various universities.

Specific Qualifications
Dr. Chan was appointed to the Board of Directors because of his technical expertise in electronic engineering, his experience as a leader and innovator in the electronic engineering field and his reputation in the industry in China and other parts of the world.

Hong Guo

Age:	46

Director Since:	October 2011

Committees:	Audit Committee

Principal Occupation:	Attorney at Guo Law Corporation in Richmond, BC, British Columbia

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

Specific Qualifications	Ms. Guo was appointed to the Board of Directors because of her knowledge of Canadian law, her legal background generally and her experience working with companies with Chinese and North American ties.

Jun (Eddie) Liu

Age:	57

Director Since:	July 2011

Committees:	Compensation, Governance and Nominating Committee

Principal Occupation:	VP, Director of Marketing Strategy & Development of Northern Altair Nanotechnologies Co., Ltd., an indirect subsidiary of the Company

Experience:
Mr. Liu was appointed as VP, Director of Marketing Strategy & Development of Northern Altair Nanotechnologies Co. in November 2012. Liu served as General Manager of Vantech Enviro Plastics Corp. Canada, a company focused on the development and production of plastic film products.  Mr. Liu previously served as Marketing and Sales Director for Morgan Grandview Group (Canada) from November 2008 to October 2009.  In this position, Mr. Liu had primary responsibility for marketing development, business management and product sales in Canada and the United States.  Mr. Liu served as Account Manager and then as Authorized Supervisor at JNE (Canada) from September 2004 to December 2007.

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

Executive Officers

The executive officers of the Company are Messrs. Alexander Lee, Liming Zou, Stephen B. Huang and Bruce J. Sabacky. Information regarding Mr. Lee and Mr. Zou is presented in “Directors” immediately above.  Certain information regarding Messrs. Huang and Sabacky follows.

Stephen B. Huang

Age:	40

Principal Occupation:	Vice President, Chief Financial Officer and Secretary of the Company

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

 Mr. Huang received his bachelor’s degree in Business Administration (Finance and Accounting) from San Francisco State University, College of Business.

Bruce J. Sabacky

Age:	62

Principal Occupation:	Chief Technology Officer of the Company

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2012 were filed with the SEC on a timely basis, except for the following: (1) A Form 3 for Victor Sze was due on December 10, 2012, but was filed on December 11, 2012; (2) a Form 3 for Ching Chuen Chan was due on December 10, 2012, but was filed on December 13, 2012; (3) A Form 4 for Alexander Lee was due on April 3, 2012, but was filed on April 29, 2013, and (4) A Form 4 for Albert Zou was due on April 3, 2012, but was filed on April 30, 2013.

Code of Ethics and Code of Conduct

The Company has adopted the Code of Ethics for Senior Executives, Financial Officers, Members of the Management Executive Committee, and Directors (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics is available on the Company’s website at www.altairnano.com under “Investors” – “Governance.”

The Company has adopted the Altair Nanotechnologies Inc. Code of Conduct (the “Code of Conduct”), which constitutes a code of conduct applicable to all officers, directors and employees that complies with Nasdaq Rule 5610.  The Code of Conduct is available on the Company’s website at www.altairnano.com under “Investors” – “Governance.”

Audit Committee

The Audit Committee operates pursuant to a written charter adopted by the Board, a copy of which may be found on the Company’s website www.altairnano.com under the heading “Investors”.  A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Altair Nanotechnologies Inc., 204 Edison Way, Reno, Nevada 89502, U.S.A.

From January 1, 2012 through November 28, 2012, the Audit Committee was comprised of Zhigang (Frank) Zhao (Chair), Alexander Lee, and Hong Guo.  Prior to April 1, 2012, the Audit Committee was comprised solely of non-employee directors, each of whom had been determined by the Board to be independent under the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1)(ii) under the Exchange Act. On April 1, 2012, Mr. Lee became the interim Chief Executive Officer of the Company and lost his status as an independent director.  With regard to Mr. Lee, the Company relied on a Nasdaq Stock Market rule that allowed him to continue to serve on our Audit Committee, despite acting as the Company’s Chief Executive Officer, for a period expiring on the earlier to occur of the Company’s next annual shareholders meeting or the one-year anniversary of Mr. Lee’s appointment as interim CEO. The Company relied on this rule in order to provide sufficient time to identify a new director to serve on the Audit Committee. On November 28, 2012, Victor Sze replaced Mr. Lee on the Audit Committee. From November 28, 2012 through the present, Zhigang (Frank) Zhao (Chair), Victor Sze, and Hong Guo have served on the Audit Committee.

The Audit Committee held five meetings via conference call during the fiscal year ended December 31, 2012.  The members of the Audit Committee were all in attendance at each meeting.

The Board has determined in its business judgment that each member of the Audit Committee satisfies the requirements with respect to financial literacy set forth in Nasdaq Stock Market Rule 5605(c)(2)(iv); that Zhigang (Frank) Zhao is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act; that each member of the Audit Committee is independent under Rule 10A-3(b)(1)(ii) under the Exchange Act and are, as a result of their past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background, sophisticated with respect to financial matters.

The Audit Committee’s responsibility is to assist the Board in its oversight of (a) the quality and integrity of the Company’s financial reports, (b) the independence and qualifications of the Company’s independent auditor, and (c) the compliance by the Company with legal and regulatory requirements.  Management of the Company has the responsibility for the Company’s financial statements as well as the Company’s financial reporting process, principles and internal controls.  The Company’s independent public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

Item 11.   Executive Compensation

Summary Compensation Table

The following table provides details with respect to the total compensation of the Company’s named executive officers with respect to the year ended December 31, 2012. The named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2012, (b) the next two most highly compensated executed officers during 2012 serving as of December 31, 2012 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (1) ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Alexander Lee, Chief Executive Officer	2012	243,000(2)	Nil	Nil	66,665	Nil	Nil	Nil	310,415
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
H. Frank Gibbard, Former President, Chief Executive Officer	2012	70,000	Nil	Nil	Nil	Nil	Nil	140,000(3)	210,000
	2011	70,000	Nil	Nil	66,665	Nil	Nil	Nil	136,667
Liming (Albert) Zou, President	2012	158,308(2)	Nil	Nil	66,665	Nil	Nil	51,111	276,084
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bruce J. Sabacky, Vice President & Chief Technology Officer	2012	225,000	Nil	Nil	Nil	Nil	Nil	6,750(4)	231,750
	2011	225,000	Nil	Nil	Nil	Nil	Nil	6,750(4)	231,750

(1)
The amounts in column (f) represents the grant date fair value of the stock option awards determined in accordance with Accounting Standards Codification Topic 718 of the Financial Accounting Standards Board (“FASB ASC Topic 718”) pursuant to the Company’s stock incentive plans. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2013, and Note 10 to the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

(2)	Excludes compensation received in his capacity as a director prior to the date he became an executive officer.

(3)
Represents $140,000 paid to Mr. Gibbard for six months of consulting services paid pursuant to a Separation and Consulting Agreement signed on April 4, 2012 associated with the termination of his employment.

(4)	Reflects value of matching contributions made by the Company in connection with the 401(k) Plan, except as noted.

Employment Agreements

Mr. Lee and Mr. Zou entered into employment agreements with the Company on August 16, 2012.  Under the employment agreements, Mr. Lee is entitled to an annual base salary of not less than $325,000 (which is his current salary), and Mr. Zou is entitled to an annual base salary of not less than $280,000 (which is his current salary). In addition, the executives are entitled to bonuses when, as and if determined by the Board of Directors of the Company.  The employment agreements also include an agreement by the Company that all stock options and other equity awards granted to the executives will include provisions under which vesting of the awards will accelerate in connection with a change of control. The employment agreements require the executives to sign the Company’s standard confidential information and invention assignment agreements and include 12-month non-competition and non-solicitation covenants. The employment agreements are for a fixed term expiring on March 31, 2014, provided that each automatically renews for an additional two-year term if the Company does not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term.  The employment agreement also includes severance provisions, which are summarized under “Potential Payments upon Termination or Change-in-Control” below.

Under Mr. Sabacky’s employment agreement with the Company, he is entitled to an annual base salary of not less than $225,000 (which is his current salary), an annual bonus target opportunity equal to 60% of his base salary upon achievement of performance measures specified on an annual basis, and standard health and other benefits.  The employment agreement also includes an agreement by the Company to add to his stock options and other equity awards a provision under which vesting of the awards accelerates in connection with a change of control.  The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Sabacky is required to sign the Company’s standard agreement related to assignment of inventions.  The employment agreement is for a fixed term of two years, provided that it automatically renews for an additional two-year term if the Company does not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term.  The employment agreement also includes severance provisions, which are summarized under “Potential Payments upon Termination or Change-in-Control” below.

Annual Non-Equity Incentive Compensation

Targets for 2012.  Under his employment agreement, Mr. Sabacky is eligible for target annual incentive bonuses of up to 60% of base salary based on performance objectives as determined by the Compensation, Governance and Nominating Committee after consultation with him; however, with respect to 2012, no annual incentive targets were determined by the Compensation, Governance and Nominating Committee for him.

Mr. Lee and Zou did not have annual incentive plans in place with respect to 2012.  Each was eligible to receive a discretionary bonus, but no discretionary bonuses were granted.

Targets for 2013. With respect to 2013, the Compensation, Governance and Nominating Committee has not approved an annual incentive bonus plan for the named executive officers and, as of the date of this Report, has not consulted with the executive officers regarding target bonuses under the respective employment agreements.

Equity Incentive Compensation.

On April 1, 2012, each of Mr. Lee and Mr. Zou were granted options to purchase 66,666 shares of common stock at an exercise price of $2.88 per share during a ten year term.  The options vest over four years, 25% on each anniversary of the grant date.   No other equity awards were granted to the named executive officers in 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2012:

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un-Exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Alexander Lee, Chief Executive Officer and Director	Nil	66,666(1)	Nil	2.88	4/1/2022
Liming (Albert) Zou, President and Director	Nil	66,666(1)	Nil	2.88	4/1/2022
Bruce J. Sabacky, Vice President & Chief Technology Officer	1,041	Nil	Nil	97.68	3/10/2015
	896	Nil	Nil	82.08	3/10/2016
	1,666	Nil	Nil	82.08	3/10/2016
	440	Nil	Nil	63.12	1/15/2017
	3,125	Nil	Nil	63.12	1/15/2017
	3,125	Nil	Nil	89.28	1/15/2018
	4,166	Nil	Nil	29.28	1/15/2019
	3,750	Nil	Nil	26.40	1/15/2020

(1)	Options vest over four years from date of grant: 25% vest on April 1, 2013; 25% vest on April 1, 2014; 25% vest on April 1, 2015; and 25% vest on April 1, 2016.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not sponsor, and is not obligated to provide, any benefits under any defined benefit or non-qualified deferred compensation plan.  Executive officers are entitled to benefits generally available to all full-time salaried employees of the Company.  These benefits include up to 5 weeks per-year of paid time off for medical and vacation leave, subsidized group health plan coverage offered to all salaried employees of the Company, and eligibility to participate in the Company’s 401(k) Profit Sharing Plan (the “401(k) Plan”), matching contributions under the 401(k) Plan in an amount up to the greater of 50% of the first $2,500 contributed or 3% of the employee’s base salary.

Potential Payments upon Termination or Change-in-Control

Severance Provisions in Employment Agreements.   The employment agreement of Mr. Lee, the Company's Chief Executive Officer, includes the following severance provisions:  If Mr. Lee’s employment is terminated by the Company without cause or by Mr. Lee for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Lee to relocate his place of employment without Mr. Lee’s consent, or (c) a material adverse change in Mr. Lee’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Lee is entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Lee is not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Lee without good reason.

The employment agreement of Mr. Zou, the Company's President, includes the following severance provisions:  If Mr. Zou’s employment is terminated by the Company without cause or by Mr. Zou for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Zou to relocate his place of employment without Mr. Zou’s consent, or (c) a material adverse change in Mr. Zou’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Zou is entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Zou is not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Zou without good reason.

The employment agreement of the Mr. Sabacky provides that if his employment is terminated by the Company without cause, or by him for good reason, he is entitled to a severance benefit equal to his base salary for one year, a bonus equal to a pro-rated (based upon the elapsed days in the calendar year) portion of 60% of his base salary, and health benefits for one year (18 months if termination is by the Company). The one-year base salary severance benefit will be extended to 16 months if either he was required to relocate more than 50 miles in order to commence employment and the termination occurs within two years of commencement of employment, or he later consents to a relocation of his employment and the termination occurs within two years of such voluntary relocation.  Good reason includes, among other things, (a) the Company requiring the officer to relocate his place of employment without the officer’s consent, or (b) a material adverse change in the officer’s title, position, and/or duties 90 days before or within one year after a change of control.  Mr. Sabacky is not entitled to any severance if his employment is terminated at any time by the Company with cause or by the officer without good reason.

            Acceleration of Vesting of Options.  The employment agreements of each of the named executive officers require that all options and other equity awards granted to the named executive officer provide that the award immediately vests as of the effective date of a “Change of Control Event”.  A “Change of Control Event” is defined in the agreement to mean (a) any capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of the Company), (b) the sale, transfer or other disposition of all or substantially all of  the Company’s assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding common stock.  The closing of the common stock issuance with Canon qualified as Change of Control Event for Mr. Sabacky, since he was an officer of the Company on the date of such closing.

 Director Compensation

The following table presents information regarding the compensation for the fiscal year ended December 31, 2012 of all persons who served as directors of the Company during 2012, except for H. Frank Gibbard, former President and Chief Executive Officer, all of whose compensation is described in the previous tables:

Name (a)	Fees Earned Or Paid in Cash(1) ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Yincang Wei	20,000	Nil	Nil	Nil	Nil	Nil	20,000
Alexander Lee(2)	23,750	Nil	Nil	Nil	Nil	Nil	334,166
Liming (Albert) Zou(2)	5,000	Nil	Nil	Nil	Nil	Nil	281,085
Guohua Sun	20,000	Nil	Nil	Nil	Nil	Nil	20,000
Zhigang (Frank) Zhao	25,000	Nil	Nil	Nil	Nil	Nil	25,000
Victor Sze	2,583	Nil	Nil	Nil	Nil	Nil	2,583
Dr. Ching Chuen Chan	1,667	Nil	Nil	Nil	Nil	Nil	1,667
Hong Guo	20,000	Nil	Nil	Nil	Nil	Nil	20,000
Jun (Eddie) Liu(3)	15,000	Nil	Nil	Nil	Nil	Nil	23,000
Simon Xue*	10,000	Nil	Nil	Nil	Nil	Nil	10,000

* No longer serves as a director of the Company.

(1)      During January 2012 through December 31, 2012, the Company paid all directors who are not employees of the Company a fee of $5,000 per quarter. In addition, directors who are not employees and provide service in the following positions received the following additional fees:

Position	Additional Compensation
Chairman of the Board	$5,000 per quarter
Audit Committee Chair	$1,250 per quarter
Compensation, Governance and Nominating Committee Chair	$2,000 per quarter
Audit Committee	$1,500 per quarter
Compensation, Governance and Nominating Committee	$1,000 per quarter
Other Committee Chair or Member	Determined upon formation

(2)            Includes only compensation paid in capacity as a director prior to his appointment as an executive officer.  All compensation made at the time of, or subsequent to, such appointment is included in the Summary Compensation Table for the named executive officers.

(3)           On November 5, 2012, the Audit Committee of the Company approved the engagement of Jun Liu, a director of the Company, as the Vice President of Sales for Northern Altair.  The Audit Committee also approved an annual salary for Mr. Liu in Chinese Yuan that converts into approximately $48,000 per year.  Of the amount disclosed herein, $15,000 represents compensation for his service as a director and $8,000 represents compensation for his services a Vice President of Sales for Northern Altair.

On November 27, 2012, the Board of Directors approved a resolution providing that members of the Board would be compensated at $20,000 per year, other than Victor Sze, who would be compensated at the rate of $31,000 per year, which will be paid quarterly.  Additionally, Mr. Zhao is compensated and additional $1,250 per quarter, as Chairman of the Audit Committee.

Directors of the Company and its subsidiaries are also entitled to participate in the Company’s 1998 Stock Option Plan (the “1998 Plan”) the 2005 Stock Incentive Plan (the “2005 Plan”).  There were 133,332 stock option awards outstanding and held by directors as of December 31, 2012.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	254,966	$20.69	888,470
Equity compensation plans not approved by security holders	None	N/A	None
Total	254,966	$20.69	888,470

Of the total 888,470 securities remaining available for future issuance, only 55,137 are subject to an effective Registration Statement on Form S-8. The Board of Directors has not authorized the filing of a Form S-8 with respect to the 833,333 added to the plan in 2011 and, as a result, our ability to grant options or other awards with respect to such shares is severely restricted.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table set forth below is information with respect to beneficial ownership of common stock as of March 31, 2013, by the named executive officers of the Company, by each of the directors of the Company, by all current executive officers and directors of the Company as a group and by each person known to the Company to beneficially own 5% or more of the outstanding common stock.

To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to the common stock identified as beneficially owned.

Title of Class	Name of Officer or Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common	Alexander Lee (Chief Executive Officer and Director)	16,666(3)	*
Common	Liming (Albert) Zou (President and Director)	16,666(4)	*
Common	Bruce J. Sabacky (Vice President and Chief Technology Officer)	18,209(5)	*
Common	Yincang Wei (Director)	6,172,801(6)	53.26%
Common	Guohua Sun (Director)	None	N/A
Common	Zhigang (Frank) Zhao (Director)	None	N/A
Common	Victor Sze (Director)	None	N/A
Common	Hong Guo (Director)	None	N/A
Common	Dr. Chin Chuen Chan (Director)	None	N/A
Common	Jun (Eddie) Liu (Director)	None	N/A
Common	All Current Directors and Officers as a Group (11 persons)	6,232,676(7)	53.78%

Title of Class	Name and Address of 5% Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Al Yousuf LLC Sheikh Zayed Rd., P.O. Box 25, Dubai, United Arab Emirates	849,828(8)	7.33%
Common	Canon Investment Holdings Limited and Affiliates Villa 1, Huajing Garden, Jida, Zhuhai, Guagndong, China	6,172,801(7)	53.26%

  * Represents less than 1% of the outstanding common stock.

(1)
Includes all common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before May 31, 2013, but does not include shares issuable pursuant to options and warrants exercisable on or before May 31, 2013 that are held by other persons or groups.  Does not include any common stock subject to options that are not exercisable on or before May 31, 2013 or subject to options that vest only upon the occurrence of events, such as a rise in the market price of the common stock, outside of the control of the optionee.

(2)
Based on 11,590,067 common stock outstanding as of March 31, 2013. Common stock underlying options, warrants or other convertible or exercisable securities are, to the extent exercisable on or before May 31, 2013, deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such convertible and exercisable securities, but not for purposes of calculating any other person’s percentage ownership.

(3)
Includes 16,666 shares of common stock subject to options granted to Mr. Lee pursuant to the 2005 Plan. As of April 1, 2012, options reported are based on Mr. Lee’s employment with the Company.  As an employee of Al Yousuf LLC, Mr. Lee assigns any common stock subject to options or common share awards earned in connection with their Director’s seat to Al Yousuf LLC.  As such, Mr. Lee does not have voting or disposition rights over the common stock awarded to him.

(4)	Includes 16,666 shares of common stock subject to options granted to Mr. Zou pursuant to the 2005 Plan.

(5)	Includes 18,209 shares of common stock subject to options granted to Mr. Sabacky pursuant to the 1998 Plan and the 2005 Plan.

(6)
Represents shares owned of record by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation.  Such shares are beneficially owned by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation, Canon Investment Holdings Limited, a Hong Kong corporation, Mr. Yincang Wei, the Executive Director and sole stockholder of Canon, Zhuhai Jiamei Energy Technology Co., Ltd., a company organized under the laws of China, and Zhuhai Yintong Energy Co., Ltd., a Hong Kong corporation.  This information is based on a Schedule 13D filed by such persons on October 12, 2011.

(7)	Includes 59,875 shares of common stock subject to options granted to executive officers and directors pursuant to the 1998 Plan and the 2005 Plan.

(8)	Information based on an Amendment No. 2 to Schedule 13D filed by Al Yousuf LLC and its affiliates on October 8, 2010, as adjusted to reflect any subsequent consolidations of our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Set forth below is information on transactions, other than employment arrangements with officers, entered into between the Company and certain related persons since January 1, 2012 and selected prior transactions with continuing significance:

On November 5, 2012, the Audit Committee of the Company approved the engagement of Jun Liu, a director of the Company, as the Vice President of Sales for Northern Altair.  The Audit Committee also approved an annual salary for Mr. Liu in Chinese Yuan that converts into approximately $48,000 per year.

On July 22, 2011, the Company and Canon completed the sale by the Company, and the purchase by an affiliate of Canon, through Energy Storage (China), of 6,172,801 common stock of the Company at a purchase price of $9.32 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon.

As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  Energy Storage (China), a subsidiary of Canon, which is controlled by Mr. Yincang Wei, owns 53.3% of the outstanding common stock of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (5 of 9 directors initially), (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common stock of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

Director Independence

The Board of Directors is currently comprised of nine directors, of whom three are independent: Hong Guo, Dr. Ching Chuen Chan and Victor Sze.  Under Rule 5615(c)(2) of the Nasdaq Stock Market, the Company is a "controlled company" because more than 50% of its outstanding common stock is held by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation.  As a result, it is exempt from the rules of the Nasdaq Stock Market requiring that a majority of its directors be independent, requiring independent oversight of executive compensation and requiring independent oversight of the nominating process.

The members of the Compensation, Governance and Nominating Committee as of the date of this Report are Yincang Wei, Guohua Sun and Jun (Eddie) Liu, none of whom is independent under the listing standards and definitions applicable to the Nasdaq Stock Market.  Under Rule 5615()c)(2) of the Nasdaq Stock Market, the Company is a "controlled company" because more than 50% of its outstanding common stock is held by Energy Storage Technology (China) Group Ltd, a Hong Kong corporation.  As a result, it is exempt from the rules of the Nasdaq Stock Market requiring that a majority of its directors be independent, requiring independent oversight of executive compensation and requiring independent oversight of the nominating process.

The members of the Audit Committee are Hong Guo, Dr. Ching Chuen Chan and Victor Sze, each of whom has been determined by the Board to be independent under the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1)(ii) under the Exchange Act.

Item 14.  Principal Accounting Fees and Services.

Perry-Smith LLP was the Company’s independent registered public accounting firm until October 31, 2011.
	2012	2011

Audit Fees		$67,025
Audit-Related Fees		11,000
Tax Fees		34,935
All Other Fees
Total Fees	$	$112,960

Crowe Horwath LLP, the Company’s current independent registered public accounting firm was appointed as of November 1, 2011.

	2012	2011

Audit Fees	$232,715	$160,030
Audit-Related Fees
Tax Fees	$66,255	$13,205
All Other Fees
Total Fees	$298,970	$173,235

Audit Fees.

Audit Fees include fees for services rendered in connection with the audit of the Company’s financial statements for such fiscal years, for the reviews of the Company’s interim financial statements and for the review of SEC registration statements.

Audit-Related Fees.

Audit-Related Fees include fees for services rendered in connection with the audit of the Company’s employee benefit plan.

Tax Fees.

Tax Fees include fees for services rendered in connection with the preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All Other Fees.

All Other Fees include fees for services pertaining to the domestication.

Audit Committee Pre-Approval Policy.  The Audit Committee pre-approves the services provided to the Company by its independent public accounting firm in connection with the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements and tax preparation and consultation.  Management is not permitted to engage its independent public accounting firm for other audit or permitted non-audit services without the case-by-case pre-approval of the Audit Committee.  The Audit Committee approved all the services provided to the Company by its independent public accounting firm described above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)          Documents Filed

1.
Financial Statements.  The following Consolidated Financial Statements of the Company and Auditors’ Reports are filed as part of the Annual Report on Form 10-K (as filed with the SEC on April 12, 2013):

•	Reports of Independent Registered Public Accounting Firm 2012 – Crowe Horwath LLP
•	Consolidated Balance Sheets, December 31, 2012 and 2011
•	Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2012
•	Consolidated Statements of Comprehensive Loss for Each of the Two Years in the Period Ended December 31, 2012
•	Consolidated Statements of Shareholders’ Equity for Each of the Two Years in the Period Ended December 31, 2012
•	Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2012
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule. Not applicable.

3.	Exhibits. The information required by this item is set forth below.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Certificate of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012.**
3.2	Certificate of Amendment to the Certificate of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012. **
3.3	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **
4.2	Revised Amended and Restated Shareholder Rights Agreement dated May 31, 2012 with Registrar and Transfer Company	Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the SEC on July 10, 2012.**
4.3	Form of Common Share Purchase Warrant re May 2009 Offering	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2009. **
4.4	Form of Series A Common Share Purchase Warrant re March 2011 Offering	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2011
10.1	Altair International Inc. Stock Option Plan (1996)***	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-33481 filed with the SEC on July 11, 1997.
10.2	1998 Altair International Inc. Stock Option Plan***	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.3	Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (Amended and Restated)***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.4	Standard Form of Stock Option Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007.**
10.5	Standard Form of Stock Option Agreement for Executives under 2005 Stock incentive Plan ***	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.6	Standard Form of Restricted Stock Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.7	Standard Form of Director’s Indemnification Agreement***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2008. **
10.8	Flagship Business Accelerator Tenant Lease dated July 1, 2007 with the Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC August 9, 2007. **

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.8.1	Amendment to the Flagship Business Accelerator Tenant Lease dated March 1, 2008 with the Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.8.2	Client Lease (Renewal) dated June 15, 2012 with Flagship Enterprise Center, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2012. **
10.9	Registration Rights Agreement dated November 29, 2007 with Al Yousuf LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007. **
10.9.1	Amendment No. 1 to Registration Rights Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.9.2	Amendment No. 2 to Registration Rights Agreement with Al Yousuf, LLC dated August 14, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2009. **
10.10	Stock Purchase and Settlement Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.11	Employment Agreement dated September 4, 2009 with Bruce Sabacky***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2009. **
10.12	License Agreement dated April 30, 2010 with AlSher Titania LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 5, 2010, File No. 001-12497
10.13	Share Subscription Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.13.1	First Amendment to Share Subscription Agreement dated February 16, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 16, 2011. **
10.13.2	Second Amendment to Share Subscription Agreement dated May 17, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 17, 2011.**
10.13.3	Third Amendment to Share Subscription Agreement dated June 3, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2011.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.13.4	Fourth Amendment to Share Subscription Agreement dated June 20, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2011.**
10.13.5	Fifth Amendment to Share Subscription Agreement dated July 21, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 25, 2011.**
10.14	Conditional Supply and Technology Licensing Agreement dated September 20, 2010 with Zhuhai Yintong Energy Co. Ltd., a wholly-owned subsidiary of Canon.	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.15	Investor Rights Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.16	Waiver and Rights Agreement dated September 20, 2010 with Al Yousuf LLC and Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.17	Placement Agent Agreement dated March 28, 2011 with JMP Securities LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 30, 2011.**
10.18	Form of Securities Purchase Agreement dated March 28, 2011 re March 2011 Offering	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 30, 2011.**
10.19	Note Secured by a Deed of Trust dated April 25, 2011 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.20	Deed of Trust dated April 25, 2011	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.21	Guaranty dated April 25, 2011 by Altair Nanotechnologies, Inc. and Altair Nano, Inc. for the benefit of Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.22	Hazardous Materials Indemnity Agreement dated as of April 27, 2011 by Altair Nanotechnologies Inc. to Suncrest Homes 30, LLC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 2, 2011.**
10.23	Revised Sales Agreement dated February 9, 2011 with Inversiones Enegeticas, S.A. de C.V.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.23.1	INE Extension effective September 9, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
10.23.2	INE Extension effective February 9, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2012.**
10.23.3	INE Extension executed September 7, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2012.**
10.23.4	INE Extension executed March 5, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013.**
10.24	Employment Agreement effective September 18, 2011 with Dr. H. Frank Gibbard***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
10.25	Employment Agreement effective September 18, 2011 with Stephen B. Huang***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
10.26	Agreement with Wu’an Municipality and Handan Municipality dated April 19, 2012	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2012.**
10.27	Note Secured By a Deed of Trust dated as of July 25, 2012 with Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012.**
10.28	Deed of Trust dated as of July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012.**
10.29	Guaranty dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012.**
10.30	Hazardous Material Indemnity Agreement dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012.**
10.31	Employment Agreement dated August 15, 2012 with Alexander Lee***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2012.**
10.32	Employment Agreement dated August 15, 2012 with Liming Zou (Albert Zou)***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2012.**

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
10.33	Land Contract dated October 19, 2012 with Bank of China Limited, Seoul Branch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.**
10.34	Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions dated October 30, 2012 with Wayne C. Rankin, Zou L Rankin and Randy B Rankin	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.**
10.35	Contract on Assignment of State-owned Construction Land Use Right dated as of October 31, 2012 with Wu’an City	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.**
10.36	Working Capital Loan Contract dated November 16, 2012 with the Industrial and Commercial Bank of China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012.**
21	List of Subsidiaries*	Incorporated by reference from Item 1 of the Annual Report on Form 10-K filed with the SEC on April 2, 2013**

23.1	Consent of Crowe Horwath LLP	Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on April 2, 2013**
24	Powers of Attorney	Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on April 2, 2013**
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith.

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
32.1	Section 1350 Certification of Chief Executive Officer	Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on April 2, 2013**
32.2	Section 1350 Certification of Chief Financial Officer	Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on April 2, 2013**
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

Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on April 2, 2013**
 *Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.
 ** SEC File No. 1-12497.

*** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR NANOTECHNOLOGIES INC.

Date: April 30, 2013	By:	/s/ Alexander Lee
Alexander Lee,

Chief Executive Officer