Form 10-Q
period 2013-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2013-05-15
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	1-12497	33-1084375
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

204 Edison Way
Reno, Nevada 89502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 856-2500

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

As of May 13, 2013 the registrant had 11,590,067 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,925	$12,372
Restricted cash	8,035	6,245
Accounts receivable, net	715	1,498
Product inventories, net	6,156	7,416
Prepaid expenses and other assets	882	937
Deferred contract costs	2,799	4,532
Other assets, related party	1,764	1,754
Total current assets	32,155	34,754

Restricted cash	9,821	11,803
Property, plant and equipment, net	5,553	4,076
Property, plant and equipment, net held and not used	1,811	1,857
Patents, net	255	274
Land use right, net	13,636	13,625

Total Assets	$62,352	$66,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$1,665	$2,599
Accrued salaries and benefits	520	632
Accrued warranty	506	418
Accrued liabilities	360	384
Deferred revenues	7,142	7,218
Warrant liabilities	220	90
Note payable, current	6,680	6,680
Capital lease obligation	6	5
Total current liabilities	17,099	18,026

Deferred income	11,870	11,803
Capital lease obligation, less current portion	3	4

Total Liabilities	28,972	29,833

Commitments and Contingencies

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,590,067 shares issued and outstanding at March 31, 2013 and December 31, 2012	246,667	246,667
Additional paid in capital	12,468	12,410
Accumulated deficit	(225,824)	(222,409)
Accumulated other comprehensive income (loss)	69	(112)
Total stockholders' equity	33,380	36,556

Total Liabilities and Stockholders' Equity	$62,352	$66,389

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Product sales	$1,794	$197
License fees	60	60
Total revenues	1,854	257

Cost of goods sold
Product	2,167	420
Total cost of goods sold	2,167	420

Gross loss	(313)	(163)

Operating expenses
Research and development	1,288	1,833
Sales and marketing	435	920
General and administrative	1,199	1,749
Depreciation and amortization	294	269
Total operating expenses	3,216	4,771
Loss from operations	(3,529)	(4,934)

Other (expense) income
Interest income (expense), net	241	(2)
Change in market value of warrants	(130)	77
Gain on foreign exchange	3
Total other income, net	114	75
Net loss	$(3,415)	$(4,859)

Loss per common share - basic and diluted	(0.29)	(0.42)

Weighted average shares - basic and diluted	11,590,067	11,590,067

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,415)	$(4,859)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	181
Comprehensive loss	$(3,234)	$(4,859)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2012	11,590,067	$245,617	$12,279	$(204,423)		$53,473

Net loss				(4,859)		(4,859)
Share-based compensation			72			72
Balance, March 31, 2012	11,590,067	$245,617	$12,351	$(209,282)	$-	$48,686

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2013	11,590,067	$246,667	$12,410	$(222,409)	$(112)	$36,556

Net loss				(3,415)		(3,415)
Foreign currency translation adjustment					181	181
Share-based compensation			58			58
Balance, March 31, 2013	11,590,067	$246,667	$12,468	$(225,824)	$69	$33,380

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,415)	$(4,859)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	294	269
Share-based compensation	58	72
Change in fair value of warrants	130	(77)
Changes in operating assets and liabilities:
Accounts receivable, net	783	206
Product inventories	(172)	(1,635)
Prepaid expenses and other current assets	45	1
Deferred contract costs	1,733
Trade accounts payable	(934)	114
Accrued salaries and benefits	112	(258)
Accrued warranty	(88)	10
Deferred revenues	76	392
Accrued liabilities	24	33
Cash flows from operating activities	(1,354)	(5,732)

Cash flows from investing activities:
Increase (decrease) in restricted cash	293	(293)
Purchase of property, plant and equipment		(27)
Cash flows from investing activities	293	(320)

Cash flows from financing activities:
Repayment of capital lease obligation	(1)	(7)
Cash flows from financing activities	(1)	(7)

Effect of exchange rate changes on cash and cash equivalents	(385)

Derease in cash and cash equivalents	(1,447)	(6,059)

Cash and cash equivalents, beginning of period	12,372	46,519

Cash and cash equivalents, end of period	$10,925	$40,460

Supplemental disclosures:
Cash paid for interest	$45	$1
Cash paid for income taxes	None	None

Non-cash transactions:
Transfer of inventory to property, plant and equipment	$1,473	$

See notes to the consolidated financial statements.

Note 1.  Basis of Presentation and Going Concern

The interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (the “Company”) are unaudited. These consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The 2012 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes all disclosures required by GAAP.

As shown in the consolidated financial statements for the three months ended March 31, 2013, and 2012, we incurred net losses of $3.4 million and $4.9 million, respectively. At March 31, 2013 and December 31, 2012, we had stockholders’ equity of $33.4 million and $36.6 million, respectively.

The $11.9 million of restricted cash located in a bank in China is designated for use in operations. We believe that current working capital, restricted cash and cash receipts from anticipated sales in 2013 will be sufficient to fund the $3 million manufacturing facility in China as well as fund operations in the U.S. and China through March 31, 2014.

Note 2.  Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2013, the Company adopted changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of these changes had no impact on the Consolidated Financial Statements or related disclosures.

On January 1, 2013, the Company adopted changes to the information provided about the amounts reclassified out of accumulated other comprehensive income by component. These changes require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of these changes had no impact on the Consolidated Financial Statements or related disclosures.

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements, as the Company does not currently have any such arrangements.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

Note 3.  Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis.  We have no financial instruments accounted for on a non-recurring basis as of March 31, 2013 or December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were as follows:

In thousands of dollars

	Level	March 31, 2013	December 31, 2012
Warrant liabilities:	3	$220	$90

    The following table presents quantitative information for Level 3 measurements:

In thousands of dollars

	Fair value at March 31, 2013	Valuation technique	Unobservable input
Liabilities:
Warrant liabilities	$220	Monte Carlo option simulation model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at March 31, 2013:

In thousands of dollars

	Fair Value	Carrying Value
Warrant liabilities:	$220	$220
Total	$220	$220

Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

In thousands of dollars

Warrant liabilities
Opening balance – December 31, 2012	$90
Purchases, sales, issuances, and settlements
Transfers into and (or) out of Level 3
Change in fair value	130
Unrealized gains / (losses)
Other adjustments
Closing balance – March 31, 2013	$220

There were no purchases, sales, transfers, issuances or settlements of Level 3 financial instruments. There were no assets or liabilities measured on a non-recurring basis as of March 31, 2013 and December 31, 2012.

Other Financial Instruments

The carrying values and fair values of the Company’s other financial instruments were as follows:

In thousands of dollars

		March 31, 2013		December 31, 2012
		Carrying value	Fair value	Carrying value	Fair value
Accounts receivable, net	2	$715	$715	$1,498	$1,498
Trade accounts payable	2	$1,665	$1,665	$2,599	$2,599
Capital lease obligation	2	$9	$9	$9	$9
Note payable	2	$6,680	$6,680	$6,680	$6,680

The following methods were used to estimate the fair values of other financial instruments:

Accounts receivable, Trade accounts payable, Capital lease obligation and Note payable. The carrying amounts approximate fair value due to their short term nature.

Note 4.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	March 31, 2013	December 31, 2012
Raw materials	$2,391	$2,337
Work in process	2,357	3,666
Finished goods	1,408	1,413
Total product inventories	$6,156	$7,416

As of March 31, 2013 and December 31, 2012, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances, totaled $104,000 and $331,000 at March 31, 2013 and December 31, 2012, respectively.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

In thousands of dollars

	March 31, 2013	December 31, 2012

Deferred contract costs	$2,799	$4,532

Other assets, related party	$1,764	$1,754

Prepaid inventory purchases	$224	$159
Prepaid insurance	152	258
Deposits	342	342
Other prepaid expenses and current assets	164	178
Total prepaid expenses and other current assets	$882	$937

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

Note 6.  Property, Plant and Equipment

Property, plant and equipment held and used in operations consists of the following:

In thousands of dollars

	March 31, 2013	December 31, 2012
Machinery and equipment, held and used	$6,598	$6,643
Leased assets	1,593	-
Building and improvements	4,324	4,324
Furniture, office equipment & other	2,016	1,930
	14,531	12,897

Less accumulated depreciation	(8,978)	(8,821)
Total property, plant and equipment held & used	$5,553	$4,076

Property, plant and equipment held and not used in operations consists of the following:

In thousands of dollars

	March 31, 2013	December 31, 2012
Machinery and equipment, held and not used	$4,249	$4,249
Less accumulated depreciation	(2,438)	(2,392)
Total property, plant and equipment held and not used	$1,811	$1,857

Property, plant and equipment held and not used relates to machinery and equipment that has been decommissioned at our Reno, Nevada facility.  We plan to transfer this machinery and equipment to our China subsidiary for use in operations. LTO equipment held for sale to our China operations is $1,811,000.

Depreciation expense for the three months ended March 31, 2013 and 2012, totaled $205,000 and $250,000, respectively.

Note 7.  Land Use Right and Patents

Northern Altair, an indirect wholly owned subsidiary of Altair Nanotechnologies Inc., signed an agreement on April 18, 2012 to receive a 66 acre Land Use Right with respect to land in Wu’an, China from Heibei Wu’an Municipal People’s Government (“Wu’an”). Northern Altair was required to bid for the Land Use Right. On October 31, 2012, Northern Altair completed the bidding process and paid approximately $12,000,000 and land transfer taxes and fees of approximately $1,670,000 in exchange for the 66 acre Land Use Right for a period of 50 years. Closing occurred on November 9, 2012 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use Certificate No. 139) on this date. This Land will be used for the company’s nLTO and energy storage system manufacturing operations in China.  The amortized land use right’s balances as of March 31, 2013 and December 31, 2012 were:

In thousands of dollars

	March 31, 2013	December 31, 2012
Land use right	$13,751	$13,670
Less accumulated amortization	(115)	(45)
Total land use right, net	$13,636	$13,625

The land use right was recorded at cost and will be amortized on a straight-line basis over its 50 year useful life at approximately $273,000 per year. Amortization expense for the three months ended March 31, 2013 totaled $70,000.

Our patents are associated with the nanomaterials and titanium dioxide pigment technology.  We are amortizing these assets on a straight-line basis over their useful lives. The amortized patents’ balances as of March 31, 2013 and December 31, 2012 were:

In thousands of dollars

	March 31, 2013	December 31, 2012
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,111)	(1,092)
Total patents and patent applications	$255	$274

            The weighted average amortization period for patents is approximately 16.7 years.  Amortization expense, which represents the amortization relating to the identified amortizable patents, for the three months ended March 31, 2013 and March 31, 2012, was $19,000.  For each of the next three years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense is expected to be approximately $27,000 in the fourth year.

Note 8.  Stock-Based Compensation

As of March 31, 2013, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.

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

Prior stock option plans, under which we may not make future grants, authorized a total of 275,000 shares, of which options for 170,038 shares of common stock were granted (net of expirations) and options for 1,250 shares of common stock are outstanding and unexercised at March 31, 2013. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Monte Carlo Simulation model and the following weighted average assumptions were used:

	March 31, 2013	March 31, 2012
Stock Price	$2.80	$3.60
Exercise Price	$15.36	$15.36
Expected Volatility	82%	107%
Expected Dividend Yield	None	None
Expected Term (in years)	3.3	4.3
Risk-free Interest Rate	0.57%	0.36%

As of March 31, 2013, the value of the warrant liabilities were $220,000 and the change in fair value during the three months ended March 31, 2013 was a loss of $130,000. The loss was recorded as other expense in the statement of operations.

Warrant activity for the three months ended March 31, 2013 and 2012 is summarized as follows:

	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1,	412,779	$14.11	412,779	$14.11
Issued
Expired
Warrant redemption
Exercised
Outstanding at March 31,	412,779	$14.11	412,779	$14.11
Currently exercisable	412,779	$14.11	412,779	$14.11

The following table summarizes information about warrants outstanding at March 31, 2013:

Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$13.80			112,779	3.1	$13.80
$13.86	to	$24.00	300,000	3.2	15.36
			412,779	3.2	$14.11

The warrants expire on various dates ranging to September 2016.

Note 10.  Note Payable

Notes payable consisted of the following at March 31, 2013 and December 31, 2012:

In thousands of dollars

	March 31, 2013	December 31, 2012
Note payable Mortgage	$1,000	$1,000
Note payable Bank of China	1,980	1,980
Note payable ICBC	3,700	3,700
Total	$6,680	$6,680

On August 8, 2012, we entered into a Note payable secured by, a Deed of Trust, corporate guaranty and hazardous materials indemnity agreement for the provision of a $1,000,000 loan secured by the Company’s Reno, Nevada Facility. Under the terms of the loan documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We were obligated to pay five months of prepaid interest to the lender upon closing and make interest-only payments on a monthly basis during the remaining term of the loan and to repay all principal and any outstanding interest on or before August 1, 2013. We have made the required interest payments and we may prepay the loan.  Proceeds of the Loan were used for general working capital requirements.

In October 2012, the Company and Northern Altair entered into a series of transactions, wherein, Northern Altair set aside, as restricted cash, $2,057,900 with the Bank of China. In return, the Bank of China loaned the Company $1,980,000 for use as operating capital. The interest rate on this loan is .0053% daily and the maturity date is October 18, 2013.

In November 2012, the Company and Northern Altair entered into a series of transactions, wherein, Northern Altair set aside, as restricted cash, $3,894,180 with the Industrial and Commercial Bank of China (“ICBC”). In return, the ICBC loaned the Company $3,700,000 for use as operating capital. The interest rate on this loan is .0056% daily and the maturity date is November 15, 2013.

Note 11.  Business Segment Information

Management views the Company as operating in two major business segments: Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells battery systems.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

During the three months ended March 31, 2013, the Company and its affiliates received a total of $2,664,000 in payments for its various Power and Energy Group projects. The bulk of these cash payments were associated with contractual milestone payments for our larger utility-scale energy storage system projects. However, the total amount of these cash payments has not been recognized in our reportable segment data for the year, as the related contracts are recognized under the completed contract method.

Reportable segment data reconciled to the consolidated financial statements as of the three months ended March 31, 2013 and March 31, 2012 is as follows:

In thousands of dollars:

Year Ended	Net Sales	Loss (Income) From Operations	Depreciation and Amortization	Assets
March 31, 2013
Power & Energy Group	$1,794	$3,567	$275	$62,037
All Other	60	(38)	19	315
Consolidated Total	$1,854	$3,529	$294	$62,352

March 31, 2012
Power & Energy Group	$197	$4,975	$251	$58,560
All Other	60	(41)	18	391
Consolidated Total	$257	$4,934	$269	$58,951

In the table above, the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense. As noted in the prior section, $2,664,000 in contractual milestone and other payments was associated with our utility-scale energy storage system projects and only one in the amount of $1,291,000 was deemed as recognizable revenue for the quarter, and thus is not included in the table.

              For the three months ended March 31, 2013, we had sales to one major customer, which accounted for 10% or more of revenues. The company had no sales to related parties during the three months ended March 31, 2013. Total sales to the customer for the three months ended March 31, 2013 and the balance of the accounts receivable at March 31, 2013 were as follows:

 In thousands of dollars

Customer	Sales Three Months Ended March 31, 2013	Accounts Receivable Balance at March 31, 2013
Power and Energy Group:
Vestas	$1,291	$179
Stand by Energy		$94
Alsher Titania LLC		$60

For the three months ended March 31, 2012, we had sales to three major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the three months ended March 31, 2012 and the balance of their accounts receivable at March 31, 2012 were as follows:

                                 In thousands of dollars

Customer	Sales Three Months Ended March 31, 2012	Accounts Receivable Balance at March 31, 2012
Power and Energy Group:
Hybricon	$131
Younicos AG	$63
Alsher Titania, LLC	$60	$60

Revenues for the three-month period ended March 31, 2013, and 2012 by geographic area were as follows:

In thousands of dollars

Geographic information	Sales Three Months Ended 2013	Sales Three Months Ended 2012

Denmark	$1,291
United States	275	60
Belgium	132
Germany		63
Sweden	43	131
Other foreign countries	113	3
Total	$1,854	$257

Geographic information for long-lived assets was as follows (based on physical location of the assets):

In thousands of dollars

Long-lived assets:	Balance at March 31, 2013	Balance at December 31, 2012

United States	$7,415	$6,207
China	13,840	13,625
Total	$21,255	$19,832

Note 12.  Commitments and Contingencies

Commitments — In March 2012, the Company obtained a stand by letter of credit in the amount of $293,000 in connection with the execution of a customer contract. The Company obtained the $293,000 stand by letter of credit and was required to transfer $293,000 to a restricted bank account. In February 2013, the Company requested the release of the March 2012 stand by letter of credit in the amount of $293,000 in connection with the completion of a customer contract. As of March 2013, the funds have been released and can be used for general working capital requirements.

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

Note 13. Subsequent Events

In April 2013, Altair’s subsidiary in China, Northern Altair Nanotechnologies Co., Ltd. (“Northern Altair”) received a $1.9 million in near term cash incentives from the City of Wu’an, China.

In May 2013, Northern Altair bid for, and is expecting to acquire, a conditional 50-year land use right with respect to approximately 40.43 acres of industrial land in Wu’an, China with an acquisition price of approximately $8.5 million, which includes various land transfer taxes and fees that are equal to approximately $1.2 million. In turn, we expect to receive cash incentives as part of our economic development deal, which shall be equal to our acquisition price. A deposit of $4.8 million was made on May 10, 2013, the closing date is expected to be in late May 2013 and the balance due at closing is expected to be approximately $3.7 million.

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

Our historical revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants.  We expect future revenues to consist primarily of product sales.  We currently have agreements in place to (1) deliver energy storage solutions for the electric grid market, (2) provide battery modules to a U.S. based bus manufacturer and (3) develop battery systems for various industrial applications.

In 2012, we formed Altair Nanotechnologies (China) Co., Ltd. (“Altair China”) and Northern Altair Nanotechnologies Co., Ltd. (“Northern Altair”) in order to aggregate key elements of our supply chain and expand into the Chinese market. We anticipate this expansion will allow us to participate in the fast-growing China market.

General Outlook

Our current focus is on the development and sale of energy storage systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric grid, transportation, and industrial markets. As we attempt to expand our revenues from product sales, manufacturing and other sources in 2013, some of the key near-term events that will affect our long-term success prospects include the following:

•
In April 2012, we entered into an economic development deal with the cities of Wu’an and Handan in Hebei Province in China. Under our multi-year contract with the City of Wu’an, Altairnano shall sell and deliver 200 electric buses to Wu’an over a multi-year period. In August 2012, we received a $1.9 million down payment on the first $6.3 million electric bus order from Wu’an. We anticipate that the deliveries for this order and the corresponding $4.4 million payment will be made in mid-2013.

On October 25, 2012, Northern Altair successfully completed a bidding process for a 66 acre parcel of land in Wu’an China, which will be used for the Company’s nLTO and energy storage system manufacturing operations in China. On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right (the "Land-Use Agreement"), pursuant to which Northern Altair acquired the right to use the 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China for a period of 50 years subject to the terms and conditions of the Land-Use Agreement.  As consideration for the land use right, Northern Altair paid a land use fee of approximately $11.8 million and land transfer taxes and fees of approximately $1.7 million and agreed to make fixed asset investments on the land of approximately $167 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by March 31, 2013.

•
In January 2013, initial construction on a manufacturing facility began on the Company’s land use right in China. The costs incurred to date by the Company are not material. The Company estimates the initial phase of this project will cost approximately $3 million and will be completed in 2013. The Company has not yet obtained loan guarantees for these costs, but has entered into discussions with a number of banks regarding potential project financing. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions.  The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair received $11.8 million package of cash incentives in November 2012 to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives. Northern Altair obtained an independent appraisal for the land use right of 66 acres, which was valued at approximately $32 million.

•
In May 2013, Northern Altair bid for, and is expecting to acquire, a conditional 50-year land use right with respect to approximately 40.43 acres of industrial land in Wu’an, China with an acquisition price of approximately $8.5 million, which includes various land transfer taxes and fees that are equal to approximately $1.2 million. In turn, we expect to receive cash incentives as part of our economic development deal, which shall be equal to our acquisition price. A deposit of $4.8 million was made on May 10, 2013, the closing date is expected to be in late May 2013 and the balance due at closing is expected to be approximately $3.7 million.

•	In 2012, we built five 1 to 2 megawatt energy storage systems for our customers. Four of these systems were shipped during the year.

o
Two 1 megawatt systems were built for the Hawaii Natural Energy Institute (“HNEI”). The first HNEI system was commissioned at the Hawi Wind Farm on Hawaii’s Big Island in March 2013. The second HNEI system, which is slated for installation in Oahu, was built in 2012. We are currently finalizing the site location details with our customer and anticipate that this system will be commissioned in the first quarter of 2014.

o	We built a 1.2 megawatt system for Vestas Wind Systems, which is being used to integrate wind power at a wind farm in Denmark. This system was fully commissioned in March 2013.

o
We built a 1.8 megawatt system for Energy Storage Holdings, LLC. (ESH), which is being used for commercial frequency regulation services on the East Coast. This system went into operation in February 2013. We are currently leasing the ALTI-ESS Advantagetm system to ESH and will receive monthly revenue under the agreed upon terms.

o
We built, delivered and installed a 2 megawatt ALTI-ESS Advantage™ system for TSK Solar, which shall be used for the integration of solar power at the San Fermin 26 MW photovoltaic solar farm in Loiza, Puerto Rico. This system is scheduled to be commissioned in the second quarter of 2013 upon the completion of the solar farm.

We anticipate that the deployment, demonstration and commercial use of these energy storage systems will further establish the commercial value of our products and facilitate the future sale of similarly sized, or larger, systems.

•
In January 2013, the Hawaii Natural Energy Institute purchased its third energy storage system from us. They ordered our new 2 megawatt ALTI-ESS Advantagetm, and we are working with them to schedule the installation of this system in late-2013 or early-2014.

•
We are a supplier of nano lithium titanate battery modules to Proterra, which is a leading designer and manufacturer of all-electric transit buses. In 2011, we sold $2.1 million of battery modules to Proterra.  In May 2012, we signed a contract to supply battery modules to Proterra and entered into a test and validation program.  In June 2012, Proterra released its first purchase order under the agreement for deliveries in 2013. We commenced shipments of our modules in February 2013 and are scheduled to ship modules under the agreement through the end of the year.

•
We have entered into discussions with a number of transportation and industrial customers in the U.S, Europe and Asia regarding joint development products or purchases of our battery products. These customers are now testing and prototyping our modules, application kits and battery systems in a variety of applications, where the high-power attributes of our battery are a critical consideration.

•
In August 2012, we entered into a memorandum of understanding with Shenhua Science & Technology and the National Institute of Low Carbon Energy (NICE) in China. We entered into discussions about a possible pilot project that would test and demonstrate the commercial use of our systems. We continue to work with Shenhua to identify the best commercial applications of our technology.

•
In 2012, we submitted our nano lithium titanate battery cells for testing at the 201 Institute, which regulates the sale of batteries in China. We received approval for the sale of our nano lithium titanate batteries in China in December 2012.

•
In February 2011, we signed an $18 million contract with Inversiones Energéticas, S.A. de C.V. (“INE”) for the supply and installation of a 10 megawatt ALTI-ESS advanced battery system in El Salvador.  In October 2012, INE conducted a technical review regarding the use of energy storage on the grid with the Unidad de Transacciones (“UT”), which is the regulatory body that oversees the transmission market in El Salvador. Although the technical review with INE was favorable, UT continues to review certain commercial issues related to INE’s use of energy storage on the grid. We continue to support INE in its discussions with the UT.

We remain optimistic with respect to our current key projects, as well as others we are pursuing, but recognize that, with respect to each, there are development, marketing, partnering and other risks to be overcome. However, we now have a number of key reference customers including AES, Vestas, HNEI and Energy Storage Holdings, which should help us validate the technical merits and commercial operation of our systems to our prospective customers.

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $1.4 million, from $12.4 million at December 31, 2012 to $10.9 million at March 31, 2013. The net decrease of $1.4 million resulted from the net loss of $3.4 million, mainly offset by a reduction in deferred contract costs of $1.7 million due completing two projects. Cash inflows included receipts related to closing two large projects during the quarter, which came from an equipment lease of an ALTI-ESS Advantagetm system to Energy Storage Systems, LLC and a completed contract for an ALTI-ESS Advantagetm to Vestas Wind Systems A/S.

 A summary of our cash position at March 31, 2013 included cash and cash equivalents of $10.9 million. In addition, we had $17.9 million in restricted cash of which $6 million, related to collateral for indebtedness, is classified as short-term leaving $11.9 million related to grant incentives. We received $2.7 million in customer receipts during the quarter ended March 31, 2013.

 We believe that cash on hand and restricted cash available for certain operations in China will be sufficient to fund operations through March 31, 2014 and the $3 million manufacturing facility in China.  In the U.S., our operations have been supported by existing cash and $5.7 million in loans, secured by cash pledged by our Chinese affiliates, which come due in the fourth quarter of 2013.  In the near term, U.S. operations may be supported from revenues from product sales, by selling inventory, equipment and services to Altair China and receiving fees associated with intellectual property licensing and royalties. In the longer term, U.S. operations will need to obtain capital, which it anticipates it would obtain through the issuance of equity securities, strategic partnerships or investments or indebtedness supported by its Chinese assets.

In May 2013, Northern Altair bid for, and is expecting to acquire, a conditional 50-year land use right with respect to approximately 40.43 acres of industrial land in Wu’an, China with an acquisition price of approximately $8.5 million, which includes various land transfer taxes and fees that are equal to approximately $1.2 million. In turn, we expect to receive cash incentives as part of our economic development deal, which shall be equal to our acquisition price. A deposit of $4.8 million was made on May 10, 2013, the closing date is expected to be in late May 2013 and the balance due at closing is expected to be approximately $3.7 million.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when appropriate and on such terms as are available to us and we deem appropriate, based upon our assessment of our current liquidity, capital needs and the availability of capital. We have no commitments to receive capital over the long term and can provide no assurance adequate capital will be available when and as required.

Over the long-term, we anticipate substantially increasing revenues by entering into new contracts and increasing product sales in the stationary power, electric bus and selected other industrial markets.

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2013:

     In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Note payable	$6,680	$6,680	$-	$-	$-
Contractual service agreements	329	329	-	-	-
Capital leases	9	9	-	-	-
Purchase obligations	915	915	-	-	-
Total	$7,933	$7,933	$-	$-	$-

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet transactions during the three months ending March 31, 2013.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three Months Ended March 31, 2013 and Compared to Three Months Ended March 31, 2012

In thousands of dollars

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)

	Power and Energy Group		All Other			Consolidated
	Three Months Ended March 31		Three Months Ended March 31			Three Months Ended March 31
	2013	2012	2013		2012	2013	2012
Revenues
Product sales	$1,794	$197	$			$1,794	$197
License fees				60	60	60	60
Total revenues	1,794	197		60	60	1,854	257

Cost of goods sold
Product	2,167	420				2,167	420
Total cost of goods sold	2,167	420		-	-	2,167	420

Gross (loss) profit	(373)	(223)		60	60	(313)	(163)

Operating expenses
Research and development	1,288	1,832			1	1,288	1,833
Sales and marketing	435	920				435	920
General and administrative	1,199	1,749				1,199	1,749
Depreciation and amortization	275	251		19	18	294	269
Total operating expenses	3,197	4,752		19	19	3,216	4,771
(Loss) income from operations	(3,570)	(4,975)		41	41	(3,529)	(4,934)

Other income (expense)
Interest income (expense), net	241	(2)				241	(2)
Change in market value of warrants	(130)	77				(130)	77
Loss on foreign exchange	3					3	-
Total other income, net	114	75		-	-	114	75

Net (loss) income	$(3,456)	$(4,900)		$41	$41	$(3,415)	$(4,859)

Revenues

Power and Energy Group revenue for the quarter ending March 31, 2013 was $1.8 million. This amount included product revenue from leasing a newly commissioned ALTI ESS Advantagetm system to Energy Storage Systems, LLC, 187 battery modules sold to six customers and 39 battery cells sold to 2 customers. Revenues increased by $1.6 million, from approximately $0.2 million in 2012 to approximately $1.8 million during the quarter ending March 31, 2013, a result of revenue recognized for the sale of one ALTI ESS Advantagetm system sold to Vestas Wind Systems A/S.

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales ending March 31, 2013 was $2.2 million. Cost of goods sold (COGS) exceeded product sales by $0.4 million, compared to $0.2 million for the same period in 2012, primarily due to inventory cost adjustments, contract losses incurred from cost increases associated with the launch of new electric grid products, offset by a decrease in our inventory reserve.

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

Operating Expenses

Operating expenses overall were down $1.6 million during the quarter ending March 31, 2013, from $4.8 million to $3.2 million. This reduction is the result of constrained spending in almost all areas of the company during the quarter ending March 31, 2013. Average employee headcount in the U.S. decreased by 20%, from 81 employees during 2012 to 65 employees for the corresponding 2013 period. Average employee headcount in China increased from zero employees during the quarter ending March 31, 2012 to 20 employees for the corresponding quarter in 2013. Research and development expenses decreased $0.5 million or 27% from $1.8 million during the quarter ending March 31, 2012 to $1.3 million during the same period in 2013. Sales and marketing expenses decreased by $0.5 million, or 54%, from $0.9 million during 2012 to $0.4 million during 2013. General and administrative expenses decreased by $0.5 million, or 29%, from $1.7 million during 2012 to $1.2 million during 2013. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

          Overall net loss for the quarter ending March 31, 2013 decreased $1.4 million from $4.9 million ($.42 per share) in 2012 to $3.4 million ($.29 per share) in 2013, primarily due to a decrease in overall operating expenses.

Risk Factors

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $3.4 million for the three months ended March 31, 2013. We may never be profitable in the future.  Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient capital to finance our operations due to our operating results, market conditions and similar factors.

As of March 31, 2013, we had approximately $10.9 million in cash and cash equivalents and $17.9 million in restricted cash. Of the restricted cash, approximately $6 million serves as collateral for short-term loans and $11.9 million represents a cash incentive that was received from Wu’an as part of our economic development deal.  This capital is earmarked for the development of our operations in Wu’an, China.  We expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

•
market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

•	the price, volatility and trading volume of our shares of common stock;

•	our financial results, particularly the amount of revenue we are generating from product sales;

•	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

•	our ownership structure and recent or anticipated dilution;

•	the amount of our capital needs;

•	Nasdaq Capital Market rules prohibiting, with limited exceptions, the issuance in a single financing of securities representing more than 20% of our outstanding shares of common stock;

•	volume limitations on the use of our shelf registration statement;

•	the market's perception of our company and companies in our line of business; and

•	the economics of projects being pursued.

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

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial conditions may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could directly harm our business or harm overall economic growth in China, which in either case could increase our expenses and decrease expected revenues.

We may have difficulty establishing adequate management, legal and financial controls internationally.

As a result of differences in management, accounting, legal, language and cultural norms, we may experience difficulty in establishing and enforcing management, legal and financial controls.  We may also experience difficulty collecting financial data and preparing financial statements, books of account and corporate records and instituting standard business practices for our international projects as well as in our China-based operations. Any failure to maintain controls, institute business practices or accurately collect information may have an effect on the efficiency of our business and could lead to a restatement, a regulatory action or a legal action.  In addition, our international efforts may divert management attention and consume a significant amount of capital without anticipated results.

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

We may not be able to sell the land use rights in China we have acquired, and expect to acquire, at appraised value or at all, in part due to applicable restrictions.

In October 2012, we acquired a 50-year land use right in China related to 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China.  In May 2012, we submitted a bid for a second, small parcel.   The existing land use right is, and any other land use rights are expected to be, subject to certain requirements and limitations.  The requirements on the existing land use right include an obligation, over the life of the land use right, to invest approximately $167 million in the project.  The limitations include a prohibition on the transfer of the land use right prior to our investment of at least 25% of our committed investment. These requirements and limitations may harm the value of the land use right.

We have disclosed the appraised value of the land use right.  Appraisals are inherently subjective and may overstate the value of the land use right.  The actual value of the land use right may be less than the appraised value.  In addition, the market for the land use rights in Dongzhuchang Village, which is distant from China’s major industrial centers, may be limited.  As a result, regardless of the apparent value of any land use rights, were we to need to sell all of part of any land use right, we may be unable to find suitable buyers. Investors should not place undue reliance on the appraised value of any land use rights.

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

Our majority shareholder, and a majority of our directors, are Chinese, reside in China and two of our directors exclusively speak Chinese. As we ramp up our China-based operations, we may experience conflicts or misunderstandings within our management structure that are primarily or partially rooted in language and cultural differences, particularly differences in management and communication styles.  Language and cultural differences may also affect strategy formation and create inefficient and limited communication among technical and management employees located in different countries.  The occurrence of any of these events may harm our growth potential, increase costs and decrease operational efficiency.

We may not realize anticipated benefits from our agreement with Inversiones Energeticas.

In February 2011, we entered into a purchase contract with Inversiones Energeticas, S.A. de C.V., or INE, related to the purchase of a turn-key 10 megawatt ALTI-ESS advanced battery system for $18 million.  On April 15, 2011, as a result of unexpected regulatory issues, INE notified us that they needed to cancel the contract in accordance with its terms.  INE subsequently stated that such letter was not intended to effect a termination of the contract, but merely to provide notice of its initial failure to obtain regulatory approval, which would automatically effect a termination of the contract if the issues were not resolved within 120 days, subject to extension by the parties.  We have entered into several extensions of the contract in order to allow the various parties additional time to resolve the regulatory issues associated with INE’s use of energy storage on the El Salvadoran grid. In October 2012, INE conducted a technical review for the use of energy storage with the Unidad de Transacciones (“UT”), which is the regulatory body that oversees the transmission market in El Salvador.  However, the UT continues to review certain commercial issues related to INE’s planned use of energy storage on the El Salvadoran grid. As a result, INE has not yet issued Altair with a formal notice to proceed. INE may be unable or unwilling to resolve the remaining regulatory issues.  If INE does not issue a notice to proceed, then we will lose the anticipated revenue associated with this contract, and we will lose the expected marketing benefits we expected following the completion of the installation of the ALTI-ESS system.  This will harm our short-term revenue projections and possibly our long-term revenue potential.

Our nano lithium titanate battery materials and battery business is currently dependent upon a few customers and potential customers, which presents various risks.

Our nano lithium titanate battery materials and battery business is dependent upon a few current or potential customers.   In addition, many of these customers are, or are expected to be, development partners who are subsidizing the research and development of products for which they may be the sole, or one of a few, potential purchasers.  As a result of the small number of potential customers and partners, our existing or potential customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms.  This may harm our attempts to sell products at prices that reflect desired gross margins.  In addition, the decision by a single or potential customer to chose not to purchase or abandon the use or development of a product may significantly harm both our financial results and the development track of one or more products.

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

We regard our intellectual property, particularly our proprietary rights in our nano lithium titanate technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nano lithium titanate technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•
Our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications, the existence of relevant prior art or the determination by an examiner that an invention was obvious to a person skilled in the art, whether or not there were other existing patents. Risks associated with patent applications are enhanced because patent applications of others remain confidential for a period of approximately 18 months after filing; as a result, our belief that we are the first creator of an invention or the first to patent it may prove incorrect, as information related to conflicting patents is first published or first brought to our attention;

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

As evidenced by our signing the Share Subscription Agreement with Canon and related agreements with YTE, we routinely consider entering into acquisition, strategic or combination transactions with other companies for strategic and/or financial reasons. If we do enter into such transactions with another company, we will be exposed to a number of risks, including:

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

Our competitors may have more resources than we do, and may be supported by more prominent partners, which may give them a competitive advantage.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain other securities laws. We are also subject to state and federal environmental, health and safety laws, and rules governing department of defense contracts. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries and investigations, we or a regulator may determine that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance would divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws.  Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.              Controls and Procedures

(a)      Based on their evaluation as of March 31, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange.

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

Altair Nanotechnologies Inc.

May 15, 2013	By: /s/ Alexander Lee
Date	Alexander Lee,
Chief Executive Officer

May 15, 2013	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** SEC File No. 1-12497.