Form 10-Q
period 2013-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2013-08-14
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

ALTAIR NANOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	1-12497	33-1084375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of August 12, 2013 the registrant had 11,590,067 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except shares)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,676	$12,372
Restricted cash	6,104	6,245
Accounts receivable, net	843	1,498
Product inventories, net	4,766	7,416
Prepaid expenses and other assets, current	1,138	937
Deferred contract costs	1,904	4,532
Other assets, related party	1,791	1,754
Total current assets	25,222	34,754

Restricted cash	3,000	11,803
Property, plant and equipment, net	6,453	4,076
Property, plant and equipment, net held and not used	1,638	1,857
Patents, net	236	274
Other assets	1,182
Land use right, net	22,334	13,625

Total Assets	$60,065	$66,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$1,555	$2,599
Accrued salaries and benefits	515	632
Accrued warranty	589	418
Accrued liabilities	333	384
Deferred revenues	5,491	7,218
Warrant liabilities	100	90
Note payable, current	5,730	6,680
Capital lease obligation	6	5
Total current liabilities	14,319	18,026

Deferred income	13,943	11,803
Note payable	950
Capital lease obligation, less current portion	1	4

Total Liabilities	29,213	29,833

Commitments and Contingencies

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,590,067 shares issued and outstanding at June 30, 2013 and December 31, 2012	246,667	246,667
Additional paid in capital	12,499	12,410
Accumulated deficit	(228,815)	(222,409)
Accumulated other comprehensive income (loss)	501	(112)
Total stockholders' equity	30,852	36,556

Total Liabilities and Stockholders' Equity	$60,065	$66,389

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Revenues
Product sales	$3,092	$394	$4,886	$591
License fees	60	60	120	120
Total revenues	3,152	454	5,006	711

Cost of goods sold
Product	3,213	1,074	5,380	1,494
Total cost of goods sold	3,213	1,074	5,380	1,494

Gross loss	(61)	(620)	(374)	(783)

Operating expenses
Research and development	757	1,789	2,045	3,622
Sales and marketing	247	925	682	1,845
General and administrative	1,736	1,425	2,935	3,174
Depreciation and amortization	325	250	619	519
Gain on disposal of assets	(19)		(19)
Total operating expenses	3,046	4,389	6,262	9,160
Loss from operations	(3,107)	(5,009)	(6,636)	(9,943)

Other (expense) income
Interest (expense) income, net	(32)	32	212	30
Change in market value of warrants	120	102	(10)	179
Other income	28		28
Total other income, net	116	134	230	209

Net loss	$(2,991)	$(4,875)	$(6,406)	$(9,734)

Loss per common share - basic and diluted	$(0.26)	$(0.42)	$(0.55)	$(0.84)
Weighted average shares - basic and diluted	11,590,067	11,590,067	11,590,067	11,590,067

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net loss	$(2,991)	$(4,875)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	432	(132)
Comprehensive loss	$(2,559)	$(5,007)

	Six Months Ended June 30,
	2013	2012
Net loss
	$(6,406)	$(9,734)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	613	(132)
Comprehensive loss	$(5,793)	$(9,866)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of United States Dollars, except shares)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, April 1, 2012	11,590,067	$245,617	$12,351	$(209,282)		$48,686

Net loss				(4,875)		(4,875)
Foreign currency translation adjustment					$(132)	(132)
Share-based compensation			(75)			(75)
Balance, June 30, 2012	11,590,067	$245,617	$12,276	$(214,157)	$(132)	$43,604

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, April 1, 2013	11,590,067	$246,667	$12,468	$(225,824)	$69	$33,380

Net loss				(2,991)		(2,991)
Foreign currency translation adjustment					432	432
Share-based compensation			31			31
Balance, June 30, 2013	11,590,067	$246,667	$12,499	$(228,815)	$501	$30,852

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2012	11,590,067	$245,617	$12,279	$(204,423)		$53,473

Net loss				(9,734)		(9,734)
Foreign currency translation adjustment					$(132)	(132)
Share-based compensation			(3)			(3)
Balance, June 30, 2012	11,590,067	$245,617	$12,276	$(214,157)	$(132)	$43,604

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2013	11,590,067	$246,667	$12,410	$(222,409)	$(112)	$36,556

Net loss				(6,406)		(6,406)
Foreign currency translation adjustment					613	613
Share-based compensation			89			89
Balance, June 30, 2013	11,590,067	$246,667	$12,499	$(228,815)	$501	$30,852

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Six Months Ended June 30,

	2013	2012

Cash flows from operating activities:
Net loss	$(6,406)	$(9,734)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	619	519
Share-based compensation	89	(3)
Change in fair value of warrants	10	(179)
Changes in operating assets and liabilities:
Accounts receivable, net	657	(243)
Product inventories	1,087	(2,478)
Prepaid expenses and other current assets	(149)	218
Deferred contract costs	2,628
Trade accounts payable	(1,044)	355
Accrued salaries and benefits	(117)	(204)
Accrued warranty	171	29
Deferred revenues	(1,767)	945
Accrued liabilities	(51)	17
Cash flows from operating activities	(4,273)	(10,758)

Cash flows from investing activities:
Decrease (increase) in restricted cash	9,230	(293)
Purchase of land use right	(8,586)
Purchase of property, plant and equipment	(2,259)	(56)
Cash flows from investing activities	(1,615)	(349)

Cash flows from financing activities:
Deferred income	1,876
Repayment of capital lease obligation	(2)	(5)
Cash flows from financing activities	1,874	(5)

Effect of exchange rate changes on cash and cash equivalents	318	(132)

Decrease in cash and cash equivalents	(3,696)	(11,244)

Cash and cash equivalents, beginning of period	12,372	46,519

Cash and cash equivalents, end of period	$8,676	$35,275

Supplemental disclosures:
Cash paid for interest	$167	$1

Cash paid for income taxes	None	None

Non-cash transactions:
Transfer of inventory to property, plant and equipment	$1,593

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

As shown in the consolidated financial statements for the six months ended June 30, 2013, and 2012, we incurred net losses of $6.4 million and $9.7 million, respectively. At June 30, 2013 and December 31, 2012, we had stockholders’ equity of $30.9 million and $36.6 million, respectively.

The $9.1 million of restricted cash located in a bank in China is designated for use in operations. We believe that current working capital, restricted cash and cash receipts from anticipated sales will be sufficient to fund the remaining costs of approximately $3 million to complete construction of the facilities in China as well as fund operations in the U.S. and China through June 30, 2014.

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

Note 3.  Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis. We have no financial instruments accounted for on a non-recurring basis as of June 30, 2013 or December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were as follows:

In thousands of dollars

	Level	June 30,	December 31,
		2013	2012
Warrant liabilities:	3	$100	$90

     The following table presents quantitative information for Level 3 measurements:

In thousands of dollars

	Fair value at
	June 30,	Valuation	Unobservable
	2013	technique	input
Liabilities:
Warrant liabilities	$100	Monte Carlo option simulation model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at June 30, 2013:

In thousands of dollars

	Fair Value	Carrying Value
Warrant liabilities:	$100	$100
Total	$100	$100

 Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

 In thousands of dollars

Warrant liabilities
Opening balance – December 31, 2012	$90
Purchases, sales, issuances, and settlements
Transfers into and (or) out of Level 3
Change in fair value	10
Unrealized gains / (losses)
Other adjustments
Closing balance – June 30, 2013	$100

There were no purchases, sales, transfers, issuances or settlements of Level 3 financial instruments. There were no assets or liabilities measured on a non-recurring basis as of June 30, 2013 and December 31, 2012.

Other Financial Instruments

The carrying values and fair values of the Company’s other financial instruments were as follows:

In thousands of dollars

		June 30, 2013		December 31, 2012
		Carrying	Fair	Carrying	Fair
		value	value	value	value
Accounts receivable, net	2	$843	$843	$1,498	$1,498
Trade accounts payable	2	$1,555	$1,555	$2,599	$2,599
Capital lease obligation	2	$7	$7	$9	$9
Note payable	2	$6,680	$6,680	$6,680	$6,680

The following methods were used to estimate the fair values of other financial instruments:

Accounts receivable, Trade accounts payable, Capital lease obligation and Note payable. The carrying amounts approximate fair value due to their short term nature.

Note 4.  Product Inventories

Product inventories consist of the following:

In thousands of dollars

	June 30, 2013	December 31, 2012
Raw materials	$1,784	$2,337
Work in process	1,783	3,666
Finished goods	1,199	1,413
Total product inventories	$4,766	$7,416

As of June 30, 2013 and December 31, 2012, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances, totaled $442,000 and $331,000 at June 30, 2013 and December 31, 2012, respectively.

Note 5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

   In thousands of dollars

	June 30, 2013	December 31, 2012

Deferred contract costs	$1,904	$4,532

Other assets, related party	$1,791	$1,754

Prepaid equipment purchases	$1,182	$-

Prepaid inventory purchases	690	159
Deposits	342	342
Prepaid insurance	54	258
Other prepaid expenses and current assets	52	178
Total prepaid expenses and other current assets	$1,138	$937

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent. Other assets, related party, relates to a payment made to Yintong Energy (YTE) (an affiliate of Canon) as the Company will be working with YTE to supply the initial order of fifty electric buses to Wu’an, China. The deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized. Prepaid equipment purchases relate to payments for new LTO manufacturing equipment in transit to our Northern Altair, China facilities.

Note 6.  Property, Plant and Equipment

In thousands of dollars

	June 30, 2013	December 31, 2012
Machinery and equipment, held and used	$7,080	$6,643
Building and improvements	4,324	4,324
Furniture, office equipment & other	1,707	1,930
Leased assets	1,593
Construction in progress	1,052
	15,756	12,897

Less accumulated depreciation	(9,303)	(8,821)
Total property, plant and equipment held & used	$6,453	$4,076

Property, plant and equipment held and not used in operations consists of the following:

In thousands of dollars

	June 30, 2013	December 31, 2012
Machinery and equipment, held and not used	$3,908	$4,249
Less accumulated depreciation	(2,270)	(2,392)
Total property, plant and equipment held and not used	$1,638	$1,857

The construction in progress relates to our new facilities under construction in Wu’an, China. The facilities are expected to be completed during the third quarter of 2013. Property, plant and equipment held and not used relates to machinery and equipment that has been decommissioned at our Reno, Nevada facility. This machinery and equipment is in transit to our China subsidiary for use in operations.

Depreciation expense for the six months ended June 30, 2013 and 2012, totaled $414,000 and $481,000, respectively.

Note 7.  Land Use Right and Patents

Northern Altair signed an agreement in May 2013 to receive a second Land Use Right for a period of 50 years with respect to approximately 40 acres of industrial land in Wu’an, China from Heibei Wu’an Municipal People’s Government. Northern Altair was required to bid for the Land Use Right. Northern Altair completed the bidding process and paid approximately $8,600,000 which included various land transfer taxes and fees of approximately $1,200,000. Closing occurred on May 27, 2013 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use) on this date. This Land will be used for the Company’s nLTO and energy storage system manufacturing operations in China. Shortly after closing, Northern Altair applied for approximately $8.6 million in cash incentives from the City of Wu’an, China.

Northern Altair signed an agreement in April 2012 to receive a Land Use Right for a period of 50 years with respect to approximately 66 acres of industrial land in Wu’an, China from Heibei Wu’an Municipal People’s Government. Northern Altair was required to bid for the Land Use Right. Northern Altair completed the bidding process and paid approximately $13,670,000 which included various land transfer taxes and fees of approximately $1,670,000. Closing occurred on November 9, 2012 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use) on this date. This Land will be used for the Company’s nLTO and energy storage system manufacturing operations in China. The amortized land use right’s balances as of June 30, 2013 and December 31, 2012 were:

In thousands of dollars
	June 30, 2013	December 31, 2012
Land use right	$22,549	$13,670
Less accumulated amortization	(215)	(45)
Total land use right, net	$22,334	$13,625

The land use rights were recorded at cost and will be amortized on a straight-line basis over their 50 year useful life at approximately $445,000 per year. Amortization expense for the six months ended June 30, 2013 totaled $170,000.

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets on a straight-line basis over their useful lives. The amortized patents’ balances as of June 30, 2013 and December 31, 2012 were:

In thousands of dollars
	June 30, 2013	December 31, 2012
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,130)	(1,092)
Total patents and patent applications	$236	$274

              The weighted average amortization period for patents is approximately 3.1 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, for the six months ended June 30, 2013 and December 31, 2012, was $38,000. For each of the next three years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense is expected to be approximately $8,000 in the fourth year.

Note 8.  Stock-Based Compensation

              As of June 30, 2013, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.

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

Prior stock option plans, under which we may not make future grants, authorized a total of 275,000 shares, of which options for 170,038 shares of common stock were granted (net of expirations) and options for 1,041 shares of common stock are outstanding and unexercised at June 30, 2013. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Monte Carlo Simulation model and the following weighted average assumptions were used:

	June 30, 2013	June 30, 2012
Stock Price	$2.22	$3.12
Exercise Price	$14.93	$14.93
Expected Volatility	76%	110%
Expected Dividend Yield	None	None
Expected Term (in years)	2.9	3.9
Risk-free Interest Rate	0.66%	0.39%

As of June 30, 2013, the value of the warrant liabilities was $100,000 and the change in fair value during the first six months of 2013 was a loss of $10,000. The loss was recorded as other expense in the statement of operations.

Warrant activity for the six months ended June 30, 2013 and 2012 is summarized as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1,	412,776	$14.93	412,776	$14.93
Issued
Expired
Warrant redemption
Exercised
Outstanding at June 30,	412,776	$14.93	412,776	$14.93
Currently exercisable	412,776	$14.93	412,776	$14.93

The following table summarizes information about warrants outstanding at June 30, 2013:

Warrants Outstanding and Exercisable
				Weighted
				Average	Weighted
				Remaining	Average
Range of				Contractual	Exercise
Exercise Prices			Warrants	Life (Years)	Price
$13.80			112,776	2.9	$13.80
$13.86	to	$24.00	300,000	3.0	15.36
			412,776	2.9	$14.93

 The warrants expire on various dates ranging to September 2016.

Note 10.  Note Payable

Notes payable consisted of the following at June 30, 2013 and December 31, 2012:

In thousands of dollars

	June 30, 2013	December 31, 2012
Note payable Mortgage	$1,000	$1,000
Note payable Bank of China	1,980	1,980
Note payable ICBC	3,700	3,700
Total	$6,680	$6,680

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

On August 1, 2013, the Company entered into a First Modification of Note and First Modification of Deed of Trust (the “Modification Agreement”) pursuant to which the maturity date for the above-described loan was extended until August 1, 2014. As part of the Modification Agreement, the Company agreed to pay a $19,750 amendment fee and agreed to make a payment of $12,500 to reduce the outstanding principal amount on August 1, 2013 and to make three additional principal payments of $12,500 each on September 1, 2013, October 1, 2013 and November 1, 2013. The $987,500 modified loan is secured by the Company’s Reno, Nevada Facility. See Note 13 for additional information.

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

The Power and Energy Group develops, produces, and sells battery systems.  The All Other group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

During the six months ended June 30, 2013, the Company and its affiliates received a total of $4,039,000 in cash payments for its various Power and Energy Group projects. Of this received amount, $2,649,000 was associated with contractual milestone payments for our larger utility-scale energy storage system projects, two of which have not been recognized in our reportable segment data for the year, as the related contracts are recognized under the completed contract method.

Reportable segment data reconciled to the consolidated financial statements as of the three and six months ended June 30, 2013 and June 30, 2012 is as follows:

In thousands of dollars:
			Depreciation
		Loss (Income)	and
Three Months	Net Sales	From Operations	Amortization	Assets
June 30, 2013
Power & Energy Group	$3,092	$3,148	306	$59,829
All Other	60	(41)	19	236
Consolidated Total	$3,152	$3,107	$325	$60,065

June 30, 2012
Power & Energy Group	$394	$5,047	$230	$54,263
All Other	60	(38)	20	372
Consolidated Total	$454	$5,009	$250	$54,635

			Depreciation
		Loss (Income)	and
Six Months	Net Sales	From Operations	Amortization	Assets
June 30, 2013
Power & Energy Group	$4,886	$6,718	581	$59,829
All Other	120	(82)	38	236
Consolidated Total	$5,006	$6,636	$619	$60,065

June 30, 2012
Power & Energy Group	$591	$10,022	$481	$54,263
All Other	120	(79)	38	372
Consolidated Total	$711	$9,943	$519	$54,635

In the table above, the Loss from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense. For the six months ending June 30, 2013, two utility-scale energy storage system projects were completed, which provided revenue of $3,440,000 based upon the completed contract method.

For the six months ended June 30, 2013, we had sales to three major customers, which accounted for 10% or more of revenues. The Company did not have any material related party sales during the six months ended June 30, 2013. Total sales to the customer for the six months ended June 30, 2013 and the balance of the accounts receivable at June 30, 2013 were as follows:

In thousands of dollars

	Sales	Accounts Receivable
	Six Months Ended	Balance at
Customer	June 30, 2013	June 30, 2013
Power and Energy Group:
Hawaiian Electric Light Company	$2,149	$68
Vestas	$1,291	$179
Proterra, LLC	485	$83

For the six months ended June 30, 2012, we had sales to five major customers, each of which accounted for 10% or more of revenues. Total sales to these customers for the six months ended June 30, 2012 and the balance of their accounts receivable at June 30, 2012 were as follows:

  In thousands of dollars

	Sales	Accounts Receivable
	Six Months Ended	Balance at
Customer	June 30, 2012	June 30, 2012
Power and Energy Group:
Hybricon	$131
ABB Secheron	98
Cargotec	90
Bombardier	79	$79
Ocean Power Technologies	74

Revenues for the six-month period ended June 30, 2013, and 2012 by geographic area were as follows:

               In thousands of dollars

	Sales	Sales
	Six Months Ended	Six Months Ended
Geographic information	2013	2012

Denmark	$1,291
United States	3,485	205
Belgium	132
Germany		142
Sweden		131
Switzerland		103
Other foreign countries	98	130

Total	$5,006	$711

Geographic information for long-lived assets was as follows (based on physical location of the assets):

In thousands of dollars

	Balance at	Balance at
Long-lived assets:	June 30, 2013	December 31, 2012

United States	$7,135	$6,207
China	23,526	13,625
Total	$30,661	$19,832

Note 12.  Commitments and Contingencies

On May 16, 2013, Northern Altair entered into a second Contract on Assignment of State-owned Construction Land Use Right as described in Note 7. As consideration for the second land use right, Northern Altair agreed to make fixed asset investments on the land of approximately $99.1 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by May 16, 2014.  Northern Altair may transfer and sublease portions of the granted land once it has made 25% of the required investments. Closing occurred on May 27, 2013.

On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right as described in Note 7. As consideration for the land use right, Northern Altair agreed to make fixed asset investments on the land of approximately $167 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by March 31, 2013. In January 2013, initial construction on a manufacturing facility began on the Company’s land use right in China. The costs incurred to date by the Company total $1 million. The Company estimates the remaining costs of this project will cost approximately $3 million and will be completed in 2013. The Company has not yet obtained loan guarantees for these costs. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the required fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012.

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

Note 13.  Subsequent Events

On August 1, 2013, the Company entered into a First Modification of Note and First Modification of Deed of Trust (the “Modification Agreement”) pursuant to which the maturity date for an existing $1,000,000 loan due August 1, 2013 was extended until August 1, 2014. As part of the Modification Agreement, the Company agreed to pay a $19,750 amendment fee and agreed to make a payment of $12,500 to reduce the outstanding principal amount on August 1, 2013 and to make three additional principal payments of $12,500 each on September 1, 2013, October 1, 2013 and November 1, 2013. The $987,500 modified loan is secured by the Company’s Reno, Nevada Facility. Under the terms of the Modification Agreement, interest accrues on the outstanding principal balance at the rate of 11% per annum. We will be obligated to make interest-only payments on a monthly basis during the term of the loan and to repay all principal and any outstanding interest on or before August 1, 2014.

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

We believe that in the aggregate, our target markets are multi-billion dollar emerging markets with room for a number of successful suppliers. At the present time, we perceive no dominant provider and we believe that as a result of our significant differentiated product attributes, the overall strength of our management team, and the recognition we are receiving in the marketplace, that we have a reasonable chance of becoming one of the successful suppliers. Our proprietary technology platform gives our products a number of unique, highly sought after attributes that clearly differentiate our products from their alternatives. Included in these attributes are substantially longer cycle and calendar lives, a rapid recharge time, the ability to provide instantaneous high power, a wide operating temperature range and increased operational safety. Generally speaking, our systems are projected to have a longer useful life and a lower total cost of ownership than competing battery systems.

Our historical revenues have been generated by license fees, product sales, commercial collaborations, and government contracts and grants. We expect future revenues to consist primarily of product sales and government contracts. We currently have agreements in place to deliver: (1) energy storage systems for electric grid applications; (2) battery modules to EV integrators and manufacturers; and (3) battery systems for various industrial applications.

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

General Outlook

Our current focus is on the development and sale of energy storage systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric grid, transportation, and industrial markets. As we attempt to expand our revenues from product sales, manufacturing and other sources in 2013, some of the key near-term events that will affect our long-term success prospects include the following:

●

In 2012, we adopted a new manufacturing and supply chain strategy. Given that our contract cell manufacturers were all based in Asia, we decided to move our nano lithium titanate materials production to China. In addition, we decided to enhance our battery module and energy storage system manufacturing capabilities by building a new plant in China. In this way, we are better able to aggregate critical portions of our supply chain in order to reduce lead times and cost. Previously, we expected to be manufacturing our nano lithium titanate materials in Reno, Nevada, shipping those materials to our contract cell manufacturer in Asia, and then shipping those cells back to Anderson, Indiana to produce battery modules and packs. We expect that, when implementation is complete, our new manufacturing strategy will greatly streamline this process.

●

In April 2012, we entered into an economic development deal with the cities of Wu’an and Handan in Hebei Province in China. Under our multi-year contract with the City of Wu’an, Northern Altair is required to sell and deliver 200 electric buses to Wu’an over a multi-year period. In August 2012, we received a $1.9 million down payment on the first $6.3 million electric bus order from Wu’an. We are currently procuring these buses from an affiliate, Yin tong Energy. We anticipate that the deliveries for this order and the corresponding $4.4 million payment will be made in the second half of 2013, at which time we will be able to recognize the revenue and gross margin associated with this order.

●

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

●

In January 2013, initial construction on a manufacturing facility began on the Company’s first land use right in China. The Company is building a 136,760 square foot nano lithium titanate production facility and a 130,200 square foot assembly facility for battery modules and energy storage systems. The Company estimates the remaining costs of the initial phase of this project will cost approximately $3 million and will be completed in the third quarter of 2013. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The Company has not yet obtained loan guarantees for these costs, but has entered into discussions with a number of banks regarding potential project financing. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair received $11.8 million package of cash incentives in November 2012 to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives. Northern Altair obtained an independent appraisal for the land use right of 66 acres, which was valued at approximately $32 million.

●

In May 2013, Northern Altair bid for and acquired a second conditional 50-year land use right with respect to approximately 40 acres of industrial land in Wu’an, China with an acquisition price of approximately $8,600,000 which includes various land transfer taxes and fees that are equal to approximately $1,200,000. In turn, we expect to receive cash incentives as part of our economic development deal, which shall be equal to our acquisition price. The closing occurred on May 27, 2013 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use) on this date. This Land will be used for the Company’s nano lithium titanate and energy storage system manufacturing operations in China.

●	In 2012, we built five 1 to 2 megawatt energy storage systems for our energy storage system customers. Four of these systems were shipped during the year.

o

Two 1 megawatt systems were built for the Hawaiian Electric Light Company (“HELCO”) and Hawaii Natural Energy Institute (“HNEI”). The first HELCO/HNEI system was commissioned at the Hawi Wind Farm on Hawaii’s Big Island in March 2013. The second HNEI system, which is slated for installation on Oahu, was built in 2012. We are currently finalizing the site location details with our customer and anticipate that this system will be commissioned in the first quarter of 2014.

o

We built a 1.2 megawatt system for Vestas Wind Systems, which is being used to integrate wind power at a wind farm in Denmark. This system was fully commissioned in March 2013. We received a final payment of $117,035 in July 2013.

o

We built a 1.8 megawatt system for Energy Storage Holdings, LLC. (ESH), which is providing commercial frequency regulation services in the PJM market on the East Coast. This system went into operation in January 2013. We are leasing the ALTI-ESS Advantagetm system to ESH and receive monthly lease payments and a share of the revenue generated by the system under the agreed upon terms. The lease term ends February 2016, and ESH has an option to purchase the system during the lease term.

o

We built a 2 megawatt ALTI-ESS AdvantageTM system for TSK Solar, which shall be used for the integration of solar power at the San Fermin 26 MW photovoltaic solar farm in Loiza, Puerto Rico. This system was installed on November 16, 2013 and is scheduled to be commissioned in the third quarter of 2013 upon the completion of the solar farm.

We anticipate that the deployment, demonstration and commercial use of these energy storage systems will further establish the commercial value of our products and facilitate the future sale of our systems.

●

In January 2013, the Hawaii Natural Energy Institute agreed to purchase its third energy storage system from us. They ordered our new 2 megawatt ALTI-ESS Advantagetm, and we are working with them to schedule the installation of this system in early-2014.

●

In May 2012, we signed a contract to supply nano lithium titanate battery modules to Proterra, a leading developer of all-electric transit buses. Proterra uses Altair’s battery modules to create a rapid charging electric bus, which can recharge in as little as six minutes. Proterra’s buses can deliver 22.5 miles per gallon (mpg) equivalent versus 3.8 mpg for a comparable diesel bus. The running cost per mile for a Proterra electric bus is just $0.18 versus $1.05 for a diesel bus. In June 2012, Proterra released its first purchase order under the agreement. We commenced shipments to Proterra in February 2013 and are scheduled to ship modules through the end of the year. Proterra’s customers include Foothill Transit and San Joaquin Regional Transit District in California; the City of Seneca in South Carolina; Star Metro in Florida; and Via Metropolitan in Texas. In 2013, Proterra expanded their target market to include commercial customers.

●

We have entered into discussions with a number of transportation and industrial customers in the U.S, Europe and Asia regarding joint development products or purchases of our battery products. Some of these customers are now testing our modules, application kits and Power Rack battery systems in a variety of applications, where the unique attributes of a nano lithium titanate battery system are a critical consideration.

●

In August 2012, we entered into a memorandum of understanding with Shenhua Science & Technology and the National Institute of Low Carbon Energy (NICE) in China. We entered into discussions about a possible pilot project that would test and demonstrate the commercial use of our systems. We continue to work with Shenhua to identify the best commercial applications of our technology.

●

In June 2013, we entered into a memorandum of understanding with Tauron Dystrybucja SA. to jointly determine the necessary infrastructure needs for stationary energy storage systems based on nano lithium titanate batteries, and for the construction of power and frequency stabilization systems in Poland. TAURON is a subsidiary of TAURON Polska Energia S.A., Poland's second largest energy company.

●

In 2012, we submitted our nano lithium titanate battery cells for testing at the 201 Institute, which regulates the sale of batteries in China. We received approval for the sale of our nano lithium titanate batteries in China in December 2012.

The Company operates in emerging markets for energy storage. We remain optimistic with respect to our current key projects, but we continue to face development, marketing, partnering and other risks. However, we now have a growing number of reference customers, including AES, Vestas, HNEI, HELCO and ESH, which should help us validate the technical merits and commercial operation of our systems to our prospective customers.

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $3.7 million, from $12.4 million at December 31, 2012 to $8.7 million at June 30, 2013. The net decrease of $3.7 million resulted from the net change in operating activities of $(4.3) million, net change in investing activities of $(1.6) million and the net change in financing activities of $1.9 million. The investing activities included the acquisition of the second land use right from the Government of Wu’an, China, which was paid for by using restricted cash and the purchase of fixed assets by Northern Altair. The financing activity included the increase of deferred income against the amortization period cost for the second land use right and the receipt of the $1.9 million grant incentive which was applied for after the receipt of the first land use right.

Cash inflows included receipts related to closing three large projects during the six months ending June 30, 2013. Two of these projects were completed contracts; one for an ALTI-ESS Advantagetm to Vestas Wind Systems A/S and one for an ALTI-ESS to Hawaiian Electric Light Company ("HELCO") and Hawaii Natural Energy Institute ("HNEI"). The third project was for an ALTI-ESS Advantagetm system which was delivered as an equipment lease to Energy Storage Holdings, LLC.

A summary of our cash position at June 30, 2013 included cash and cash equivalents of $8.7 million. In addition, we had $9.1 million in restricted cash of which $6.1 million, related to collateral for indebtedness, is classified as short-term leaving $3.0 million in long-term grant incentives. We have applied for additional grant incentives in the amount of approximately $8.6 million. We expect to receive information on the grant incentive approval in the third quarter of 2013. We received $4.0 million in customer receipts during the six months ended June 30, 2013.

We believe that cash on hand and restricted cash available for certain operations in China will be sufficient to fund the remaining costs of approximately $3 million to complete construction of the facilities in China. In May 2013, we applied for grant incentives in the amount of $7.4 million and $1.2 million which we expect to receive in the third quarter of 2013. In the U.S., our operations have been supported by existing cash and $5.7 million in loans, secured by cash pledged by our Chinese affiliates, which come due in the fourth quarter of 2013. We intend to seek a renewal of those loans. In the near term, U.S. operations may be supported from revenues from product sales, by selling inventory, equipment and services to Altair China and receiving fees associated with intellectual property licensing and royalties. In the longer term, U.S. operations will need to obtain capital, which we anticipate it would obtain through the issuance of equity securities, strategic partnerships or investments or loans supported by its Chinese assets.

We evaluate our capital needs and the availability of capital on an ongoing basis and, consistent with past practice, expect to seek capital when appropriate and on such terms as are available to us and we deem appropriate, based upon our assessment of our current liquidity, capital needs and the availability of capital. We continue to use significant amounts of cash for our operations and have no commitments to receive capital and can provide no assurance adequate capital will be available when and as required.

Over the long-term, we anticipate substantially increasing revenues by entering into new contracts and increasing product sales in the stationary power, electric bus and selected other industrial markets.

Capital Commitments and Expenditures

     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2013:

In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Note payable	$6,680	$5,730	$950	$-	$-
Contractual service agreements	574	574
Capital leases	7	6	1
Purchase obligations	1,249	1,249
Total	$8,510	$7,559	$951	$-	$-

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet transactions during the six months ending June 30, 2013.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2013 and Compared to Three and Six Months Ended June 30, 2012

In thousands of dollars

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30		June 30		June 30
	2013	2012	2013	2012	2013	2012
Revenues
Product sales	$3,092	$394	$-	$-	$3,092	$394
License fees			60	60	60	60
Total revenues	3,092	394	60	60	3,152	454

Cost of goods sold
Product	3,213	1,074			3,213	1,074
Total cost of goods sold	3,213	1,074	-	-	3,213	1,074

Gross (loss) profit	(121)	(680)	60	60	(61)	(620)

Operating expenses
Research and development	757	1,787		2	757	1,789
Sales and marketing	247	925			247	925
General and administrative	1,736	1,425			1,736	1,425
Depreciation and amortization	306	230	19	20	325	250
Gain on disposal of assets	(19)				(19)
Total operating expenses	3,027	4,367	19	22	3,046	4,389
(Loss) income from operations	(3,148)	(5,047)	41	38	(3,107)	(5,009)

Other income (expense)
Interest (expense)income, net	(32)	32			(32)	32
Change in market value of warrants	120	102			120	102
Other income	28				28
Total other income, net	116	134	-	-	116	134
(Loss) income from continuing operations	(3,032)	(4,913)	41	38	(2,991)	(4,875)

Net (loss) income	$(3,032)	$(4,913)	$41	$38	$(2,991)	$(4,875)

Revenues

Power and Energy Group revenue for the quarter ending June 30, 2013 was $3.1 million. This amount included product revenue from commissioning an ALTI-ESS system to one customer, two power racks sold to one customer, 251 battery modules sold to four customers and 19 battery cells sold to two customers. Revenues increased by $2.7 million, from approximately $0.4 million in 2012 to approximately $3.1 million during the quarter ending June 30, 2013, primarily as a result of revenue recognized for the sale of one ALTI-ESS system sold to Hawaiian Electric Light Company (“HELCO”) and Hawaii Natural Energy Institute (“HNEI”).

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales for the quarter ending June 30, 2013 was $3.2 million. Cost of goods sold (COGS) exceeded product sales by $0.1 million, compared to $0.7 million for the same period in 2012. The gross margin includes increases to our warranty and inventory reserves of approximately $430,000.

Our gross margins in any quarter are not indicative of future gross margins. At this early stage of development, our product mix, volume, per-unit pricing and cost structure may change significantly from quarter to quarter, and our margins may expand or contract depending upon the mix and timing of orders in future quarters. In general, we expect our margins to increase as our volume of business increases, and as we completely transition from product prototypes to commercial, scalable manufacturing processes.

Operating Expenses

Operating expenses overall were down $1.4 million during the quarter ending June 30, 2013, from $4.4 million to $3.0 million. This reduction is the result of constrained spending in almost all areas of the Company during the quarter ending June 30, 2013. Average employee headcount in the U.S. decreased by 40%, from 83 employees during 2012 to 50 employees for the corresponding 2013 period. Employee headcount in China had an increase of 58 employees for the quarter ending June 30, 2013. Research and development expenses decreased $1.0 million or 44% from $1.8 million during the quarter ending June 30, 2012 to $0.8 million during the same period in 2013. Sales and marketing expenses decreased by $0.7 million, or 22%, from $0.9 million during 2012 to $0.2 million during 2013. General and administrative expenses increased by $0.3 million, or 18%, from $1.4 million during 2012 to $1.7 million during 2013 primarily due to the ramp up of our China operations. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

          Overall net loss for the quarter ending June 30, 2013 decreased $1.9 million from $4.9 million ($.42 per share) in 2012 to $3.0 million ($.26 per share) in 2013, primarily due to a decrease in overall operating expenses and an improved gross margin.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of United States Dollars)
(Unaudited)

	Power and Energy Group		All Other		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30		June 30		June 30
	2013	2012	2013	2012	2013	2012
Revenues
Product sales	$4,886	$591	$-	$-	$4,886	$591
License fees			120	120	120	120
Total revenues	4,886	591	120	120	5,006	711

Cost of goods sold
Product	5,380	1,494			5,380	1,494
Total cost of goods sold	5,380	1,494	-	-	5,380	1,494

Gross (loss) profit	(494)	(903)	120	120	(374)	(783)

Operating expenses
Research and development	2,045	3,619		3	2,045	3,622
Sales and marketing	682	1,845			682	1,845
General and administrative	2,935	3,174			2,935	3,174
Depreciation and amortization	581	481	38	38	619	519
Gain on diposal of assets	(19)				(19)	-
Total operating expenses	6,224	9,119	38	41	6,262	9,160
(Loss) income from operations	(6,718)	(10,022)	82	79	(6,636)	(9,943)

Other income (expense)
Interest income	212	30			212	30
Change in market value of warrants	(10)	179			(10)	179
Other income	28				28
Total other income, net	230	209	-	-	230	209
(Loss) income from continuing operations	(6,488)	(9,813)	82	79	(6,406)	(9,734)

Net (loss) income	$(6,488)	$(9,813)	$82	$79	$(6,406)	$(9,734)

Revenues

Power and Energy Group revenue for the six months ending June 30, 2013 was $4.9 million. This amount included product revenue from commissioning two ALTI ESS systems, leasing an ALTI ESS Advantagetm system to Energy Storage Holdings, LLC, 438 battery modules sold to eight customers and 58 battery cells sold to 4 customers. Revenues increased by $4.3 million, from approximately $0.6 million in 2012 to approximately $4.9 million during the six months ending June 30, 2013, primarily as a result of revenue recognized for the sale of one ALTI ESS Advantagetm system sold to Vestas Wind Systems A/S and one sold to HELCO and HNEI.

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales for the six months ending June 30, 2013 was $5.4 million. Cost of goods sold (COGS) exceeded product sales by $0.5 million, compared to $0.9 million for the same period in 2012, primarily due to inventory cost adjustments and an increase in our warranty and inventory reserves.

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

Operating Expenses

Operating expenses overall were down $2.9 million during the six months ending June 30, 2013, from $9.2 million to $6.3 million. This reduction is the result of constrained spending in almost all areas of the Company during the six months ending June 30, 2013. Average employee headcount in the U.S. decreased by 28%, from 83 employees during 2012 to 60 employees for the corresponding 2013 period. Employee headcount in China increased during the six months ending June 30, 2013 from 20 to 78 employees. Research and development expenses decreased $1.6 million or 44% from $3.6 million during the six months ending June 30, 2012 to $2.0 million during the same period in 2013. Sales and marketing expenses decreased by $1.2 million, or 63%, from $1.9 million during the six months ending June 30, 2012 to $0.7 million during the same corresponding six months in 2013. General and administrative expenses decreased by $0.3 million, or 9%, from $3.2 million during the six months ending June 30, 2012 to $2.9 million during the same corresponding six months of 2013. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

          Overall net loss for the six months ending June 30, 2013 decreased $3.3 million from $9.7 million ($.84 per share) in 2012 to $6.4 million ($.55 per share) in 2013, primarily due to a decrease in overall operating expenses and improved gross margins.

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $6.6 million for the six months ended June 30, 2013. We may never be profitable in the future. Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient equity capital to finance our operations due to our operating results, market conditions and similar factors.

As of June 30, 2013, we had approximately $8.7 million in cash and cash equivalents and $9.1 million in restricted cash. Of the restricted cash, approximately $6.1 million serves as collateral for short-term loans and the balance represents cash incentives received from Wu’an as part of our economic development deal. This capital is earmarked for the development of our operations in Wu’an, China.  We expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

●

market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

●	the price, volatility and trading volume of our shares of common stock;

●	our financial results, particularly the amount of revenue we are generating from product sales;

●	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

●	our ownership structure and recent or anticipated dilution;

●	the amount of our capital needs;

●	our project investment requirements in China;

●	Nasdaq Capital Market rules prohibiting, with limited exceptions, the issuance in a single financing of securities representing more than 20% of our outstanding shares of common stock;

●	volume limitations on the use of our shelf registration statement;

●	the market's perception of our company and companies in our line of business; and

●	the economics of projects being pursued.

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

U.S. news sources report that the Chinese government has recently placed, or began enforcing, limitations on lending by Chinese banks, which limits may affect our ability to borrow capital for our Chinese capital investment projects and operations.

Many U.S. news sources recently reported that, due to an increase in bad loans and other reasons, the Chinese government has imposed, or began enforcing, limitations on lending by Chinese banks. Northern Altair has been seeking loans from Chinese banks for its proposed capital investments and operations. This increased regulation and scrutiny may decrease the likelihood that Northern Altair can qualify for debt financing to fund proposed projects. Even if Northern Altair does qualify, terms of financing may be more onerous than anticipated. Any inability to finance our Chinese operations through debt would likely slow our growth in China and may prevent us from completing all aspects of our proposed nano lithium titanate and energy storage system manufacturing facility in China.

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

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could harm our business operations and financial condition. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty. Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business.

We may not be able to sell the land use rights in China we have acquired, and expect to acquire, at appraised value or at all, in part due to applicable restrictions.

In October 2012, we acquired a 50-year land use right in China related to 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China. In May 2013, we acquired a 50-year land us right for an adjoining 40 acre parcel. Our land use right are subject to certain requirements and limitations. The requirements on the existing land uses right include an obligation, over the life of the land use right, to invest approximately $266.1 million in the project. The limitations include a prohibition on the transfer of the land use right prior to our investment of at least 25% of our committed investment. These requirements and limitations may harm the value of the land use right.

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

We may face delays or related issues if we cannot effectively transfer know-how from our U.S.-based employees to our China-based employees.

We are constructing a facility in China to be the sole site for our nLTO manufacturing and an additional site for our energy storage system assembly. The processes of manufacturing nLTO and assembling energy storage systems are complex. We will need to transfer the complex know-how for the nLTO manufacturing and energy storage system assembly from our U.S.-based employees to our existing or new Chinese employees. Language and cultural differences, as well as the inherent difficulty of communicating skills learned through experience, may lead to difficulties in the education and training of Chinese employees. Any failure to adequately educate and train Chinese employees in company-specific know-how may result in additional costs, delays, quality concerns, warranty costs and other issues.

Following the acquisition of a majority interest in the Company by an affiliate of Canon, we face risks associated with having a majority shareholder.

In July 2011, an affiliate of Canon acquired a majority of our outstanding shares of common stock, which presents certain risks to us, including the following:

●

The majority shareholder controls the appointments on the Board of Directors and may appoint persons less qualified, or more loyal to the majority shareholder, than would be appointed absent a controlling shareholder;

●

The majority shareholder may be able to influence our Board of Directors to enter into transactions with related or third parties that are more favorable to such parties than would be negotiated by an independent Board of Directors;

●

The majority shareholder controls all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of a material number of securities and other major transactions; and

●	This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

If one or more of these risks, or other risks, materializes, our business will be harmed, and it may be harmed materially.

Cultural, language and other differences between the U.S. and China may create inefficiencies in our management and operations.

Our majority shareholder, and a majority of our directors, reside in China and two of our directors exclusively speak Chinese. As we ramp up our China-based operations, we may experience conflicts or misunderstandings within our management structure that are primarily or partially rooted in language and cultural differences, particularly differences in management and communication styles. Language and cultural differences may also affect strategy formation and create inefficient and limited communication among technical and management employees located in different countries. The occurrence of any of these events may harm our growth potential, increase costs and decrease operational efficiency.

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

An area in which our dependence upon a limited number of sources creates significant vulnerability is the manufacturing of our nano lithium titanate cells. As of the date hereof, we have one contract manufacturing source for our nano lithium titanate cells, and we are currently working with a second manufacturer to qualify their cells.  We have had quality issues with some of our past contract manufacturers. Our nano lithium titanate battery cells are the building blocks of all of our products (other than our nano lithium titanate powder). If we were to experience quality issues with any of our suppliers, we may be unable to meet our deadlines, or quality specifications, with respect to existing or future orders.  This would harm our reputation and our ability to grow our business.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our shares of common stock may fall. Factors that may affect our operating results include the following:

●	fluctuations in the size, quantity and timing of customer orders;

●	timing of delivery of our services and products;

●	additions of new customers or losses of existing customers;

●	positive or negative business or financial developments announced by us or our key customers;

●	our ability to commercialize and obtain orders for products we are developing;

●	costs associated with developing our manufacturing capabilities;

●	the retention of our key employees;

●	new product announcements or introductions by our competitors or potential competitors;

●	the effect of variations in the market price of our shares of common stock on our equity-based compensation expenses;

●	disruptions in the supply of raw materials or components used in the manufacture of our products;

●	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;

●	technology and intellectual property issues associated with our products;

●	general political, social, geopolitical and economic trends and events; and

●	availability of components sourced from Korea if tensions between North Korea and South Korea erupt into a greater military conflict.

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

●	our commercial partners may not protect our intellectual property adequately or they may infringe our intellectual property rights;

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

Item 4.     Controls and Procedures

(a)     Based on their evaluation as of June 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange.

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

Altair Nanotechnologies Inc.

August 14, 2013	By: /s/ Alexander Lee
Date	Alexander Lee,
Chief Executive Officer

August 14, 2013	By: /s/ Stephen B. Huang
Date	Stephen B. Huang,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**

10.1	Contract on Assignment of State-owned Construction Land Use Right with Land and Resources Bureau of Wu’an City.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 7, 2013

10.2	Client Lease (Renewal) dated July 1, 2013 between Altairnano, Inc. and Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013

10.3	First Modification of Note and First Modification of Deed of Trust dated August 1, 2013.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August1, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith