Form 10-Q
period 2013-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2013-11-19
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 12, 2013 the registrant had 11,590,067 shares of Common Stock outstanding.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,293	$12,372
Restricted cash	15,515	6,245
Accounts receivable, net	1,473	1,498
Product inventories, net	5,229	7,416
Prepaid expenses and other assets, current	1,846	937
Deferred contract costs	1,831	4,532
Other assets, related party	1,791	1,754
Total current assets	30,978	34,754

Restricted cash		11,803
Property, plant and equipment, net	11,702	4,076
Property, plant and equipment, net held and not used		1,857
Patents, net	217	274
Prepaid equipment purchases	1,351
Land use right, net	22,359	13,625

Total Assets	$66,607	$66,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$2,860	$2,599
Accrued salaries and benefits	676	632
Accrued warranty	634	418
Accrued liabilities	376	384
Deferred revenues	5,639	7,218
Warrant liabilities	120	90
Notes payable, current	11,533	6,680
Capital lease obligation	6	5
Total current liabilities	21,844	18,026

Deferred income	17,627	11,803
Capital lease obligation, less current portion		4

Total Liabilities	39,471	29,833

Commitments and Contingencies

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,590,067 shares issued and outstanding at September 30, 2013 and December 31, 2012	12	12
Additional paid in capital	259,198	259,065
Accumulated deficit	(232,558)	(222,409)
Accumulated other comprehensive income (loss)	484	(112)
Total stockholders' equity	27,136	36,556

Total Liabilities and Stockholders' Equity	$66,607	$66,389

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product sales	$1,072	$300	$5,958	$891
License fees	60	60	180	180
Total revenues	1,132	360	6,138	1,071

Cost of goods sold
Product	1,206	788	6,586	2,282
Total cost of goods sold	1,206	788	6,586	2,282

Gross loss	(74)	(428)	(448)	(1,211)

Operating expenses
Research and development	1,079	1,423	3,124	5,046
Sales and marketing	201	499	883	2,344
General and administrative	1,908	1,837	4,843	5,010
Depreciation and amortization	444	252	1,063	771
Gain on disposal of assets	49		31
Total operating expenses	3,681	4,011	9,944	13,171
Loss from operations	(3,755)	(4,439)	(10,392)	(14,382)

Other income (expense)
Interest income, net	25	37	237	67
Change in market value of warrants	(20)	(267)	(30)	(88)
Other income	7	(2)	36	(2)
Total other income (expense), net	12	(232)	243	(23)

Net loss	$(3,743)	$(4,671)	$(10,149)	$(14,405)

Loss per common share - basic and diluted	$(0.32)	$(0.40)	$(0.88)	$(1.24)
Weighted average shares - basic and diluted	11,590,067	11,590,067	11,590,067	11,590,067

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Three Months Ended September 30,
	2013	2012

Net loss	$(3,743)	$(4,671)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(17)	(61)
Comprehensive loss	$(3,760)	$(4,732)

	Nine Months Ended September 30,
	2013	2012
Net loss
	$(10,149)	$(14,405)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	596	(193)
Comprehensive loss	$(9,553)	$(14,598)

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in thousands of United States Dollars, except shares)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2012	11,590,067	$12	$257,881	$(214,157)	$(132)	$43,604

Net loss				(4,671)		(4,671)
Other comprehensive loss					(61)	(61)
Reduction in issuance costs from legal claims settlement			1,050			1,050
Share-based compensation			73			73
Balance, September 30, 2012	11,590,067	$12	$259,004	$(218,828)	$(193)	$39,995

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, July 1, 2013	11,590,067	$12	$259,154	$(228,815)	$501	$30,852

Net loss				(3,743)		(3,743)
Other comprehensive loss					(17)	(17)
Share-based compensation			44			44
Balance, September 30, 2013	11,590,067	$12	$259,198	$(232,558)	$484	$27,136

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2012	11,590,067	$12	$257,884	$(204,423)		$53,473

Net loss				(14,405)		(14,405)
Other comprehensive loss					(193)	(193)
Reduction in issuance costs from legal claims settlement			1,050			1,050
Share-based compensation			70			70
Balance, September 30, 2012	11,590,067	$12	$259,004	$(218,828)	$(193)	$39,995

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2013	11,590,067	$12	$259,065	$(222,409)	$(112)	$36,556

Net loss				(10,149)		(10,149)
Other comprehensive income					596	596
Share-based compensation			133			133
Balance, September 30, 2013	11,590,067	$12	$259,198	$(232,558)	$484	$27,136

See notes to the consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(10,149)	$(14,405)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,063	771
Share-based compensation	133	70
Change in fair value of warrants	30	88
Changes in operating assets and liabilities:
Accounts receivable, net	27	(616)
Product inventories	645	(1,211)
Prepaid expenses and other current assets	(858)	(356)
Deferred contract costs	2,701	(3,331)
Trade accounts payable	263	(203)
Accrued salaries and benefits	45	(280)
Accrued warranty	216	43
Deferred revenues	(1,527)	3,710
Accrued liabilities	(8)	24
Cash flows from operating activities	(7,419)	(15,696)

Cash flows from investing activities:
Decrease (increase) in restricted cash	3,007	(293)
Purchase of land use right	(8,591)
Purchase of property, plant and equipment	(6,268)	(170)
Cash flows from investing activities	(11,852)	(463)

Cash flows from financing activities:
Issuance of common shares for cash, net of issuance costs		1,050
Deferred income	6,162
Proceeds from notes payable	5,893	1,000
Repayment of notes payable	(1,025)
Repayment of capital lease obligation	(3)	(4)
Cash flows from financing activities	11,027	2,046

Effect of exchange rate changes on cash and cash equivalents	(835)	(193)

Decrease in cash and cash equivalents	(9,079)	(14,306)

Cash and cash equivalents, beginning of period	12,372	46,519

Cash and cash equivalents, end of period	$3,293	$32,213

Supplemental disclosures:
Cash paid for interest	$221	$28

Cash paid for income taxes	None	None

Non-cash transactions:
Transfer of inventory to property, plant and equipment	$1,593

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

The Company incurred net losses of $10.1 million for the nine months ended September 30, 2013 and has an accumulated deficit of $232.6 million as of September 30, 2013. The Company used $7.4 million in its operations for the nine months ended September 30, 2013 and working capital levels have decreased from $16.7 million at December 31, 2012 to $9.1 million at September 30, 2013. The Company has substantial debt coming due in the next 12 months. We expect to continue to have negative cash flows from operations as we ramp up production at our new manufacturing facilities. If we are not able to refinance this debt or obtain additional capital, we will not be able to pay off our current debt obligations. This matter raises substantial doubt about the Company’s ability to continue as a going concern. To address this matter, management is taking actions to refinance existing loans, obtain additional loans collateralized by the land use rights and to obtain approval for the remaining grant incentives from the Government of Wu’an, China. Restricted cash is available to fund development of operations (both capital and non-capital) in China subject to meeting certain guidelines agreed upon by the Wu’an government and the Company.   Based on our current forecast, we expect to use the existing restricted cash to support the non-capital development of our China operations.  If the non-capital needs are met, excess restricted cash or additional grant funds received will be used for capital needs. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments if the Company were unable to do so.

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

Note 3.   Fair Value Measurements and Other Financial Measurements

Our financial instruments are accounted for at fair value on a recurring basis. We have no financial instruments accounted for on a non-recurring basis as of September 30, 2013 or December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were as follows:

In thousands of dollars

	Level	September 30, 2013	December 31, 2012
Warrant liabilities:	3	$120	$90

     The following table presents quantitative information for Level 3 measurements:

In thousands of dollars

	Fair value at September 30, 2013	Valuation technique	Unobservable input
Liabilities:
Warrant liabilities	$120	Monte Carlo option simulation model	Prevailing interest rates, Company’s stock price volatility, expected warrant term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

The following table summarizes current warrant liabilities recorded at fair value at September 30, 2013:

In thousands of dollars

	Fair Value	Carrying Value
Warrant liabilities:	$120	$120
Total	$120	$120

Financial instruments classified as Level 3 in the fair value hierarchy represent warrant liabilities in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for such warrant liabilities:

In thousands of dollars

Warrant liabilities
Opening balance – December 31, 2012	$90
Purchases, sales, issuances, and settlements
Transfers into and (or) out of Level 3
Change in fair value	30
Unrealized gains / (losses)
Other adjustments
Closing balance – September 30, 2013	$120

There were no purchases, sales, transfers, issuances or settlements of Level 3 financial instruments. There were no assets or liabilities measured on a non-recurring basis as of September 30, 2013 and December 31, 2012.

Other Financial Instruments

The carrying values and fair values of the Company’s other financial instruments were as follows:

In thousands of dollars

		September 30, 2013		December 31, 2012
		Carrying value	Fair value	Carrying value	Fair value
Accounts receivable, net	2	$1,473	$1,473	$1,498	$1,498
Trade accounts payable	2	$2,860	$2,860	$2,599	$2,599
Capital lease obligation	2	$6	$6	$9	$9
Note payable	2	$11,533	$11,533	$6,680	$6,680

The following methods were used to estimate the fair values of other financial instruments:

Accounts receivable, Trade accounts payable, Capital lease obligation and Notes payable. The carrying amounts approximate fair value due to their short term nature.

Note 4.   Product Inventories

Product inventories consist of the following:

In thousands of dollars

	September 30, 2013	December 31, 2012
Raw materials	$1,359	$2,337
Work in process	1,614	3,666
Finished goods	2,256	1,413
Total product inventories	$5,229	$7,416

As of September 30, 2013 and December 31, 2012, inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets.

Inventory valuation allowances, totaled $250,000 and $331,000 at September 30, 2013 and December 31, 2012, respectively.

Note 5.   Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

In thousands of dollars

	September 30, 2013	December 31, 2012

Deferred contract costs	$1,831	$4,532

Other assets, related party	$1,791	$1,754

Prepaid equipment purchases	$1,351	$-

Prepaid inventory purchases	1,039	159
Deposits	342	342
Prepaid insurance	395	258
Other prepaid expenses and current assets	70	178
Total prepaid expenses and other current assets	$1,846	$937

Other prepaid expenses and current assets consist primarily of prepaid property taxes, service contracts, marketing expenses and rent. Other assets, related party, relates to a payment made to Yintong Energy (YTE) (an affiliate of Canon) as the Company will be working with YTE to supply the initial order of fifty electric buses to Wu’an, China. The deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized. Prepaid equipment purchases relate to payments made for production equipment to be used by our Northern Altair facilities.

Note 6.   Property, Plant and Equipment

In thousands of dollars
	September 30, 2013	December 31, 2012
Machinery and equipment, held and used	$11,241	$6,643
Building and improvements	4,324	4,324
Furniture, office equipment & other	1,669	1,930
Leased assets	1,593
Construction in progress	4,345
	23,172	12,897

Less accumulated depreciation	(11,470)	(8,821)
Total property, plant and equipment held & used	$11,702	$4,076

Property, plant and equipment held and not used in operations consists of the following:

In thousands of dollars
	September 30, 2013	December 31, 2012
Machinery and equipment, held and not used	$-	$4,249
Less accumulated depreciation		(2,392)
Total property, plant and equipment held and not used	$-	$1,857

The construction in progress relates to our new facilities under construction in Wu’an, China. Three new facilities are expected to be operational and fully accepted during the fourth quarter of 2013. Property, plant and equipment held and not used relates to machinery and equipment that was decommissioned at our Reno, Nevada facility and shipped to our China subsidiary. This machinery and equipment was received and installed during the third quarter by our China subsidiary for use in operations.

       The lease asset includes a 1.8 megawatt system for Energy Storage Holdings, LLC. (ESH), which is providing commercial frequency regulation services in the PJM market on the East Coast. This system went into operation in January 2013. We are leasing the ALTI-ESS Advantage™ system to ESH and receive lease payments of approximately $20,000 per month and a share of the revenue generated by the system under the agreed upon terms. The lease term ends February 2016, and ESH has an option to purchase the system during the lease term.

Depreciation expense, for the nine months ended September 30, 2013 and 2012, totaled $721,000 and $714,000, respectively.

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

Northern Altair signed an agreement in May 2013 to receive a second Land Use Right for a period of 50 years with respect to approximately 40 acres of industrial land in Wu’an, China from Heibei Wu’an Municipal People’s Government. Northern Altair was required to bid for the Land Use Right. Northern Altair completed the bidding process and paid approximately $8,600,000 which included various land transfer taxes and fees of approximately $1,200,000. Closing occurred on May 27, 2013 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use) on this date. This Land will be used for the Company’s nLTO and energy storage system manufacturing operations in China. Shortly after closing, Northern Altair applied for approximately $8.6 million in cash incentives from the City of Wu’an, China. The amortized land use right’s balances as of September 30, 2013 and December 31, 2012 were:

In thousands of dollars
	September 30, 2013	December 31, 2012
Land use right	$22,689	$13,670
Less accumulated amortization	(330)	(45)
Total land use right, net	$22,359	$13,625

The land use rights were recorded at cost and will be amortized on a straight-line basis over their 50 year useful life at approximately $445,000 per year. Amortization expense for the nine months ended September 30, 2013 totaled $285,000.

Our patents are associated with the nanomaterials and titanium dioxide pigment technology. We are amortizing these assets on a straight-line basis over their useful lives. The amortized patents’ balances as of September 30, 2013 and December 31, 2012 were:

In thousands of dollars
	September 30, 2013	December 31, 2012
Patents and patent applications	$1,366	$1,366
Less accumulated amortization	(1,149)	(1,092)
Total patents and patent applications	$217	$274

The weighted average amortization period for patents is approximately 2.9 years. Amortization expense, which represents the amortization relating to the identified amortizable patents, for the nine months ended September 30, 2013 and December 31, 2012, was $57,000. For each of the next two years, amortization expense relating to patents is expected to be approximately $76,000 per year. Amortization expense is expected to be approximately $65,000 in the third year.

Note 8.   Stock-Based Compensation

As of September 30, 2013, we have the Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (the “Plan”), administered by the Board of Directors, which provides for the granting of options and restricted shares to employees, officers, directors and other service providers of ours.  This Plan is described in more detail below.

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

Prior stock option plans, under which we may not make future grants, authorized a total of 275,000 shares, of which options for 127,667 shares of common stock were granted (net of expirations) and options for 1,041 shares of common stock are outstanding and unexercised at September 30, 2013. Options granted under the plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

Note 9.  Warrants

Warrants Issued to Investors

The fair value of the warrants was determined using the Monte Carlo Simulation model and the following weighted average assumptions were used:

	September 30, 2013	September 30, 2012
Stock Price	$2.57	$4.44
Exercise Price	$14.93	$14.93
Expected Volatility	77%	112%
Expected Dividend Yield	None	None
Expected Term (in years)	2.8	4.0
Risk-free Interest Rate	0.66%	0.37%

As of September 30, 2013, the value of the warrant liabilities was $120,000 and the change in fair value during the first nine months of 2013 was a loss of $30,000. The loss was recorded as other expense in the statement of operations.

Warrant activity for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1,	412,776	$14.93	412,776	$14.93
Issued
Expired
Warrant redemption Exercised
Outstanding at September 30,	412,776	$14.93	412,776	$14.93
Currently exercisable	412,776	$14.93	412,776	$14.93

The following table summarizes information about warrants outstanding at September 30, 2013:

		Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	$13.80		112,776	2.6	$13.80
$13.86	to	$24.00	300,000	3.0	15.36
			412,776	2.8	$14.93

 The warrants expire on various dates ranging to September 2016.

Note 10. Note Payable

Notes payable consisted of the following at September 30, 2013 and December 31, 2012:

In thousands of dollars

	September 30, 2013	December 31, 2012
Note payable Mortgage	$975	$1,000
Note payable Bank of China	1,980	1,980
Note payable ICBC	3,700	3,700
Note payable Handan Bank	4,878
Total	$11,533	$6,680

On August 8, 2012, we entered into a Note payable secured by, a Deed of Trust, corporate guaranty and hazardous materials indemnity agreement for the provision of a $1,000,000 loan secured by the Company’s Reno, Nevada Facility. Under the terms of the loan documents, interest accrues on the outstanding principal balance at the rate of 11% per annum. We were obligated to pay five months of prepaid interest to the lender upon closing and make interest-only payments on a monthly basis during the remaining term of the loan and to repay all principal and any outstanding interest on or before August 1, 2013. The required interest payments were made and the proceeds of the loan were used for general working capital requirements.

On August 1, 2013, the Company entered into a First Modification of Note and First Modification of Deed of Trust (the “Modification Agreement”) pursuant to which the maturity date for the above-described loan was extended until August 1, 2014. As part of the Modification Agreement, the Company agreed to pay a $19,750 amendment fee and agreed to make a payment of $12,500 to reduce the outstanding principal amount and to make three additional principal payments of $12,500 each on September 1, 2013, October 1, 2013 and November 1, 2013. The $975,000 modified loan is secured by the Company’s Reno, Nevada Facility.

         In October 2012, the Company and Northern Altair entered into a series of transactions, wherein, Northern Altair set aside, as restricted cash, $2,057,900 with the Bank of China. In return, the Bank of China loaned the Company $1,980,000 for use as operating capital. The interest rate on this loan is .0053% daily and the maturity date is October 18, 2013. This loan was paid off in October 2013. See Note 13 for additional information.

In November 2012, the Company and Northern Altair entered into a series of transactions, wherein, Northern Altair set aside, as restricted cash, $3,894,180 with the Industrial and Commercial Bank of China (“ICBC”). In return, the ICBC loaned the Company $3,700,000 for use as operating capital. The interest rate on this loan is .0056% daily and the maturity date is November 15, 2013.  This loan was paid off in November 2013.  See Note 13 for additional information.

In August 2013, Northern Altair entered into a loan agreement for $8,130,000 with Handan Bank. On September 27, 2013, Northern Altair received approximately $4,878,000 with the final balance of approximately $3,252,000 received on October 15, 2013. The due date of the loan is August 27, 2014 and it is secured by the second land use right in Wu’an.

Note 11. Business Segment Information

Management views the Company as operating in two major business segments: Power and Energy Group, and All Other operations.

The Power and Energy Group develops, produces, and sells battery systems.  The All Other group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

During the nine months ended September 30, 2013, the Company and its affiliates received a total of $4,924,000 in cash payments for its various Power and Energy Group projects. Of this received amount, $2,766,000 was associated with contractual milestone payments for our larger utility-scale energy storage system projects, two of which have not been recognized in our reportable segment data for the year, as the related contracts are recognized under the completed contract method.

Reportable segment data reconciled to the consolidated financial statements as of the three and nine months ended September 30, 2013 and September 30, 2012 is as follows:

In thousands of dollars:

Three Months	Net Revenue	Loss (Income) From Operations	Depreciation and Amortization	Assets
September 30, 2013
Power & Energy Group	$1,072	$3,796	425	$66,330
All Other	60	(41)	19	277
Consolidated Total	$1,132	$3,755	$444	$66,607

September 30, 2012
Power & Energy Group	$296	$4,483	$233	$54,087
All Other	64	(44)	19	353
Consolidated Total	$360	$4,439	$252	$54,440

Nine Months	Net Revenue	Loss (Income) From Operations	Depreciation and Amortization	Assets
September 30, 2013
Power & Energy Group	$5,958	$10,515	1,006	$66,330
All Other	180	(123)	57	277
Consolidated Total	$6,138	$10,392	$1,063	$66,607

September 30, 2012
Power & Energy Group	$886	$14,507	$714	$54,087
All Other	185	(125)	57	353
Consolidated Total	$1,071	$14,382	$771	$54,440

In the table above, the Loss (Income) from Operations column includes such expenses as business consulting, general legal expense, accounting and audit, general insurance expense, stock-based compensation expense, shareholder information expense, investor relations, and general office expense.

For the nine months ended September 30, 2013, we had revenue to three major customers, which accounted for 10% or more of revenues. The Company did not have material related party revenue during the nine months ended September 30, 2013. Total revenue to the customer for the nine months ended September 30, 2013 and the balance of the accounts receivable at September 30, 2013 were as follows:

In thousands of dollars

Customer	Revenue Nine Months Ended September 30, 2013	Accounts Receivable Balance at September 30, 2013
Power and Energy Group:
Hawaiian Electric Light Company	$2,082
Proterra, LLC	1,529	$676
Vestas	1,291	62

For the nine months ended September 30, 2012, we had revenue to four major customers, each of which accounted for 10% or more of revenues. Total revenue from these customers for the nine months ended September 30, 2012 and the balance of their accounts receivable at September 30, 2012 were as follows:

In thousands of dollars

Customer	Revenue Nine Months Ended September 30, 2012	Accounts Receivable Balance at September 30, 2012
Power and Energy Group:
Emrol	$139
Hybricon	131
Proterra	121	$121
ABB Secheron	111	2

Revenues for the nine-month period ended September 30, 2013, and 2012 by geographic area were as follows:

In thousands of dollars

	Revenue Nine Months Ended	Sales Nine Months Ended
Geographic information (a)	2013	2012
United States	$4,542	$251
Denmark	1,291
Belgium	137	139
Germany		145
Sweden	43	131
Switzerland		111
Other foreign countries	125	294
Total	$6,138	$1,071

(a) Revenues are attributed to countries based on location of customer.

Geographic information for long-lived assets was as follows (based on physical location of the assets):

In thousands of dollars

Long-lived assets:	Balance at September 30, 2013	Balance at December 31, 2012
United States	$4,841	$6,207
China	29,436	13,625
Total	$34,277	$19,832

Note 12. Commitments and Contingencies

On October 31, 2012, Northern Altair entered into a Contract on Assignment of State-owned Construction Land Use Right as described in Note 7. As consideration for the land use right, Northern Altair agreed to make fixed asset investments on the land of approximately $167 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by March 31, 2013. In January 2013, initial construction on a manufacturing facility began on the Company’s land use right in China. The costs incurred to date by the Company total $4.3 million. The Company estimates the remaining costs of this project will cost approximately $1.4 million and will be completed in the fourth quarter of 2013. The remaining costs of this project are expected to be funded by loan guarantees or other incentives from Wu’an, China. Additional construction is contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the required fixed asset investments amount and completed 25% of the project. Closing occurred on November 9, 2012.

On May 16, 2013, Northern Altair entered into a second Contract on Assignment of State-owned Construction Land Use Right as described in Note 7. As consideration for the second land use right, Northern Altair agreed to make fixed asset investments on the land of approximately $99.1 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by May 16, 2014.  In November 2013, initial construction on a manufacturing facility began on the Company’s second land use right in China. There are minimal costs incurred to date by the Company, although the expected total is approximately $4 million. The Company estimates this next phase will be completed in the first quarter 2014. The remaining costs of this project are expected to be funded by loan guarantees or other incentives from Wu’an, China. Additional construction is contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Northern Altair may transfer and sublease portions of the granted land once it has made 25% of the required investments. Closing occurred on May 27, 2013.

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

Note 13. Subsequent Events

In the third quarter, Northern Altair entered into a loan agreement for $8.1 million with the Bank of Handan. On September 27, 2013 Northern Altair received $4.9 million with the final balance of $3.3 million deposited on October 15, 2013. The due date of the loan is August 27, 2014 and is secured by the Company’s Land Use Right with respect to industrial land in Wu’an, China.

In September 2013, the Company and Northern Altair entered into a series of agreements, wherein, Northern Altair set aside restricted cash of $2.8 million with the ICBC. In return, the ICBC loaned the Company $2.7 million which was received in October 2013. The interest rate on this loan is .0053% daily and the maturity date is September 27, 2014. A portion of the loan proceeds was used to pay off the $1.98 million loan with the Bank of China in October 2013 and released restricted cash of $2.06 million.

On October 31, 2013, Northern Altair received approximately $12.2 million of a $16.1 million loan from the Rural Credit Cooperative. The due date of the loan is October 31, 2014 and is secured by the Company’s Land Use Right with respect to industrial land in Wu’an, China.

In November 2013, the Company and Northern Altair entered into a series of agreements, wherein, Northern Altair set aside restricted cash of approximately $4.0 million with the Bank of China. In return, the Bank of China loaned the Company $3.8 million which was received in November 2013. The interest rate on this loan is .0053% daily and the maturity date is November 7, 2014. A portion of the loan proceeds was used to pay off the $3.7 million loan with the ICBC in November 2013 and released restricted cash of $3.9 million.

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

General Outlook

Our current focus is on the development and sale of energy storage systems that we anticipate will eventually bring a substantial amount of revenue volume and gross profit from product sales into the electric grid, transportation, and industrial markets. As we attempt to expand our revenues from product sales, manufacturing and other sources in 2013, some of the key near-term events that will affect our long-term success prospects include the following:

●

In 2012, we adopted a new manufacturing and supply chain strategy. Given that our contract cell manufacturers were all based in Asia, we decided to move our nano lithium titanate materials production to China. In addition, we decided to enhance our battery module and energy storage system manufacturing capabilities by building a new plant in China. In this way, we are better able to aggregate critical portions of our supply chain in order to reduce lead times, cost, and ultimately support the emerging Asian markets. Previously, we expected to be manufacturing our nano lithium titanate materials in Reno, Nevada, shipping those materials to our contract cell manufacturer in Asia, and then shipping those cells back to Anderson, Indiana to produce battery modules and packs. We expect that, when implementation is complete, our new manufacturing strategy will greatly streamline this process.

●

In April 2012, we entered into an economic development deal with the cities of Wu’an and Handan in Hebei Province in China. Under our multi-year contract with the City of Wu’an, Northern Altair is required to sell and deliver 200 electric buses to Wu’an over a multi-year period. In August 2012, we received a $1.9 million down payment on the first $6.3 million electric bus order from Wu’an. We are currently procuring these buses from an affiliate, Yintong Energy. We anticipate that the deliveries will occur in 2014, 2015 and 2016 for this order and the corresponding $4.4 million payment will be made based on the delivery schedule, at which time we will be able to recognize the revenue and gross margin associated with this order.

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

●

In January 2013, initial construction on a manufacturing facility began on the Company’s first land use right in China. The Company is building a 136,760 square foot nano lithium titanate production facility and a 130,200 square foot assembly facility for battery modules and energy storage systems. The Company estimates the remaining costs of the initial phase of this project to cost approximately $1.4 million and is scheduled to be completed in the fourth quarter of 2013. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The Company has not yet obtained loan guarantees for these costs, but has entered into discussions with a number of banks regarding potential project financing. Northern Altair may transfer and sublease portions of the granted land once it has invested 25% of the total fixed asset investments amount and completed 25% of the project. The total fixed asset investments shall include the cost of buildings, structures, auxiliary facilities, and equipment, as well as the land-use fee. Closing occurred on November 9, 2012. Separate from the Land-Use Agreement, Northern Altair received $11.8 million package of cash incentives in November 2012 to facilitate Northern Altair’s establishment of operations and construction efforts. The actual scope of Northern Altair’s construction project and manufacturing operations will be based on the anticipated market demand for the Company’s products and on the level of negotiated incentives.

●

In May 2013, Northern Altair bid for and acquired a second conditional 50-year land use right with respect to approximately 40 acres of industrial land in Wu’an, China with an acquisition price of approximately $8,600,000 which includes various land transfer taxes and fees that are equal to approximately $1,200,000. In turn, we expect to receive cash incentives as part of our economic development deal, which shall be equal to our acquisition price. The closing occurred on May 27, 2013 and Northern Altair received the Land Use Right (Wu State-Used, State-Owned Land Use) on this date. This Land will be used for the Company’s nano lithium titanate and energy storage system manufacturing operations in China. As consideration for the second land use right, Northern Altair agreed to make fixed asset investments on the land of approximately $99.1 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50 year life of the land use right, with initial construction being required to begin by May 16, 2014.  In November 2013, initial construction on a manufacturing facility began on the Company’s second land use right in China. There are minimal costs incurred to date by the Company, although the expected total is approximately $4 million. The Company estimates this next phase will be completed in the first quarter 2014. The Company has obtained loan guarantees for these costs. Northern Altair may transfer and sublease portions of the granted land once it has made 25% of the required investments.

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

o

We built a 1.8 megawatt system for Energy Storage Holdings, LLC. (ESH), which is providing commercial frequency regulation services in the PJM market on the East Coast. This system went into operation in January 2013. We are leasing the ALTI-ESS Advantage™ system to ESH and receive monthly lease payments and a share of the revenue generated by the system under the agreed upon terms. The lease term ends February 2016, and ESH has an option to purchase the system during the lease term.

o

We built a 2 megawatt ALTI-ESS Advantage™ system for TSK Solar, which shall be used for the integration of solar power at the San Fermin 26 MW photovoltaic solar farm in Loiza, Puerto Rico. This system was delivered in December 2012 and installed in January 2013 and is scheduled to be commissioned in the fourth quarter of 2013 upon the completion of the solar farm.

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

●

In January 2013, the Hawaii Natural Energy Institute agreed to purchase its third energy storage system from us. They ordered our new 2 megawatt ALTI-ESS Advantage™, and we are working with them to schedule the installation of this system in early-2014.

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

Liquidity and Capital Resources

Current and Expected Liquidity

Altair’s cash and cash equivalents decreased by $9.1 million, from $12.4 million at December 31, 2012 to $3.3 million at September 30, 2013. The net decrease of $9.1 million resulted from the net change in operating activities of $(7.4) million, net change in investing activities of $(11.8) million and the net change in financing activities of $11.0 million. The investing activities included the acquisition of the second land use right from the Government of Wu’an, China, which was paid for by using restricted cash and the purchase of fixed assets by Northern Altair. The financing activity included the increase of deferred income against the amortization period cost for the second land use right and the receipt of the $5.5 million in grant incentives which were applied for after the receipt of the first land use right.

Cash inflows included receipts related to closing three large projects during the nine months ending September 30, 2013. Two of these projects were completed contracts; one for an ALTI-ESS Advantage™ to Vestas Wind Systems A/S and one for an ALTI-ESS to Hawaiian Electric Light Company (“HELCO”) and Hawaii Natural Energy Institute (“HNEI”). The third project was for an ALTI-ESS Advantage™ system which was delivered as an equipment lease to Energy Storage Holdings, LLC.

The Company incurred net losses of $10.1 million for the nine months ended September 30, 2013 and has an accumulated deficit of $232.6 million as of September 30, 2013. The Company used $7.4 million in its operations for the nine months ended September 30, 2013 and working capital levels have decreased from $16.7 million at December 31, 2012 to $9.1 million at September 30, 2013. The Company has substantial debt coming due in the next 12 months. We expect to continue to have negative cash flows from operations as we ramp up production at our new manufacturing facilities. If we are not able to refinance this debt or obtain additional capital, we will not be able to pay off our current debt obligations. This matter raises substantial doubt about the Company’s ability to continue as a going concern. To address this matter, management is taking actions to refinance existing loans, obtain additional loans collateralized by the land use rights and to obtain approval for the remaining grant incentives from the Government of Wu’an, China. Restricted cash is available to fund development of operations (both capital and non-capital) in China subject to meeting certain guidelines agreed upon by the Wu’an government and the Company.   Based on our current forecast, we expect to use the existing restricted cash to support the non-capital development of our China operations.  If the non-capital needs are met, excess restricted cash or additional grant funds received will be used for capital needs.

A summary of our cash position at September 30, 2013 included cash and cash equivalents of $3.3 million. In addition, we had $15.5 million in restricted cash of which $6.7 million, related to collateral for indebtedness, is classified as short-term leaving $8.8 million in short-term grant incentives. In May 2013, we applied for additional grant incentives in the amount of approximately $8.6 million. We received $3.6 million of the expected grant incentives in the third quarter and expect the remaining amount of $5.0 million in the fourth quarter of 2013. We received $4.9 million in customer receipts during the nine months ended September 30, 2013.

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

Capital Commitments and Expenditures

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2013:

In thousands of dollars

Contractual Obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Note payable	$11,533	$11,533	$-	$-	$-
Contractual service agreements	601	601
Capital leases	6	6
Purchase obligations	25,050	13,636	11,414
Total	$37,190	$25,776	$11,414	$-	$-

*Purchase obligations include a commitment to “YTE” a related party.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet transactions during the nine months ending September 30, 2013.

Recently Adopted and Recently Issued Accounting Guidance

See Note 2 to the interim consolidated financial statements in Part I Item 1 of this form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2013 and Compared to Three and Nine Months Ended September 30, 2012

In thousands of dollars

	Power and Energy Group		All Other		Consolidated
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2013	2012	2013	2012	2013	2012
Revenues
Product sales	$1,072	$296	$-	$-	$1,072	$296
License fees			60	64	60	64
Total revenues	1,072	296	60	64	1,132	360

Cost of goods sold
Product	1,206	788			1,206	788
Total cost of goods sold	1,206	788	-	-	1,206	788

Gross (loss) profit	(134)	(492)	60	64	(74)	(428)

Operating expenses
Research and development	1,079	1,422		1	1,079	1,423
Sales and marketing	201	499			201	499
General and administrative	1,908	1,837			1,908	1,837
Depreciation and amortization	425	233	19	19	444	252
Gain on disposal of assets	49				49
Total operating expenses	3,662	3,991	19	20	3,681	4,011
(Loss) income from operations	(3,796)	(4,483)	41	44	(3,755)	(4,439)

Other income (expense)
Interest (expense)income, net	25	37			25	37
Change in market value of warrants	(20)	(267)			(20)	(267)
Other income	7	(2)			7	(2)
Total other income, net	12	(232)	-	-	12	(232)
(Loss) income from continuing operations	(3,784)	(4,715)	41	44	(3,743)	(4,671)

Net (loss) income	$(3,784)	$(4,715)	$41	$44	$(3,743)	$(4,671)

Revenues

Power and Energy Group revenue for the quarter ended September 30, 2013 was $1.1 million. This amount included product revenue from selling 537 battery modules sold to three customers and 255 battery cells sold to four customers. Revenues increased by $0.8 million, from approximately $0.3 million in 2012 to approximately $1.1 million during the quarter ending September 30, 2013.

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales for the quarter ending September 30, 2013 was $1.2 million. Cost of goods sold (COGS) exceeded product sales by $0.1 million, compared to $0.5 million for the same period in 2012. The gross margin includes decreases to our warranty and inventory reserves of approximately $140,000.

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

Operating Expenses

Operating expenses overall were down $0.3 million during the quarter ending September 30, 2013, from $4.0 million to $3.7 million. This reduction is the result of constrained spending in almost all areas of the Company during the quarter ending September 30, 2013. Average employee headcount in the U.S. decreased by 40%, from 78 employees during 2012 to 47 employees for the corresponding 2013 period. Employee headcount in China had an increase of 103 employees for the quarter ending September 30, 2013. Research and development expenses decreased $0.3 million or 24% from $1.4 million during the quarter ending September 30, 2012 to $1.1 million during the same period in 2013. Sales and marketing expenses decreased by $0.3 million, or 60%, from $0.5 million during 2012 to $0.2 million during 2013. General and administrative expenses increased by $0.1 million, or 4%, from $1.8 million during 2012 to $1.9 million during 2013, primarily due to the ramp up of our China operations. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

Overall net loss for the quarter ending September 30, 2013 decreased $0.9 million from $4.6 million ($.40 per share) in 2012 to $3.7 million ($.32 per share) in 2013, primarily due to a decrease in overall operating expenses and an improved gross margin.

	Power and Energy Group		All Other		Consolidated
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012
Revenues
Product sales	$5,958	$886	$-	$-	$5,958	$886
License fees			180	185	180	180
Total revenues	5,958	886	180	185	6,138	1,071

Cost of goods sold
Product	6,586	2,282			6,586	2,282
Total cost of goods sold	6,586	2,282	-	-	6,586	2,282

Gross (loss) profit	(628)	(1,396)	180	185	(448)	(1,211)

Operating expenses
Research and development	3,124	5,043		3	3,124	5,046
Sales and marketing	883	2,344			883	2,344
General and administrative	4,843	5,010			4,843	5,010
Depreciation and amortization	1,006	714	57	57	1,063	771
Gain on diposal of assets	31				31
Total operating expenses	9,887	13,111	57	60	9,944	13,171
(Loss) income from operations	(10,515)	(14,507)	123	125	(10,392)	(14,382)

Other income (expense)
Interest income	237	67			237	67
Change in market value of warrants	(30)	(88)			(30)	(88)
Other income	36	(2)			36	(2)
Total other income, net	243	(23)	-	-	243	(23)
(Loss) income from continuing operations	(10,272)	(14,530)	123	125	(10,149)	(14,405)

Net (loss) income	$(10,272)	$(14,530)	$123	$125	$(10,149)	$(14,405)

Revenues

Power and Energy Group revenue for the nine months ending September 30, 2013 was $6.0 million. This amount included product revenue from commissioning two ALTI ESS systems, leasing an ALTI ESS AdvantageTM system to Energy Storage Holdings, LLC, 975 battery modules sold to ten customers and 313 battery cells sold to 6 customers. Revenues increased by $5.1 million, from approximately $0.9 million in 2012 to approximately $6.0 million during the nine months ending September 30, 2013, primarily as a result of revenue recognized for the sale of one ALTI ESS AdvantageTM system sold to Vestas Wind Systems A/S, one sold to HELCO and HNEI.

Cost of Goods Sold

Power and Energy Group cost of goods sold for product sales for the nine months ending September 30, 2013 was $6.6 million. Cost of goods sold (COGS) exceeded product sales by $0.6 million, compared to $1.4 million for the same period in 2012, primarily due to inventory cost adjustments and an increase in our warranty and inventory reserves.

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

Operating Expenses

Operating expenses overall were down $3.3 million during the nine months ending September 30, 2013, from $13.2 million to $9.9 million. This reduction is the result of constrained spending in almost all areas of the Company during the nine months ending September 30, 2013. Average employee headcount in the U.S. decreased by 31%, from 81 employees during 2012 to 56 employees for the corresponding 2013 period. Employee headcount in China increased during the nine months ending September 30, 2013 from 14 to 181 employees. Research and development expenses decreased $1.9 million or 38% from $5.0 million during the nine months ending September 30, 2012 to $3.1 million during the same period in 2013. Sales and marketing expenses decreased by $1.4 million, or 61%, from $2.3 million during the nine months ending September 30, 2012 to $0.9 million during the same corresponding nine months in 2013. General and administrative expenses decreased by $0.2 million, or 4%, from $5.0 million during the nine months ending September 30, 2012 to $4.8 million during the same corresponding nine months of 2013. We continue to focus on reducing our cost structure in areas that will not adversely affect growing our product revenues.

Net Loss

Overall net loss for the nine months ending September 30, 2013 decreased $4.3 million from $14.4 million ($1.24 per share) in 2012 to $10.1 million ($.88 per share) in 2013, primarily due to a decrease in overall operating expenses and improved gross margins.

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $10.1 million for the nine months ended September 30, 2013. We may never be profitable in the future. Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient equity capital to finance our operations due to our operating results, market conditions and similar factors.

As of September 30, 2013, we had approximately $3.3 million in cash and cash equivalents and $15.5 million in restricted cash. Of the restricted cash, approximately $6.7 million serves as collateral for short-term loans and the balance represents cash incentives received from Wu’an as part of our economic development deal. This capital is earmarked for the development of our operations in Wu’an, China.  We expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

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

Our majority shareholder, and a majority of our directors, reside in China and several of our directors exclusively speak Chinese. As we ramp up our China-based operations, we may experience conflicts or misunderstandings within our management structure that are primarily or partially rooted in language and cultural differences, particularly differences in management and communication styles. Language and cultural differences may also affect strategy formation and create inefficient and limited communication among technical and management employees located in different countries. The occurrence of any of these events may harm our growth potential, increase costs and decrease operational efficiency.

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

●	The patents we have been granted have a limited life span, and many will expired in the coming years and offer no legal protection to the technologies and processes described therein;
●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
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

Other paties may bring intellectual property infringement claims against us, which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery system. Certain materials we use in our batteries, as well as our battery systems, could, if used improperly, cause injuries to others. Improperly charging or discharging our batteries could cause fires, as could a puncture, collision or other event. Any accident involving our batteries or other products could decrease or even eliminate demand for our products. Because some of our batteries are designed to be used in electric and hybrid electric buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries. We could even be harmed by problems or accidents involving competing battery systems, such as those used in Tesla automobiles that have recently been subject to fires, if the market viewed our batteries as being vulnerable to similar problems. Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue as a going concern.

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

Certain of our experts and directors reside in United Arab Emirates, or the UAR, or China and may be able to avoid civil liability.

A majority of our directors reside outside the United States in the UAR or China. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether UAR or Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Capital Market and certain other securities laws. We are also subject to state and federal environmental, health, safety and similar laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Item 4.     Controls and Procedures

(a)     Based on their evaluation as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange.

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

Altair Nanotechnologies Inc.

November 19, 2013	By: /s/ Richard W. Lee
Date	Richard W. Lee,
Chief Executive Officer

November 19, 2013	By: /s/ Paula Conroy
Date	Paula Conroy,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith**

10.1	Employment Agreement dated October 23, 2013 with Richard Lee	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 29, 2013

10.2	Client Lease (Renewal) dated July 1, 2013 between Altairnano, Inc. and Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013

10.3	First Modification of Note and First Modification of Deed of Trust dated August 1, 2013.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 1, 2013

10.4	Mortgage Contract dated August 27, 2013 with the Bank of Handan Co., Ltd. Wu’an Sub-branch	Filed herewith

10.5	Working Capital Loan Contract dated August 27, 2013 with the Bank of Handan Co., Ltd. Wu’an Sub-branch	Filed herewith

10.6	Working Capital Loan Contract dated September 27, 2013 with the Industrial and Commercial Bank of China Limited	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Offcer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** SEC File No. 1-12497.