Form 10-K
period 2015-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2016-11-16
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTAIR NANOTECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	1-12497	33-1084375
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)
204 Edison Way Reno, Nevada 89502-2306	Registrant’s telephone number, including area code: 775-856-2500	92882
(Address of Principal Executive Offices)		(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes []  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	(Do not check if smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the quarter ended June 30, 2013, 2014 and 2015, was approximately $12.0 million, $18.6 million and $4.9 million.

As of November 15, 2016, there were 11,606,735 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

ALTAIR NANOTECHNOLOGIES INC.

FORM 10-K

For The Year Ended December 31, 2015

Explanatory Note

Altair Nanotechnologies Inc. is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2015, 2014 and 2013 and the quarterly periods ended March 31, 2015 and 2014, June 30, 2015 and 2014, and September 30, 2015 and 2014 (the “Comprehensive Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Comprehensive Report also includes audited annual financial statements for the year ended December 31, 2012 and unaudited quarterly financial statements for the periods ended March 31, 2013 and 2012, June 30, 2013 and 2012 as well as September 30, 2012, which has been previously filed.

This Comprehensive Report does not include financial statements as of, and for the period ending, September 30, 2013; due to the notice of non-reliance filed for the third quarter of 2013. Although we have regularly made filings through current reports on Form 8-K when deemed appropriate, this Comprehensive Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2013.

Note About Forward-Looking Statements

This Comprehensive Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Comprehensive Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding or assuming our ability to continue as a going concern; any statements regarding development of customers in China or elsewhere; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to change of control transactions and how any transaction may affect our business or financial situation; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Comprehensive Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this Comprehensive Report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Unless the context requires otherwise, all references to “Altair,” “we,” “Altair Nanotechnologies Inc,” or the “Company” in this Report refer to Altair Nanotechnologies Inc. and all of its consolidated subsidiaries. Altair currently has one wholly owned subsidiary, Altair U.S. Holdings, Inc. Altair U.S. Holdings, Inc. directly or indirectly wholly owns Altairnano, Inc. Altairnano, Inc. directly wholly owns Altair Nanotechnologies (China) Co., Ltd., a Wholly Foreign Owned Enterprise (“WOFE”) in China (“Altair China”) and Altair China directly wholly owns Northern Altair Nanotechnologies Co., Ltd., a domestic company in China (“Northern Altair”).

We have registered the following trademarks: Altair Nanotechnologies Inc® and Altairnano®. Any other trademarks and service marks used in this Report are the property of their respective holders.

ITEM 1: BUSINESS

We are a Delaware corporation that develops, manufactures and sells nano lithium titanate materials, batteries and energy storage systems (referred to as “ESS” or by our brand name “ALTI-ESS”). Our nano lithium titanate battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. We target applications that effectively utilize the key attributes of our technology, and these applications can be found primarily in the electric grid, transportation (commercial vehicles), and industrial market segments.

             Since 2012, we have focused on launching our operations in China. Starting in late 2016, we sell our products primarily from China, and all products originate from China. We formed Altair China in China, which in turn formed a wholly owned subsidiary, Northern Altair, to serve as our China-based operating entity. We rely on our key advantage in the market, our proprietary nano lithium titanate (“nLTO”). By increasing manufacturing output and selling nLTO material and battery modules made with our nLTO, we expect the Company’s revenue to increase. In July 2013 we entered into a supply purchase agreement for two thousand tons of generation 2 nLTO with Hebei Yinlong New Energy Co., Ltd. (“Hebei Yinlong”), an affiliate of the majority shareholder of the Company, and have delivered nLTO according to this agreement for the past few years.

In 2013, we transferred the production of our nLTO material to the New Energy Industrial Park in Wu’an city, Hebei province, China. We built, installed and further improved the manufacturing of our nLTO. In 2013, a 150 metric ton per year manufacturing line was completed and put into production as our phase one nLTO production line. In the same year, to meet the high demand of Lithium batteries in the China market, we completed the business process of sourcing the equipment to be procured for the phase two nLTO production line, under the joint efforts of the Altair U.S. and Altair China teams. This nLTO line was put into production in fourth quarter of 2015 and has reached an annual production capacity of 2,250 metric tons during 2016, with an expected annual capacity of 3,000 metric tons. We built a phase three nLTO production line and it was completed and installed in the fourth quarter of 2016 with an annual production capacity of 3,500 metric tons.

On January 6, 2013, Northern Altair entered into an agreement (the “2013 Wu’an Agreement”) with Wu’an Municipal People’s Government (“Wu’an”) with respect to the purchase and sale of 165 Electric Buses (“EV Buses”). In 2015, we delivered 28 EV Buses to the Wu’an government.

In January 2014, our Board of Directors approved plans to consolidate all US manufacturing operations and transition manufacturing to Wu’an, China. In the U.S., we are maintaining some of our core R&D personnel, who provide technical transfer and services to our China entities in the areas of core R&D, engineering operational capabilities and technologies that influence our manufacturing in Wu’an, China. Effective in early 2016, the majority of our principal assets and operations are now located in China.

On May 13, 2014, Northern Altair and Handan City Public Transportation, a state owned enterprise, entered into an EV Bus sale agreement for 200 EV Buses equipped with high efficiency lithium batteries which have been manufactured with Altair’s nLTO materials.

In 2014 and 2015, we delivered the contracted 200 EV Buses to Handan City Public Transportation. In 2014 and 2015, we have reported EV Buses income and costs in other income and expense for EV Buses sold to the China local governments.

In 2014, in order to further cut the cost of our products, improve product chain management efficiencies, and effectively serve the large market in China, we built two battery module production lines with a total capacity of approximately 6,000 modules per year. In the first quarter of 2016, we transferred the U.S. module production line to China. We are expecting the three battery module production lines to reach a total capacity of 9,000 modules per year during the fourth quarter of 2016.

We have completed the technology and production validation of our Gen 4 modules with China produced nLTO and China made module parts. The Gen 2 modules will still be available in 2016. Both Gen 2 and Gen 4 products have passed the United Nations (“UN”), International Standards Organization (“ISO”), SAE International (“SAE”) and International Electrochemical Commission (“IEC”) testing and reports are being generated by TÜV SÜD (“TUV”). TUV, a German based company, has a test facility in China and results are generally accepted by the UN and U.S. In December 2015, our battery module production line in the U.S. was discontinued. We were able to maintain a very stable period of time overlapping production while transferring the battery module production from the U.S. to China, without any impact on customer order delivery. Our battery modules have been generally used in EV Buses, trolley buses and hoisting equipment in the Europe and the U.S markets. Our OEM cell producer’s capacity can reach 70,000 Altair format cells per year. Sometime in the near future, we expect to validate another OEM cell producer to reduce dependency on one supplier, which will provide competition between suppliers and reduce costs for Altair.

We plan on building and validating ALTI-ESS (Energy Storage System) production capabilities in China and exporting them to Europe, the U.S. and to other countries of the world.

We now have a battery management system (“BMS”) distribution center in Europe to provide improved efficiency and timely delivery of our supply of the BMS units to our European customers. Our BMS supplier has a production base in China, which we believe will meet the demand of the China market.

By building manufacturing and assembly facilities in Wu’an, China for our nLTO material, battery cells and modules, and soon our energy storage systems, we have centered the whole supply chain in China. In adopting this strategy, we expect to significantly reduce costs, shorten lead times, reduce cash flow pressures, improve the quality and production management efficiency and increase our profit.

Primary Market Areas

China Market

In September 2014, management reviewed its operations and strategies and concluded the focus was to continue to maintain and promote the Power and Electric Group. The Company may explore the EV Bus industry.

We sell our nLTO to our affiliated company Hebei Yinlong, which uses our nLTO in their EV Buses, which we have purchased, and then sold, in 2014 and 2015 to the Wu’an City and Handan City.

Meanwhile, in the electric grid market, Northern Altair won a bid for a nLTO battery module rack system designed specifically for a China State grid 2MW Solar-wind ESS demonstration project. Total value is approximately $2.4 million and this project represents our first bid won in the China grid market. The project is expected to be completed in 2016.China has announced their “Energy Saving and New Energy Auto Industry Development Plan (2012-2020)" issued in 2012 which provides: by 2020, China aims to achieve manufacturing capacity of pure electric car and plug-in hybrid car for 2 million sets, and the accumulative output and sale of these cars exceeds 5 million sets. The development of fuel cell car and automotive hydrogen energy industry will be in sync with the international society. China announced their “Energy Development Strategic Action Plan (2014-2020)” in 2014. By 2020, China aims to control its primary energy consumption under 4.8 billion tons standard coal to limit greenhouse gas emissions, increase the share of non-fossil fuels to at least 15% of primary energy consumption, natural gas to more than 10%, and restrict coal to beneath 62%. China is investing huge amounts of money to support new energy projects, aims to achieve installed wind power capacity of 0.2 billion KW, installed photovoltaic capacity of about 0.1 billion KW, and geothermal energy usage for 50 million tons standard coal by 2020. We plan to develop further our China market.

European Market

●

EV Bus: Hybricon in Sweden, a Swedish public company, produces a high standard EV Bus incorporated with our nLTO battery modules. In their EV Buses, our modules operate in -30+°C winter environment in Sweden. In addition, there are some traditional EV Bus conversion companies also using our batteries.

●

Trolley bus: We sell nLTO battery modules in three Middle Europe countries: Czech Republic, Slovakia and Poland. We provide nLTO battery modules to Skoda, Ekowa Electric and Solaris Bus & Coach S.A. Since 2014, our nLTO battery modules have been successfully operating in transportation vehicles, all produced by middle European producers: 6 Trolley buses in Castellón; 2 Trolley buses in Cagliari; 12 Trams in Konya; 1 Tram in Beijing; 1 tram and 1 pure EV Bus in Pearson; and 2 trolley buses in Zlin.

●

Port container handling machine: Cargotec in Finland, is a subsidiary company of Kalmar the world leader of port handling solutions. Our batteries have been successfully used in their hybrid systems and machines, which are used in the development of their pure electric power systems. Cargotec signed long term purchase agreement with Altair in 2013, for a period of 3 years and thereafter for 1 year at a time under the terms and termination provisions of the agreement.

The EU announced a “2020 Energy Strategy” in 2010. By 2020, the EU aims to reduce its greenhouse gas emissions by at least 20%, increase the share of renewable energy to at least 20% of consumption, and achieve energy savings of 20% or more. All EU countries must also achieve a 10% share of renewable energy in their transport sector. The EU is investing huge amounts of money to support new energy projects in EU countries. Many new energy companies or research institutes will get funding from the strategy. The amount of capital available to companies in the industry has increased and is helping to lead the new energy industrialization. The European market has 98% of Altair’s nLTO battery module market share. We plan to develop further our ESS market in Europe.

Marketing

We do not advertise our products or have an in-house sales force. We market our product primarily through the reputation of our products, providing samples and relationships we have generated over time. As capital becomes available, we may commence a more active marketing campaign.

Global Trends Driving Growth in Our Markets

Driver	Impact	Solution

Energy Security	Smart Grid	Batteries manage frequency regulation, reducing inefficient thermal generation

Emissions Reduction / Global Warming	Growth of Renewable Energy	Batteries manage ramping and smoothing

Variable Costs of Fossil Fuels	Electric and Hybrid Vehicles	High power batteries enable cost effective PHEV and EV with fast charging

Sustainability	Reducing dependency on lead-acid technology	Environmentally-friendly relative to lead acid

Certain Achievements Since 2012

Since 2012, we have reached the following milestones:

■

We completed phase one of our facilities which were constructed in Wu’an, China in 2013. They include our nLTO material plant, energy storage systems and modules manufacturing plant and an office building. We built and completed a phase two nLTO production line construction in the fourth quarter of 2015 and phase three was completed in the fourth quarter of 2016. The expected annual production capacity from the three phases is 6,650 metric tons.

■

We currently have two battery module production lines in Wu’an, China with a third one expected to be completed by the end of the fourth quarter of 2016. The expected annual production capacity from the three production lines is 9,000 modules.

■

From 2013 until late 2015, we delivered six grid-scale ALTI-ESS (energy storage systems) for six customers, who included the Hawaii Natural Energy Institute (“HNEI”) and Hawaiian Electric Light Company (“HELCO”), Vestas in Denmark, TSK Solar in Spain and Nextera, a U.S. utility company in the U.S.A based on the East Coast, HNEI/Hawaii Electric Company (“HECO”) and HNEI/Molokai Electric Company (“MECO”). All six of these systems are to be used for integration of renewable energy in addition to providing frequency regulation services.

■	In 2013, we signed a long term supply agreement with Cargotec, a Finnish subsidiary company of Kalmar, the world leading port handling solution provider.

■

In 2014, we successfully completed the design of our Gen 4 nLTO cells. From May 2015 to July 2016 our Gen 4 battery cell and module validation occurred. The Gen 4 technology offers significant improvements over the Gen 2 technology; module capacity increase of 15%, module impedance decrease of 20% which decreases heat generation during charge/discharge and improves safety, specific energy (Wh/kg) increase of 10%, cycle life extended by 56%, and operating temperature range increased by 10°C.

■

On January 6, 2013, the Company, through its wholly-owned subsidiary, Northern Altair, entered into the 2013 Wu’an Agreement with Wu’an, the total contract amount was $25.1 million for 165 EV Buses equipped with high efficiency lithium battery. No EV Buses were delivered during the year ended December 31, 2013.

■

On May 13, 2014, the Company, through its wholly-owned subsidiary, Northern Altair, entered into the 2014 Handan Agreement, the total contract amount was $44.5 million for 200 EV Buses equipped with high efficiency lithium battery.

■	During the year ended December 31, 2014, the Company delivered 153 EV Buses to Handan and recognized revenue of $28.4 million net of the fair value of the financial guarantee provided for Handan.

■

During the year ended December 31, 2015, the Company delivered 28 EV Buses to Wu’an and 47 EV Buses to Handan and recognized revenue of $11.3 million net of the fair value of the financial guarantee provided for Handan.

Strategic plan

In 2014 and 2015, we stabilized and enlarged our nLTO, OEM cell and module production to expand our market share in 2016. We also are working towards improving and developing our opportunities in the ESS market. We are seeking to expand our footprint in the European EV Bus, equipment handling machines and ESS markets.

From late 2016 and into 2017, Altair U.S. will continue to emphasize technical support for research and development and Northern Altair, China will become the main production base for nLTO, battery modules and ESS systems. We, alone or with affiliated entities, intend to create a complete circular industrial supply chain for nLTO products.

From phase one, the capacity for nLTO production is 150 metric tons per year. For the second phase, we increased our 150 metric tons per year, up to approximately 3,000 metric tons per year in one of the facilities we have built. For the third phase, we built and completed in the fourth quarter of 2016 an additional facility fully equipped to produce an annual capacity of 3,500 metric tons. The expected annual production capacity from these three phases is 6,650 metric tons. Currently, we are building a phase four facility to produce an additional 3,500 metric tons per year.

Meanwhile, we have expanded our battery module production to three lines for a capacity of up to 9,000 modules per year and we are expecting to develop ESS system assembly lines with greater capacities than previously provided in the U.S.A. It is a strategic product supply change with all of the production facilities in Wu’an, China. The potential advantages of this transformation are:

●	Reduction of production costs
●	Better quality control
●	Decreased shipping costs due to all production facilities being located in one central location
●	Centralized management control and internal communications
●	Centralized sales management

In late 2016 and into 2017, we will focus on developing the energy storage market for China, as well as focusing on the European and American market.

Primary Products and Target Energy Markets

Primary Products

We have developed, and continue to develop, through our primary materials science research, a lithium-ion battery chemistry using nanotechnologies to create materials offering unique electrochemistry properties for rechargeable batteries. We refer to this material as nano lithium titanate, or nLTO, and it is applied to the battery anode. Our nLTO battery cells offer 5 to 11 times greater cycle life than conventional lithium-ion technologies, an ability to rapidly discharge and charge, an ability to operate in extremely cold and hot temperatures, and a greater margin of safety than conventional lithium-ion technologies. Our Gen 4 products have improved on these aspects. Our nLTO batteries are designed to focus on high power applications, and are ideally suited for fast response applications in the electric grid segment for grid stability, hybrid and all-electric vehicles, and industrial applications.

We manufacture a range of cells, modules, packs and turn-key energy storage systems for our target customers. We produce modules in 24V, 36V, and 48V sizes industrial and transportation systems, including with a configurable industrial PowerRack system.

Target Energy Related Markets

Transportation (Commercial Vehicles)

Large cities, counties and transit authorities are increasingly turning to electric and hybrid EV Buses to reduce pollution and reliance on diesel fuel for their transportation systems, especially in markets like China where there are significant levels of pollution. Commercial vehicle manufacturers, including medium-duty and heavy-duty trucks, are likewise evaluating hybrid systems to improve fuel economy and in some instances run battery-only systems at low speeds. At this stage of the market development, electric and hybrid electric vehicles generally cost more than their conventional counterparts, although the upfront cost may be offset by lower operating costs and a potentially longer operating life. Proterra, a U.S based EV Bus manufacturer had one of its all-EV Buses using our batteries tested at the Altoona Test Track by Penn State University and demonstrated a 17.5 to 29.5 miles per gallon (mpg) fuel equivalent vs. a normal diesel bus that achieved under 4 mpg. This difference translates into a fuel savings of about $350,000 over the life of the bus assuming a fuel cost of $3.50 per gallon. This is in addition to the savings in maintenance costs over the life of the bus, as a result of fewer mechanical systems and moving parts to maintain. We believe that cities, counties and commercial vehicle operators are willing to accept the higher upfront costs in order to benefit from the expected savings in long-term operating costs and potentially longer operating life, as well as the environmental benefits.

Electric and hybrid-electric commercial vehicles require a significant amount of power, operate throughout the day, have a long expected life and run in extreme temperature ranges. The relative strengths of our nLTO batteries, including the high levels of power, rapid charge and discharge rates, long cycle life and ability to function at temperature extremes, are particularly well suited for electric and hybrid commercial vehicles, giving us what we believe is a compelling competitive advantage in this market.

With the growing concern regarding the release of pollutants associated with burning fossil fuels, the attractiveness of all electric and hybrid EV Buses is rapidly growing. We are attempting to establish our nLTO batteries as the power source of choice in this emerging market. Given the projected growth of EV Buses in the Asia Pacific region, we view China as one of our largest market opportunities within the transportation segment.

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

To reduce the costs of providing frequency regulation, utilities and grid operators are seeking “fast response” energy storage systems, and battery-based systems can offer significant advantages over slower response sources of conventional generation. When supply exceeds demand for a short period, fast response storage systems deliver electric energy back to the grid for a short period to give operators time to reroute energy from another power generator or power-up a new power source. Our large-scale nLTO battery systems can react in milliseconds and meet this need.

The need for a fast response energy storage technology, like our large-scale nLTO battery, is increased by the accelerated use of renewable energy sources. Photo Voltaic (PV) solar and wind power generation by nature are intermittent and unpredictable sources of energy that can fluctuate widely in a very short period of time. For example, it is not uncommon for a PV array to fluctuate +/- 50% in less than 90 seconds. With a small rooftop array, it isn’t an issue, because the size of the generator is too small to matter. However, with a 50+ megawatt array, problems arise as the electric grid isn’t currently built to handle this kind of a fluctuation. According to the Federal Energy Regulatory Commission, as of December 2013, twenty nine states and the District of Columbia require the integration of renewable energy sources into the power grid through legislated renewable portfolio standards as shown in the following table.

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

In our view, the key to addressing this market is to continually improve the performance of our energy storage systems, while reducing their cost (or the perception of their higher cost) to the end user. One key advantage that our nLTO batteries have is their projected higher cycle life, which can be four to six times higher than that of certain competing lithium battery technologies, such as lithium iron phosphate. Accordingly, we seek to market our products not on an initial cost of acquisition basis or even on a watt-hours per kilogram basis, but rather on the total cost of ownership over time. In addition, we seek to market the fast response capabilities of our battery, the value of which cannot be captured on a simple watt-hours per kilogram basis. The importance of fast response resources is beginning to gain considerable traction, as evidenced by the Federal Energy Regulatory Commission’s (FERC) Order 755, whose “pay for performance” rules not only value the capacity of frequency regulation services, but also its speed and accuracy. We believe that these pay for performance rules will help mitigate the impact that low natural gas prices have had on the U.S. energy storage market for the electric grid.

Industrial

The industrial market segment encompasses a broad range of applications, ranging from the use of battery systems on cargo cranes to the use of battery systems with heavy industrial equipment. We believe that our high power batteries can play an important role within this market segment. For example, our battery modules have been successfully integrated into the power system of Cargotec’s port handling machine. The company is a subsidiary of Kalmar who is the world leader of port handling solution provider.

Key Features of Our nLTO Batteries

One of the principal advantages of our nLTO battery is its rapid charge and discharge rate. The charge rate is the rate at which a battery’s energy is replenished, and the discharge rate is the rate at which the energy stored in a battery is transferred (or, in the case of self-discharge, leaked) out. Through the optimization of materials used in our nLTO battery cells, our current cells are capable of recharge times of 10 minutes to 95% or more of initial battery capacity. This rapid charge capability is important in our target markets.

Our nLTO batteries have both a longer cycle life and calendar life than commercially available rechargeable battery technologies such as conventional lithium ion, nickel-metal hydride (NiMH) batteries and nickel cadmium (NiCd) batteries. The ability of any rechargeable battery to store energy will diminish as a result of repeated charge/discharge cycles. A battery’s “cycle life” is the number of times it can be charged and discharged without a significant reduction in its energy storage capacity. Our nLTO is termed a zero strain material, meaning that the material essentially does not change shape upon the entry and exit of a lithium ion in the material. Graphite, the most common material in conventional lithium ion batteries, will expand and contract as much as 8% with each charge/discharge cycle. This constant change in volume rapidly breaks down the battery resulting in significantly shorter calendar and cycle life than with our nLTO anodes. Our current generation of cells can achieve 16,000 cycles, which represents a significant improvement over conventional lithium batteries, which typically retain that level of charge capacity only through 2,500 to 4,000 deep charge/discharge cycles. Depending on the actual duty cycles and temperature, those figures can drop even lower.

Our nLTO also represents a breakthrough in low and high-temperature performance. Nearly 90% of room temperature charge retention is realized at -30°C from our nLTO battery cells. In contrast, common lithium ion technology possesses virtually no charging capabilities at this low temperature, and the other rechargeable battery types such as lead acid, NiMH and NiCd take 10 to 20 times longer to charge at this low temperature.

We also believe that relative safety is one of the strengths of our nLTO batteries. Any battery cell or large battery unit with lithium ion cell technology must take into account safety considerations, the most important of which is thermal runaway.  Thermal runaway is the temperature at which the battery chemistry will break down causing the battery to overheat and potentially explode or catch fire. This temperature is often referred to as the critical temperature.  Critical temperature for lithium ion battery cells using conventional graphite anodes is around 130° C, a direct result of chemical reaction between the graphite and the electrolyte.  With our current nLTO anode in place of graphite and an appropriate cathode material, that critical temperature will be close to 200° C, an increase in safety margin of approximately 70° C.  Materials we are using in our lab operate at 250oC before the critical temperature is reached. The batteries we and our partners are developing for high power applications often consist of dozens or even thousands of battery cells working together as part of a single modular battery unit. When a large number of cells are aggregated into a single battery unit, the likelihood of, and risks associated with, thermal runaway increases.  In this context, we believe that the additional temperature margin our individual battery cells experience before reaching the critical temperature makes our battery cells better suited than competing lithium ion batteries for the high-power applications we are targeting.

The current generation of batteries made with our nLTO exhibit lower energy density at room temperatures than conventional lithium ion systems, although we are developing newer generations of nLTO batteries, which will increase our energy density. Energy density is normally described as watt-hours per kilogram or watt-hours per liter and refers to the available energy per unit weight or per unit volume. A battery with high energy density will deliver more energy per unit weight or volume than a battery with lower energy density. Our batteries made with our nLTO have energy densities, watt-hours per kilogram, that are better than lead acid, NiCd and NiMH batteries and approximately 50-70% of conventional lithium ion batteries when operated at room temperature. However, this energy density disadvantage is significantly less compared to conventional lithium ion batteries as the operating temperature moves away from room temperature, particularly to colder environments, and less significant in environments such as large vehicles and utilities in which battery volume is not a significant issue. When the end use of the battery requires constant performance across a wide range of temperatures, such as the need for a hybrid bus to function comparably in both winter and summer, our nLTO cells may be the preferred solution. Also, conventional lithium ion batteries prefer to cycle between approximately 30% and 80% state of charge to achieve optimum cycle life. As a result, they only use about 50% of their nominal available energy. Our nLTO batteries, on the other hand, are not so limited and as a result can use approximately 90% of their nominal available energy. Given this, we believe that comparisons of battery technologies on a watt-hours per kilogram basis can be misleading, as nLTO batteries offer a greater range of actual usable energy, along with four-to-six times the cycle life across a wider range of operating conditions.

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

The basic building block for our battery cell’s anode is nLTO powder. We use compounds of lithium and of titanium to manufacture our nLTO. We currently source our lithium compound from the largest producers in China and do not foresee any problems in scaling up our purchases as our volume of business increases. Meanwhile we are developing and qualifying more suppliers in U.S., Australia and China. From end of 2015, Lithium material price has been rising rapidly, and our company has to be ready for solutions. We currently source our titanium compound from a supplier who is a global leader in the field and a Chinese domestic supplier, and we are in the process of identifying and qualifying additional sources for this key material. The supply of our cathode material of our cells supply is from a single supplier; therefore, we are planning to test materials from another Japanese supplier. At this point we are not anticipating any problems or disruptions to our supply of these raw material compounds.

As of the date hereof, we have only one source for the contract manufacturing of our nLTO battery cells, which are the building blocks of our battery modules and energy storage systems. This supplier has passed our rigorous technical requirements to be as our qualified supplier. Currently we are planning to qualify more OEM suppliers to reduce our dependency on one single supplier and meanwhile create competition between suppliers and eventually reduce cost.

Many of the other components and materials used in the manufacture of our nLTO battery products are readily available from multiple suppliers.

Competition

Electric Grid: A number of advanced energy storage and power electronic component producers have entered into the frequency regulation market. They include A123 Systems (which was acquired by Wanxiang), BYD, GS Yuasa, LG Chem, Mitsubishi, Saft, Microvast, Toshiba, Enerdel and XtremePower. As we or others continue to demonstrate traction in this market we expect to see increasing levels of competition from other suppliers and systems integrators, especially as the market rules in the U.S. and other markets move towards the acceptance of battery-based energy storage for frequency regulation. Favorable signs emerged in 2012, such as California Independent System Operator’s (CAISO) decision to adopt market changes which would reward frequency regulation resources for fast performance. CAISO now joins PJM Interconnection as the first to propose new rules which seek to comply with FERC’s Order 755, which requires pay for performance, especially for fast response resources that provide frequency regulation services. We believe that these changes are favorable for battery-based energy storage systems in general and for our nLTO battery technologies specifically, due to our unique fast response capabilities.

Our products typically compete with existing methods for providing frequency regulation and renewable integration rather than competing battery manufacturers. Today, most utilities and regional transmission organizations use existing coal, gas and diesel generating sources to provide frequency regulation. While these sources are inefficient and can be highly polluting (coal and diesel), they are known quantities and accepted by the various regulators and utilities. In many instances, particularly in the U.S., we are attempting to displace this accepted way of doing things. Consequently, the typical sales cycle for selling an energy storage system for frequency regulation can be quite lengthy.

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

In the Transportation (Commercial Vehicles), automotive passenger car markets, there are a large number of battery manufacturers and systems integrators currently serving the market. Many of them are larger companies with substantially stronger financial resources than we have. We believe the passenger car market will be driven by low margins and volume. As a result we believe that only larger, well-capitalized companies will ultimately be successful in this market. We believe that commercial vehicles, including buses, medium- and heavy-duty trucks, on the other hand, present a different set of dynamics. The characteristics of our batteries are an excellent fit to satisfy the requirements of this market, and the needs here are different than in the general passenger car automotive market. We believe that we can be a successful competitor in this segment of the overall transportation market.

With respect to the electric and hybrid electric commercial vehicle markets, we are not aware of any commercially available products that have similar performance attributes as our nLTO batteries, although we suspect that similar batteries exist. Nonetheless, competitors have announced advanced lithium ion batteries and battery products aimed at these markets. Some may have greater energy density than our nLTO batteries.

Currently, NiMH batteries dominate the hybrid electric vehicle market, although major hybrid manufacturers are beginning to switch to lithium ion batteries. NiMH batteries improve upon the energy capacity and power capabilities of older alternatives, such as NiCd (for the same size cell) by 30% to 40%. Since they contain fewer toxins than NiCd batteries, NiMH batteries are more environmentally friendly than NiCd batteries, although they are not as environmentally friendly as our nLTO battery. Like NiCd batteries, NiMH batteries can be charged in about 3 hours. Charging rates must be reduced by a factor of 5 to 10 at temperatures below 0°C (32°F) and above 40°C (104°F). NiMH batteries suffer from poor deep cycle ability (i.e. the ability to be discharged to 10% or less of their capacity), possessing a recharge capability following deep discharge on the order of 200 to 300 cycles. While NiMH batteries are capable of high power discharge, dedicated usage in high power applications limits cycle life even further. NiMH batteries also possess high self-discharge rates, which is unintentional leaking of a battery’s charge. NiMH batteries are intolerant to elevated temperature and, as a result, performance and capacity degrade sharply above room temperature. The most serious issue with NiMH, though, involves safety accompanying recharge. The temperature and internal pressure of a NiMH battery cell rises sharply as the cell nears 100% state of charge, necessitating the inclusion of complex cell monitoring electronics and sophisticated charging algorithms in order to prevent thermal runaway, and ultimately fire. A potential limiting factor for the widespread use of NiMH batteries may be the supply of nickel, potentially rendering the technology economically infeasible for these applications as demand continues to rise.

Producers of electric and hybrid electric vehicles are seeking to replace NiMH batteries with lithium ion batteries for several reasons. The demand for these vehicles is placing pressures on the limited supply of nickel, potentially rendering the technology economically infeasible for these applications as the demand continues to rise. Compared to NiMH batteries, lithium ion batteries are stable, charge more rapidly (in hours), exhibit low self-discharge, and require very little maintenance. Except as explained below, the safety, cycle life, calendar life, environmental impact and power of lithium ion batteries is comparable to those of NiMH and NiCd batteries.

Lithium ion batteries are the batteries of choice in small electronics, such as cell phones and portable computers, where high energy density and light weight are important. These same attributes are desired for electric vehicle, hybrid electric vehicle, fast energy storage and other markets. However, these applications are principally high power demand applications and/or pose other demands on usage, such as extremes of temperature, need for extremely short recharge times, and even longer extended lifetimes. Because of safety concerns related principally to the presence of graphite in conventional lithium ion batteries, conventional graphite-based lithium ion batteries sufficiently large for such power uses may raise safety concerns. In addition, current lithium ion technology is only capable of about 2,500 to 4,000 cycles. Conventional lithium ion batteries also do not function well at extremely hot or cold temperatures. Our batteries - which are safer, have a longer cycle life, rapid charge and discharge rates and function well at extreme temperatures - are designed to address the power market by providing many of the key benefits of lithium ion batteries without the shortcomings relative to the power market. As noted above, our competitors are developing high power, and temperature resilient non-conventional lithium ion batteries. We do not know the exact attributes of the evolving batteries.

Research and Development Expenses

Research and development (“R&D”) expenditures include salaries, wages and other costs of personnel engaged in R&D, costs of services performed by others for R&D on our behalf are expensed as R&D costs when incurred.

Our total R&D expenses were $0.8 million, $1.1 million, $3.9 million and $6.4 million for the years ended December 31, 2015, 2014, 2013 and 2012; respectively, while R&D costs funded by customers were $1,920, $2,040, $1,200 and $23,000 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. Included in the R&D expenses are engineering, development and internal product innovation costs not billed to customers. From 2014 to 2015, we concentrated on stabilizing and expanding production in Wu’an, China and from 2016 and into 2017 we plan to put a large investment again into R&D in China with the support from our U.S. team.

Dependence on Significant Customers

For the year ended December 31, 2015, Hebei Yinlong (a related entity) and TSK, were our two largest customers accounting for 49% and 12% of our total recognized revenues; for the year ended December 31, 2014, Hebei Yinlong (a related entity), Proterra LLC and Nanopower a.s. were our three largest customers accounting for 30%, 19% and 16% of our total recognized revenues; and for year ending December 31, 2013, we had three major customers (1) Proterra LLC accounted for 32% of our total recognized revenues (2) Hawaiian Electric Light Company accounted for 25% of our total recognized revenues and (3) Vestas accounted for 16% of our total recognized revenues. During the year ended December 31, 2012, we recorded revenues from three major customers who accounted for 16% and 14% and 13% of our total recognized revenues; they were Alsher Titania LLC, Gen-X and Emrol; respectively.

Open contracts include the China State Grid Project and an agreement to sell up to 2,000 tons of nLTO to our affiliate Hebei Yinlong.

U.S. Government Regulation

Most of our current and proposed activities in the U.S. are subject to numerous federal, state, and local laws and regulations concerning machine and chemical safety and environmental protection. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act. We are also subject to laws governing the packaging and shipment of some of our products, including our nLTO batteries. Such laws require that we take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, reclaim processing sites and package potentially flammable materials in appropriate ways and pass stringent government mandated testing standards before shipping our battery products.

China Government Regulation

Our manufacturing activities and most of the business activities are now in China, we are supposed to comply with the stipulations of PRC environmental laws and regulations, including but not limited to those on air emissions, waste water discharge, solid waste disposal and noise control.  The main environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.  We are also subject to laws supervising the packaging and shipment of some of our products, including our nLTO batteries, flammable and dangerous articles. Such laws and regulations define that we take steps to, among other measures, maintain air, water and soil quality standards, as well as ensure the safety of people concerned during the production, packaging, shipment, installation and use of the products. Strict government required testing standards must pass before the shipment of our products.

Compliance with federal, state, or local laws or regulations represents a small part of our present budget. If we fail to comply with any such laws or regulations, however, a government entity may levy a fine on us or require us to take costly measures to ensure compliance. Any such fine or expenditure may adversely affect our development.

Environmental Regulation and Liability

Any proposed processing and manufacturing operations in the United States will be subject to federal, state, and local environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered at any other property used by us; to the extent the substances are deemed by the federal and/or state government to be toxic or hazardous. Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of hazardous substances. We use hazardous substances in our testing and operations and, although we employ reasonable practicable safeguards to prevent any liability under applicable laws relating to hazardous substances, companies engaged in materials production are inherently subject to substantial risk that environmental remediation will be required.

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations and have been pushing ahead with the authentication of ISO 14001 for environmental practices. We have already passed the first step of the ISO 14001 appraisal and the second step of the appraisal is in process. Passing the second step of the appraisal will give us ISO 14001 certification.  We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We also outsource disposal of solid waste we generate to a third party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Financial Information about Segments and Foreign Sales

Information with respect to assets, net sales, loss from operations and depreciation and amortization for the Power and Energy Group and the All Other Division is presented in Note 13, Business Segment Information, of Notes to Consolidated Financial Statements in Part IV.

Information with respect to foreign and domestic sales and related information is also presented in Note 13, Business Segment Information, of Notes to Consolidated Financial Statements in Part IV.

Subsidiaries

Altair U.S. Holdings, Inc. was incorporated by Altair in December 2003 for the purpose of facilitating a corporate restructuring and consolidation of all U.S. subsidiaries under a U.S. holding company. Altair U.S. Holdings owns the capital stock of Mineral Recovery Systems, Inc., which currently has no operations, and Altairnano, Inc.

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

During the period from inception through 1994, we acquired and explored multiple mineral properties. In each case, sub-economic mineralization was encountered and the exploration was abandoned. Beginning in 1996, we entered into leases for mineral property near Camden, Tennessee and owned the rights to the Altair jig. Subsequently, we have terminated our leases on all of the Tennessee mineral properties and during 2009 disposed of the remaining centrifugal jigs and abandoned the applicable patents since we were unable to identify an interested party to purchase them.

In November 1999, we acquired all the rights of BHP Minerals International, Inc., or BHP, in the nanomaterials and titanium dioxide pigment technologies and the nanomaterials and titanium dioxide pigment assets from BHP. We are employing the nanomaterials technology as a platform for the production and sale of metal oxide nanoparticles in our nLTO batteries.

In July 2011, Energy Storage (China) (“EST China”), an indirect subsidiary of Canon Investment Holding Ltd, acquired 6,172,801 shares of common stock, representing 53% of the outstanding shares of common stock of Altair Nanotechnologies Inc.

In December 2012, we completed a 1-for-6 reverse stock split. All share and per share amounts included in this filing have been restated for the effects of this reverse stock split.

Employees

Our business is currently managed by Mr. Guohua Sun, Chief Executive Officer, and Ms. Karen Werner, Interim Chief Financial Officer. For the years ended December 31, 2015, 2014 and 2013; our U.S. operations had 31, 30 and 42 employees; respectively. As of December 31, 2015, 2014 and 2013, our China operations had 598, 254 and 240 employees; respectively. During 2016, we anticipate hiring additional employees in China primarily in operations, engineering, research & development and sales & marketing. This is dependent upon business volume growth and demand for our products.

As of January 2016, the module production was transferred from Anderson, Indiana to our manufacturing location in Wu’an, China. In the U.S., we are maintaining some of our core R&D personnel, who provide technical transfer and services to our China entities in the areas of core R&D, engineering operational capabilities and technologies that influence our manufacturing in Wu’an, China.

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

ITEM 1A. RISK FACTORS

An investment in our shares of common stock and related derivative securities involves significant risks. You should carefully consider the risks described in this Comprehensive Report before making an investment decision. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your investment. Some factors in this section are forward-looking statements.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $15.5 million for the twelve months ended December 31, 2015. We may, or may not, be profitable in the future. Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient equity capital to finance our operations due to our operating results, market conditions and similar factors.

As of December 31, 2015, we had approximately $2.1 million in cash and cash equivalents, $0.2 million in restricted cash and approximately $70.5 million in debt coming due during 2016. Restricted cash and Term Deposit of approximately $25.6 million serves as collateral for short-term loans and trade acceptance bills. We expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

●

market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

●	the price, volatility and trading volume of our shares of common stock;

●	our financial results, particularly the amount of revenue we are generating from product sales;

●	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;

●	our ownership structure and recent or anticipated dilution;

●	the amount of our capital needs;

●	our project investment requirements in China;

●	the amount of our outstanding debt;

●	the extent to which we are subject to material legal or regulatory proceeding or restrictions arising from such proceedings;

●

the influence of EST China and its appointees on the Board of Directors which, among other things, may cause the Company to seek indebtedness as a source of capital, as opposed to the sale of capital stock, in order to permit EST China to maintain control;

●	volume limitations on the use of our shelf registration statement;

●	the market's perception of our company and companies in our line of business; and

●	the economics of projects being pursued.

If we are unable to raise required capital, we may be forced to discontinue operations.

The significant amount of debt we owe creates a material risk of default and insolvency.

As of December 31, 2015, we had approximately $70.5 million in debt that will come due in the next twelve months. This debt is secured by restricted cash, short-term investments, land use rights in China, third party guarantee, related party guarantee, note receivable from a related party, and our building in Reno, Nevada. We do not have sufficient capital to repay such debt. If we are unable to refinance this debt, or otherwise raise sufficient capital to repay this debt, we will default. If we are in default, our creditors have a broad range of remedies, including taking action against the collateral. A default on our indebtedness, particularly that secured by our land use rights in China, would likely lead to our insolvency and a bankruptcy or similar event. In such a context, it is unlikely that there will be any amount available for distribution to its shareholders.

We have entered into contractual provisions that may significantly limit our ability to raise capital.

In conjunction with the closing of the purchase by EST China, an affiliate of Canon Investment Holdings Ltd. of shares representing over 50% of our outstanding shares in 2011, we granted certain rights to EST China, including the right to proportional representation on our Board of Directors, certain registration rights, and an option to purchase a sufficient number of our equity securities at market price to maintain their percentage of ownership should we offer, sell or issue new securities. These rights may dissuade potential investors from purchasing our capital or may require us to accept less than favorable terms in future financings.

The ultimate parent of EST China has announced its intention to sell its business and holdings to Gree Electric Appliances Inc., or Gree, a major Chinese air conditioner manufacturer. We have no basis for knowing how and to the extent Gree will exercise influence over our company and our Board of Directors.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002 and certain other securities laws. We are also subject to Delaware corporate laws and state and federal environmental, health, safety and similar laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Without limiting the generality of the foregoing, as described in Item 3 of the Comprehensive Report, as a result of issues with our internal controls and our related failure to file reports required under the Exchange Act, we were delisted from the Nasdaq Stock Market and have been subject to direct, derivative, regulatory and other investigations and lawsuits. This has harmed the price of our common stock, our ability to raise capital, our ability to sign agreements with customers and suppliers, our ability to retain key employees and hire replacement employees and other aspects of our business.

Laws governing repatriation of investments in a China WFOE may contribute to a need to obtain capital to finance our non-China operations in the near future.

We have established a Wholly Foreign Owned Enterprise, or WFOE, in China through which we directly or indirectly conduct our Chinese operations. When establishing a WFOE, we have been required to designate a minimum registered capital amount and contribute at least such amount to the WFOE. Chinese law severely limits the ability of a WFOE to repatriate money to its non-Chinese parent. In general, any distributions to the non-Chinese parent must derive from profits, as determined in accordance with Chinese accounting standards and regulations. Our WFOE will also be required to set aside at least 10% of its after-tax profit based on Chinese accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as dividends.

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

U.S. news sources report that the Chinese government has placed, or began enforcing, limitations on lending by Chinese banks, which limits may affect our ability to borrow capital for our Chinese capital investment projects, for operations and to refinance existing debt.

Many U.S. news sources recently reported that, due to an increase in bad loans and other reasons, the Chinese government has imposed, or began enforcing, limitations on lending by Chinese banks and other lending entities. Northern Altair has been seeking loans from Chinese banks and other lending entities for its proposed capital investments and operations. This increased regulation and scrutiny may decrease the likelihood that Northern Altair can qualify for debt financing to fund proposed projects and to refinance existing indebtedness. Even if Northern Altair does qualify, terms of financing may be more onerous than anticipated. Any inability to finance our Chinese operations through debt would likely slow our growth in China and may prevent us from completing all aspects of our proposed nLTO and energy storage system manufacturing facility in China. Any failure to refinance existing indebtedness may lead to a default and insolvency.

We may become subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We conduct substantially all our business outside the United States and plan to significantly increase our presence in China. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate or adapt to changes in international economic and political conditions. This may lead to sudden and unexpected revenue reductions or expense increases.

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

We are a small company with operation in multiple countries, particularly the United States and China. As a result of differences in management, accounting, legal, language and cultural norms, we may experience difficulty in establishing and enforcing management, legal and financial controls. We may also experience difficulty collecting financial data and preparing financial statements, books of account and corporate records and instituting standard business practices for our international projects as well as in our China-based operations. In fact, such difficulty is the principal reason that we have failed to file required periodic reports since late 2013. As a result of issues with our internal controls and our related failure to file reports required under the Exchange Act, we were delisted from the Nasdaq Stock Market and have been subject to direct, derivative, regulatory and other investigations and lawsuits. This has harmed the price of our common stock, our ability to raise capital, our ability to sign agreements with customers and suppliers, our ability to retain key employees and hire replacement employees and other aspects of our business.

Such difficulties may continue in the future. Any failure to maintain controls, institute business practices or accurately collect information may have an effect on the efficiency of our business and could lead to a restatement, a regulatory action (including delisting from an exchange or trading market) or a legal action, in addition to our inability to gain the trust of customers and suppliers. In addition, our international efforts may divert management attention and consume a significant amount of capital without anticipated results.

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

In October 2012, we acquired a 50-year land use right in China related to 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China. In May 2013, we acquired a 50-year land use right for an adjoining 40 acre parcel. Our land use rights are subject to certain requirements and limitations. In May, 2014 and in August, 2015 we purchased three more pieces of land. The requirements on the existing five land use rights, totaling 138.3 acres, include an obligation, over the life of the land use rights, to invest approximately $314.85 million in the combined projects. The limitations include a prohibition on the transfer of the land use right prior to our investment of at least 25% of our committed investment. These requirements and limitations may harm the value of the land use right.

We may face delays or related issues if we cannot effectively transfer know-how from our U.S.-based employees to our China-based employees.

We have constructed a facility in China to be the sole site for our nLTO manufacturing and an additional site for our energy storage system and module assembly. The processes of manufacturing nLTO and assembling energy storage systems and modules are complex. We will need to transfer the complex know-how for the manufacturing and assembly from our U.S.-based employees to our existing or new Chinese employees. Language and cultural differences, as well as the inherent difficulty of communicating skills learned through experience, may lead to difficulties in the education and training of Chinese employees. Any failure to adequately educate and train Chinese employees in company-specific know-how may result in additional costs, delays, quality concerns, warranty costs and other issues.

Following the acquisition of a majority interest in the Company by EST China, we face risks associated with having a majority shareholder.

In July 2011, EST China acquired a majority of our outstanding shares of common stock; it may soon be sold to Gree. Having a controlling shareholder presents certain risks to us, including the following:

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

●	We may hire employees who also work for 100% owned subsidiaries of EST China, which may create conflicts of interest and concerns re protection of trade secrets

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

Our nLTO, battery materials and battery business is currently dependent upon several customers and potential customers, which presents various risks.

Our nLTO materials and battery business is dependent upon several current or potential customers. In addition, many of these customers are, or are expected to be, development partners who are subsidizing the research and development of products for which they may be the sole, or one of several, potential purchasers. As a result of the several potential customers and partners, our existing or potential customers and partners may have significant leverage on pricing terms, exclusivity terms and other economic and noneconomic terms. This may harm our attempts to sell products at prices that reflect desired gross margins. In addition, the decision by a single or potential customer to choose not to purchase or abandon the use or development of a product may significantly harm both our financial results and the development track of one or more products.

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

An area in which our dependence upon a limited number of sources creates significant vulnerability is the manufacturing of our nLTO cells. As of the date hereof, we have one contract manufacturing source for our nLTO cells, and we are currently working with a second manufacturer to qualify their cells.  We have had quality issues with some of our past contract manufacturers. Our nLTO battery cells are the building blocks of all of our products (other than our nLTO powder). If we were to experience quality issues with any of our suppliers, we may be unable to meet our deadlines, or quality specifications, with respect to existing or future orders.  This would harm our reputation and our ability to grow our business.

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

We regard our intellectual property, particularly our proprietary rights in our nLTO technology, as critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our nLTO technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

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

●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights;

●	Many of our key patents begin expiring in 2020; we may be unable to protect key proprietary rights after the expiration of key patents; and

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

 We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect, in particular with respect to a company controlled by a potential customer and competitor. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements. Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.

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

Laws regulating the manufacture or transportation of batteries have been and may be enacted which could impose additional costs that could harm our ability to be profitable.

International, federal, state and local laws regulate the storage, use and disposal of the component parts of our batteries in limited ways. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium and lithium-ion batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff, including those related to possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recommendations adopted by the International Air Transport Association (“IATA”), our batteries and battery systems currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. Future U.S, Chinese, international or IATA approval process and regulations could require significant time and resources from out technical staff and, if redesign were necessary, could delay the introduction of new products.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing and sale of batteries and battery systems. Certain materials we use in our batteries, as well as our battery systems, could, if used improperly, cause injuries to others. Improperly charging or discharging our batteries could cause fires, as could a puncture, collision or other event. Any accident involving our batteries or other products could decrease or even eliminate demand for our products. Because some of our batteries are designed to be used in electric and hybrid EV Buses, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries. We could even be harmed by problems or accidents involving competing battery systems if the market viewed our batteries as being vulnerable to similar problems. Any such claims, loss of customers or reputation harm would harm our financial results and ability to continue as a going concern.

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

Interest in our nLTO batteries is affected by energy supply and pricing, political events, popular consciousness and other factors over which we have no control.

Currently, our marketing and development efforts for our batteries and battery materials are focused primarily on stationary power and transportation applications. In the transportation market, batteries containing our nLTO materials are designed to replace or supplement gasoline and diesel engines. In the stationary power applications, our batteries are designed to conserve and regulate the stable supply of electricity, including from renewable source, and to displace coal, gas and diesel generators used in frequency regulation. The interest of our potential customers and business partners in our products and services is affected by a number of factors beyond our control, including:

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

Certain of our experts and directors reside in China and may be able to avoid civil liability.

A majority of our directors reside outside the United States, primarily in China. As a result, investors may be unable to effect service of process upon such persons within the United States and may be unable to enforce court judgments against such persons predicated upon civil liability provisions of the U.S. securities laws. It is uncertain whether Chinese courts would enforce judgments of U.S. courts obtained against us or such directors, officers or experts predicated upon the civil liability provisions of U.S. securities laws or impose liability in original actions against us or our directors, officers or experts predicated upon U.S. securities laws.

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

The market price of our shares of common stock is highly volatile. Our stock price may change dramatically as the result of announcements of product developments, new products or innovations by us or our competitors, uncertainty regarding the viability of our technology or our product initiatives, significant customer contracts, significant litigation, regulatory or legal issues, being delisted from an exchange, our liquidity situation, revenues or losses, or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects.

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

The trading market for our shares of common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial market, which in turn could cause the price or trading volume of our shares of common stock to decline.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

We have never declared or paid cash dividends on our shares of common stock. We currently intend to retain any future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our shares of common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our U.S. Corporate Headquarters is located at 204 Edison Way, Reno, Nevada 89502, in a building we purchased in August 2002 which is approximately 79,392 square feet on 6.773 acres of land. In the building we continue to use laboratory space and equipment for testing nLTO manufactured at our location in Wu’an, China to provide quality control analysis. We utilize about 21,000 square feet of space, including offices, in this building. We currently lease, to a short term tenant, approximately 10,000 square feet of warehouse space in our building at $2,500 per month.

On January 27, 2015, we entered into a Client NNN Lease (the “Lease”) with Flagship Enterprise Center, Inc.  Under the Lease, the Company will continue to lease the 70,000 square feet of space it currently occupies in Anderson, Indiana. The initial term of the Lease begins July 1, 2015 and expires June 30, 2017. Lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under the two (2) year lease is $262,500 plus $1,680 in IT fees, plus utilities and maintenance. The majority of the space was used for the production of prototype batteries and battery systems until December 31, 2015. The rest of the space is used for office space to provide technical engineering and support services, primarily to our China entities.  Effective May 1 2016, we agreed to pay $140,000 as a payment to terminate this lease with an effective date of May 31, 2016. We have been granted use of the office space from the termination date, at no additional charge, until the landlord finds a new tenant. The landlord will give the Company thirty days notice at their discretion. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

In 2012, Northern Altair acquired land use rights in Altair New Energy Industrial Park, Wu’an city, Hebei Province, China. In the New Energy Industrial Park, Northern Altair has purchased the right to use approximately 138.3 acres of land for approximately $28.12 million, consisting of five parcels of useable land use rights for a lifespan of 50 years each. In addition we have agreed to invest a minimum of $314.85 million on fixed asset investments with respect to such land use rights. We have built four factory buildings and an office building totaling a gross area of approximately 613,457 square feet. Included in the 613,457 square feet is approximately 54,820 square feet of employee housing and a new building being constructed with approximately 192,029 square feet of floor area. The factory buildings are being used for production, laboratories, testing and storage.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Securities Litigation, 1:14-cv-07828 (S.D.N.Y.): On September 26, 2014, a shareholder of the Company filed a putative class action against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. An amended complaint was filed on July 21, 2015. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon statements made between May 15, 2013 and September 4, 2014, inclusive, regarding the Company’s financial statements and internal controls.  Plaintiff sought unspecified monetary damages on behalf of the alleged class, as well as interest, and attorney’s fees and costs of litigation. On November 30, 2015, the parties executed a Stipulation of Settlement, without defendants admitting liability.  Pursuant to the Stipulation of Settlement, in exchange for a release from liability, defendants agreed to pay $1.5 million to be distributed among the putative class members in a manner determined by the Court.  In December 2015, the Company accrued $600,000 for the remainder of the insurance policy deductible and paid the liability in April 2016. The Court approved the settlement and dismissed the action on June 17, 2016.

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against certain current and former officers and directors of the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. The court entered an order preliminarily approving the settlement on August 22, 2016, and has scheduled a settlement hearing for January 9, 2017.  If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order.  Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. In August 2016, the Company accrued $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our shares of common stock are currently traded on the OTCBB. On September 15, 2014, we notified the Nasdaq Stock Market that the Company is withdrawing the listing of its common stock, $.001 par value, from the Nasdaq Stock Market. After this date, our stock traded on the OTCBB under the symbol "ALTI."  The following table sets forth, during the periods indicated, the high and low sales prices for our shares of common stock, as reported on our principal trading market.

Fiscal Year Ended December 31, 2016	Low	High
1st Quarter	$0.50	$0.50
2nd Quarter	$0.15	$0.15
3rd Quarter	$0.13	$0.25

Fiscal Year Ended December 31, 2015	Low	High
1st Quarter	$0.52	$0.65
2nd Quarter	$0.90	$0.90
3rd Quarter	$0.20	$0.40
4th Quarter	$0.03	$0.03

Fiscal Year Ended December 31, 2014	Low	High
1st Quarter	$4.36	$4.47
2nd Quarter	$3.35	$3.66
3rd Quarter	$0.60	$0.74
4th Quarter	$1.00	$1.20

Fiscal Year Ended December 31, 2013	Low	High
1st Quarter	$2.60	$2.84
2nd Quarter	$2.20	$2.40
3rd Quarter	$2.55	$2.60
4th Quarter	$3.88	$4.09

Fiscal Year Ended December 31, 2012	Low	High
1st Quarter	$3.61	$3.81
2nd Quarter	$3.00	$3.24
3rd Quarter	$4.20	$4.74
4th Quarter	$2.03	$2.15

Outstanding Shares and Number of Shareholders

As of November 15, 2016, the number of shares of common stock outstanding was 11,606,735 held by approximately 361 holders of record.

Dividends

We do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. The declaration and payment of dividends is subject to the discretion of our board of directors and to certain limitations imposed under Nevada statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company.  Security holders have approved all option plans.  See Note 13 to our consolidated financial statements contained elsewhere herein this Form 10-K. In addition, as of the same date, we have reserved 330,555 shares of common stock for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 412,776 shares of common stock for issuance upon exercise of outstanding warrants.

Recent Sales of Unregistered Securities

Except as previously reported, we did not sell any securities in transactions that were not registered under the Securities Act during the years ended December 31, 2015, 2014 and 2013.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our shares of common stock is Computershare, 8742 Lucent Boulevard, Suite 225, Highlands Ranch, CO 80129.

ITEM 6.     Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Comprehensive Report on Form 10-K (this “Comprehensive Report”).

This Comprehensive Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted under “Risk Factors” above under Item 1A and other cautionary statements throughout this Comprehensive Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Comprehensive Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We are a Delaware corporation that develops, manufactures and sells nano lithium titanate batteries and energy storage systems. Our nano lithium titanate battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. We target applications that effectively utilize the key attributes of our technology, and these applications can be found primarily in the electric grid, transportation (commercial vehicles), and industrial market segments.

In April 2012, we formed Altair Nanotechnologies (China) Co., Ltd. (“Altair China”) and Northern Altair Nanotechnologies Co., Ltd. (“Northern Altair”) in order to aggregate key elements of our supply chain and expand into the Chinese market. In January 2014, our Board of Directors approved plans to consolidate all U.S. manufacturing operations and transition manufacturing to Wu’an, China. We plan to continue to retain engineering, research and development, sales and marketing, and support capabilities in the U.S. Effective in early 2016, the majority of our principal assets and operations are now located in China.

In 2013, we transferred the production of our nLTO material to the New Energy Industrial Park in Wu’an city, Hebei province, China. We built, installed and further improved the manufacturing of our nLTO. In 2013, a 150 metric ton per year manufacturing line was completed and put into production as our phase one nLTO production line. In the same year, to meet the high demand of Lithium batteries in the China market, we completed the business process of sourcing the equipment to be procured for the phase two nLTO production line, under the joint efforts of the Altair U.S. and Altair China teams. This nLTO line was put into production in fourth quarter of 2015 and has reached an annual production capacity of 2,250 metric tons during 2016, with an expected annual capacity of 3,000 metric tons. We built a phase three nLTO production line and it was completed and installed in the fourth quarter of 2016 with an annual production capacity of 3,500 metric tons.

In January 2014, our Board of Directors approved plans to consolidate all U.S. manufacturing operations and transition manufacturing to Wu’an, China. We plan to continue to retain engineering, research and development, sales and marketing, and support capabilities in the U.S. The majority of our principal assets and operations are now located in China.

In 2014, in order to further cut the cost of our products, improve product chain management efficiencies, and effectively serve the large market in China, we built two battery module production lines with a total capacity of approximately 6,000 modules per year. In the first quarter of 2016, we transferred the U.S. module production line to China. We are expecting the three battery module production lines to reach a total capacity of 9,000 modules per year during the fourth quarter of 2016.

We have completed the technology and production validation of our Gen 4 modules with China produced nLTO and China made module parts. The Gen 2 modules will still be available in 2016. Both Gen 2 and Gen 4 products have passed the United Nations (“UN”), International Standards Organization (“ISO”), SAE International (“SAE”) and International Electrochemical Commission (“IEC”) testing and reports are being generated by TÜV SÜD (“TUV”). TUV, a German based company, has a test facility in China and results are generally accepted by the UN and U.S. In December 2015, our battery module production line in the U.S. was discontinued. We were able to maintain a very stable period of time overlapping production while transferring the battery module production from the U.S. to China, without any impact on customer order delivery. Our battery modules have been generally used in EV Buses, trolley buses and hoisting equipment in the Europe and the U.S markets. Our OEM cell producer’s capacity can reach 70,000 Altair format cells per year. Sometime in the near future, we expect to validate another OEM cell producer to reduce dependency on one supplier, which will provide competition between suppliers and reduce costs for Altair.

We plan on building and validating ALTI-ESS production capabilities in China and export them to Europe, the U.S. and to other countries of the world.

We now have a battery management system (“BMS”) distribution center in Europe to provide improved efficiency and timely delivery of our supply of the BMS units to our European customers. Our BMS supplier has a production base in China, which we believe will meet the demand of the China market.

By building manufacturing and assembly facilities in Wu’an, China for our nLTO material, battery cells and modules, and soon our energy storage systems, we have centered the whole supply chain in China. In adopting this strategy, we expect to significantly reduce costs, shorten lead times, reduce cash flow pressures, improve the quality and production management efficiency and increase our profit.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, financial guaranty, long term payable, refundable security deposit, income taxes, accounts receivable allowance, fair value of derivatives, stock based compensation and reserve for warranty claims. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this Comprehensive Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars. The functional currency for the subsidiaries in China is the Chinese Yuan or RMB. Assets and liabilities are translated to the reporting currency at exchange rates on the balance sheet dates, revenue and expenses are translated at average exchange rates during the period, and equity accounts are translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in other comprehensive income (loss). Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Inventory

The Company values its inventories generally at the lower of cost or market price. Market price is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

For the U.S. operations, the cost of raw materials and finished goods is determined on a first-in, first-out method and finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead.

For the China operations, the cost of nLTO materials is determined on a weighted average method and finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead.

The allocation of fixed and variable overhead is reviewed every three months and are recorded to inventory based on normal capacity.

Inventory reserves are provided to cover risks arising from slow-moving items. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Any idle facility costs or excessive spoilage are recorded as current period charges.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of long-lived assets are considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  The Company’s estimates of cash flows are based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 30 years for building and related building improvements.  If impairment is indicated, the asset value is written down to its estimated fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

Included in general and administrative expenses during the year ended December 31, 2015 is an impairment charge of $0.65 million related to the write-down to fair market value for an asset that was leased to a customer under an operating lease. The asset was sold at a lower price than net book value in January 2016. No impairment was recognized for the year ended December 31, 2014, 2013, and 2012.

Property, plant and equipment

Property, plant and equipment held and used and held and not used are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Building and improvements (years)	20	-	30
Machinery and equipment (years)	5	-	10
Furniture, office equipment and others (years)	3	-	7
Leased asset (years)		10

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Land is not depreciated. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and the interest expenses directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Impairment

During the year ended December 31, 2015, the Company incurred an impairment of $0.65 million related to the write-down to fair market value for an asset that was leased to a customer under an operating lease. The asset was sold at a lower price than net book value in January 2016. No impairment was recognized upon estimations for the years ended December 31, 2014 and 2013.

Patents

Patents are related to the Company’s nanoparticle production technology and stated at cost less accumulated amortization. Amortization is recorded using the straight-line method.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method over their 50 year useful lives. All land in China is owned by the Chinese government. The government in China, according to law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in China are considered to be leasehold land under lease and are stated at cost less accumulated amortization and any recognized impairment loss.

Revenue Recognition

The Company generates its revenues primarily from four sources; (1) nLTO related product sales, (2) Energy storage systems (referred to as “ESS” or by our brand name “ALTI-ESS”), (3) Collaborations and (4) License fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is reasonably assured.

Revenue from nLTO related product sales, commercial collaborations and license fees is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.

Revenue from ESS projects is recognized using the Completion Method under the long-term contract accounting. The Company recognizes the full amount of revenue from long-term contracts, defined as contracts longer than twelve months, upon completion, delivery and written acceptance received from the customer. All contract costs incurred are included in the balance sheet as deferred costs until the related revenue is recognized. At each reporting date, the Company reviews its long term contracts to determine if revenue from contracts are expected to exceed the related estimated total costs. In the cases where estimated costs will exceed revenues, the Company recognizes as an expense in cost of goods sold the full amount of the estimated costs above the contract revenue value. Cash received in advance relating to the future performance of services, deliveries of products and/or long term contracts are deferred until the performance of the service is completed, the product is shipped, and/or the contract is completed and accepted by the customer.

Grant Incentives

Grant incentives were obtained from the Wu’an China Government to be used for construction, purchases of equipment and other expenditures for the nLTO manufacturing facility. The amount received is included in the balance sheet as deferred income and is recognized in the statement of operations as other income over the useful life of the related assets upon placing such assets into service. In all cases, grants are recognized as other income when there is a reasonable assurance that the Company has complied with the conditions attaching to them.

Comprehensive Income (Loss)

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income or loss, are components of comprehensive income or loss. The components of other comprehensive income or loss are consisted solely of foreign currency translation adjustments.

Net Loss per Common Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. Stock options and warrants can exercise a total amount of common stock for 445,820, 455,979, 459,423 and 667,745 shares as of December 31, 2015, 2014, 2013 and 2012, respectively, were excluded from the calculations of diluted loss per share.

Income Taxes

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2009.

Segment reporting

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

The Company reported financial and operating information in the following two segments as of December 31, 2012:

(a)

Power and Energy Group (PEG) segment — The PEG segment is the Company’s current and future focus for corporate development. The PEG segment develops, produces, and sells nLTO related battery systems & ESS systems.

(b)	The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

As of September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level.

Litigation Matters

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

Accrued Warranty Expense

The Company’s U.S operation provides a three-year limited warranty for battery packs and energy storage systems sold. While the Company’s China operation offers a limited one-year warranty on energy storage systems. A liability is recorded for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on historical experience with cell and module life cycle testing.  As additional actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.  The liability for estimated warranty obligations may also be adjusted based on specific warranty issues identified.

Results of Operations

The following summarizes our revenue, operating expenses, and net loss for all periods presented below. You should read the following in conjunction with our consolidated financial statements, including quarterly information, presented elsewhere in this Comprehensive Report. The Power and Energy Group develops, produces, sells battery systems and nLTO materials.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  At the end of 2012, Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders of the Company to focus primarily on the Power and Energy Group.  As a result of this assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.

The table below sets forth line items from the Company’s audited consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$14,278	$6,744	$7,534	112%

Cost of goods sold	14,034	6,620	7,414	112%

Gross profit	244	124	120	97%

Operating expenses
Research and development	808	1,084	(276)	-25%
Sales and marketing	862	631	231	37%
General and administrative	11,709	8,129	3,580	44%
Depreciation and amortization	1,560	1,850	(290)	-16%
Loss on disposal of assets	142	92	50	54%
Impairment expense	652	-	652	100%
Total operating expenses	15,733	11,786	3,947	33%
Loss from operations	(15,489)	(11,662)	(3,827)	33%

Other (expense) income
Interest (expense), net	(2,533)	(6,142)	3,609	-59%
Change in fair value of warrants	5	344	(339)	-99%
Gain on foreign exchange	1	15	(14)	-93%
Other income-buses	11,419	28,275	(16,856)	-60%
Other expenses-buses	(13,548)	(27,545)	13,997	-51%
Other income	639	764	(125)	-16%
Total other (expense) income	(4,017)	(4,289)	272	-6%

Net loss	$(19,506)	$(15,951)	$(3,555)	22%

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

Revenues: The consolidated revenues for the year ended December 31, 2015 were $14.28 million, an increase of $7.54 million or 112% from $6.74 million for the year ended December 31, 2014. The increase was primarily related to China operations which is caused by a significant increase in sales of nLTO materials to related parties. The U.S. operation revenue increased minimally by $1.79 million due to recognition of a long term project, offset by lower sales of nLTO related product.

Cost of goods sold: The consolidated costs of goods sold for the year ended December 31, 2015 was $14.03 million, an increase of $7.41 million or 112% from $6.62 million for the year ended December 31, 2014. The increase was primarily related to $6.20 million increase in China operations due to the increased sales of nLTO. The cost of goods sold in the U.S. operations increased by $1.21million mainly due to the recognition of deferred costs associated with the completion of a long term project and offset by lower product costs as a result of lower product sales.

Research and development: The consolidated research and development costs decreased by $0.27 million, or 25%, to $0.81 million for the year ended December 31, 2015 from $1.08 million for the year ended December 31, 2014. The decrease was related mainly to lower salaries and benefits expense due to lower headcount at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.23 million, or 37%, to $0.86 million for the year ended December 31, 2015 from $0.63 million for the year ended December 31, 2014. The increase was mainly attributable to the China operations which sales and marketing expenses increased by $0.27 million. The increase was primarily caused by advertising expenses due to expansion in marketing activities during the year ended December 31, 2015. The sales and marketing expense in the U.S. operations decreased by $0.04 million due to lower headcount in the sales team as we shifted our operation focus to China.

General and administrative: The consolidated general and administrative expenses increased $3.58 million, or 44%, to $11.71 million for the year ended December 31, 2015 from $8.13 million for the year ended December 31, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $3.63 million due to increased headcount in China and increased legal fees due to a SEC investigation and other litigations. The general and administrative expense in the U.S. operations decreased by $0.05 million due to the net effect of lower operating expenses as we shifted our operation focus to China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.29 million, or 16%, to $1.56 million in 2015 from $1.85 million in 2014. The decrease was primarily related to the portion of fixed assets that were fully depreciated and the fixed assets scrapped during the year ended December 31, 2014.

(Gain) loss on disposal of fixed assets: The consolidated loss on disposal of fixed assets increased by $0.05 million, or 54%, to $0.14 million in 2015 from $0.09 million in 2014. This was primarily due to less proceeds received on the fixed assets sold in the U.S. during the year ended December 31, 2015 compared to the same period in 2014.

Impairment: The Company incurred $0.65 million of impairment expense related to the write-down to fair market value for an asset during the year ended December 31, 2015 that was leased to a customer under an operating lease in January 2016. No impairment incurred during the year ended December 31, 2014.

Interest (expense), net: The consolidated interest (expense), net decreased to $2.53 million for the year ended December 31, 2015 from $6.14 million for the year ended December 31, 2014, a decrease of $3.61 million or 59%. The decrease was mainly attributable to the China operations which interest expense decreased by $3.54 million due to the aggregate payoff of $21.00 million outstanding loan and the capitalization of interest during the construction period of new fixed assets. The interest expense in the U.S. operations also decreased by $0.07 million due to lower loan balances.

Change in fair value of warrants: The value of warrants that were previously issued were re-measured at the end of every reporting period with the change in fair value recognized as a gain or loss in our statement of operations. During the years ended December 31, 2015 and 2014, the Company recorded a gain of $5 thousand and $344 thousand, respectively, due to the change in the fair value of the warrants.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were $1 thousand and $15 thousand during the years ended December 31, 2015 and 2014, respectively.

Other income - buses: Other income - buses decreased to $11.42 million in 2015 from $28.28 million in 2014, a decrease of $16.86 million or 60%. The decrease was mainly due to the number of buses sold decreased to 75 during the year ended December 31, 2015 from 153 during the same period in 2014.

Other expenses - buses: Other expenses - buses decreased to $13.55 million in 2015 from $27.55 million in 2014, a decrease of $14.00 million or 8%. The decrease was contributed by $9.20 million decrease in bus cost by 75 buses sold and $4.80 million decrease in other expenses related to buses during the year ended December 31, 2015 compared to same period in 2014.

Other income: Other income amounted to $0.64 million and $0.76 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $0.12 million or 16%. The decrease was mainly due to the derecognition of an accrued liability that resulted in a gain in 2014. No similar event occurred in 2015.

Net loss: Net loss increased by $3.56 million, or 22%, to $19.51 million in 2015 from $15.95 million in 2014. The increase in net loss was driven by an increase of $3.95 million in total operating expenses during the year ended December 31, 2015 compared to same period in 2014.

The table below sets forth line items from the Company’s unaudited consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$1,708	$1,462	$246	17%	$5,387	$5,125	$262	5%

Cost of goods sold	1,481	1,754	(273)	-16%	4,852	5,306	(454)	-9%

Gross profit (loss)	227	(292)	519	-178%	535	(181)	716	-396%

Operating expenses
Research and development	218	245	(27)	-11%	590	904	(314)	-35%
Sales and marketing	294	151	143	95%	670	387	283	73%
General and administrative	3,064	1,850	1,214	66%	7,755	5,558	2,197	40%
Depreciation and amortization	370	436	(66)	-15%	1,186	1,436	(250)	-17%
Loss (gain) on disposal of assets	-	(23)	23	-100%	-	82	(82)	-100%
Total operating expenses	3,946	2,659	1,287	48%	10,201	8,367	1,834	22%
Loss from operations	(3,719)	(2,951)	(768)	26%	(9,666)	(8,548)	(1,118)	13%

Other (expense) income
Interest (expense), net	(290)	(2,031)	1,741	-86%	(1,886)	(4,342)	2,456	-57%
Change in fair value of warrants	-	208	(208)	-100%	5	349	(344)	-99%
Gain on foreign exchange	1	-	1	100%	-	15	(15)	-100%
Other income-buses	1,981	3,317	(1,336)	-40%	11,519	3,317	8,202	247%
Other expenses-buses	(1,847)	(4,852)	3,005	-62%	(13,666)	(4,852)	(8,814)	182%
Other income	131	146	(15)	-10%	495	511	(16)	-3%
Total other expense	(24)	(3,212)	3,188	-99%	(3,533)	(5,002)	1,469	-29%

Net loss	$(3,743)	$(6,163)	$2,420	-39%	$(13,199)	$(13,550)	$351	-3%

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014

Revenues: The consolidated revenues for the three months ended September 30, 2015 were $1.71 million, an increase of $0.25 million, or 17% from $1.46 million for the three months ended September 30, 2014. The increase was primarily due to the operations in China which revenues increased by $0.18 million due to an increase in sales of nLTO materials to related parties. The revenues of the U.S. operations increased by $0.07 million due to increased license fees offset by lower sales of nLTO related product during the three months ended September 30, 2015.

Cost of goods sold: The consolidated costs of goods sold for the three months ended September 30, 2015 was $1.48 million, a decrease of $0.27 million or 16% from $1.75 million for the three months ended September 30, 2014. The decrease of $0.14 million in the China operations is due to the lower unit cost from increased production level. The cost of goods sold in the U.S. operations decreased by $0.13 million due to reduced module sales and no cost associated with the increased portion of revenues in license fees during the three months ended September 30, 2015 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $0.03 million, or 11%, to $0.22 million for the three months ended September 30, 2015 from $0.25 million for the three months ended September 30, 2014. The decrease was related mainly due to lower salaries and benefits due to lower headcount at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.14 million, or 95%, to $0.29 million for the three months ended September 30, 2015 from $0.15 million for the three months ended September 30, 2014. The increase was mainly attributable to the China operations which sales and marketing expenses increased by $0.14 million. The increase was primarily caused by advertising expenses due to expansion in marketing activities during the three months ended September 30, 2015. The sales and marketing expense in the U.S. operations decreased insignificantly.

General and administrative: The consolidated general and administrative expenses increased by $1.21 million, or 66%, to $3.06 million for the three months ended September 30, 2015 from $1.85 million for the three months ended September 30, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $1.33 million due to increased headcount in China. The general and administrative expense in the U.S. operations decreased by $0.12 million mainly due to scaled back operation activities as we shifted our operation focus to China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.07 million, or 15%, to $0.37 million for the three months ended September 30, 2015, from $0.44 million for the three months ended September 30, 2014. The decrease was primarily related to the portion of fixed assets that were fully depreciated in 2014.

Gain on disposal of fixed assets: The consolidated gain on disposal of fixed assets decreased by $0.02 million, or 100%, to nil for the three months ended September 30, 2015 from $0.02 million for the three months ended September 30, 2014. The Company did not sell any fixed assets during the three months ended September 30, 2015 while during the same period in 2014, the Company received proceeds for the fixed assets sold.

Interest (expense), net: The consolidated Interest (expense), net decreased to $0.29 million for the three months ended September 30, 2015, from $2.03 million for the three months ended September 30, 2014, a decrease of $1.74 million or 86%. The decrease was mainly attributable to the China operations which interest expense decreased by $1.72 million due to most interest expenses were capitalized during the three months ended September 30, 2015 compared to same period in 2014. The interest expense in the U.S. operations also decreased by $0.02 million due to lower loan balances during the three months ended September 30, 2015 compared to same period in 2014.

Interest (expense), net: The consolidated Interest (expense), net decreased to $0.29 million for the three months ended September 30, 2015, from $2.03 million for the three months ended September 30, 2014, a decrease of $1.74 million or 86%. The decrease was mainly attributable to the China operations which interest expense decreased by $1.72 million due to the capitalization of most interest expense during the three months ended September 30, 2015 compared to same period in 2014. The interest expense in the U.S. operations also decreased by $0.02 million due to lower loan balances during the three months ended September 30, 2015 compared to same period in 2014.

Change in fair value of warrants: During the three months ended September 30, 2015, the Company did not experience a significant change in the value of warrants outstanding that were previously issued mainly due to the decrease in the stock price. During the three months ended September 30, 2014, the Company recorded a gain of $0.21 million due to the change in the fair value for warrants outstanding.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency was $1 thousand and nil for the three months ended September 30, 2015 and 2014.

Other income - buses: Other income - buses decreased to an income of $1.98 million for the three months ended September 30, 2015 from an income of $3.32 million for the three months ended September 30, 2014, a decrease of $1.34 million or 40%. The decrease was mainly due to the type of buses sold during the three months ended September 30, 2015, which had lower selling price as compared to the buses sold in same period in prior year.

Other expenses - buses: Other expenses - buses decreased to $1.85 million for the three months ended September 30, 2015 from $4.85 million for the three months ended September 30, 2014, a decrease of $3.00 million or 62%. The decrease was contributed by $2.19 million of decrease in cost of the buses sold and $0.81 million decrease in other expenses during the three months ended September 30, 2015 compared to same period in 2014.

Other income: Other income amounted to $0.13 million and $0.15 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.02 million or 11% due to the derecognition of an accrued liability that resulted in a gain in 2014. No similar event occurred for the three months ended September 30, 2015.

Net loss: Net loss decreased by $2.42 million, or 39%, to $3.74 million for the three months ended September 30, 2015, from $6.16 million for the three months ended September 30, 2014. The decrease in net loss was driven by a decrease in other expenses of $3.19 million, or 99%, offset by an increase in gross margin of $0.52 million for the three months ended September 30, 2015 versus the same period in the prior year, resulting mainly from our expansion in China, coupled with an increase in operating expenses of $1.29 million or 48%.

Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30, 2014

Revenues: The consolidated revenues for the nine months ended September 30, 2015 increased $0.26 million, or 5%, to $5.39 million for the nine months ended September 30, 2015 from $5.13 million for the nine months ended September 30, 2014. The increase was primarily due to the operations in China which revenues increased by $0.53 million due to an increase in sales of nLTO materials during the nine months ended September 30, 2015 as compared to the same period in the prior year. The revenues of the U.S. operations decreased by $0.27 million due to decrease in product sales during the nine months ended September 30, 2015.

Cost of goods sold: The consolidated costs of goods sold for the nine months ended September 30, 2015 was $4.85 million, a decrease of $0.46 million or 9% from $5.31 million for the nine months ended September 30, 2014. The cost of goods sold in the U.S. operations decreased by $1.05 million due to lower product sales, offset by an increase of $0.59 million in the China operations due to an increase in sales of nLTO materials during the nine months ended September 30, 2015 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $0.31 million, or 35%, to $0.59 million for the nine months ended September 30, 2015 from $0.90 million for the nine months ended September 30, 2014. The decrease was related mainly to lower salaries and benefits driven by decreased headcount in the U.S.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.28 million, or 73%, to $0.67 million for the nine months ended September 30, 2015 from $0.39 million for the nine months ended September 30, 2014. The increase was mainly attributable to the China operations by $0.33 million which is primarily due to the advertising expenses due to expansion in marketing activities during the nine months ended September 30, 2015. The sales and marketing expenses in the U.S. operation’s decreased by $0.05 million due to lower headcount of the sales team as we shifted our operation focus to China.

General and administrative: The consolidated general and administrative expenses increased by $2.20 million, or 40%, to $7.76 million for the nine months ended September 30, 2015 from $5.56 million for the nine months ended September 30, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $2.13 million due to increased headcount and increase legal expenses related to SEC matters and other litigations. The general and administrative expense in the U.S. operations increased by $0.07 million mainly due to due to higher professional fees related to regulatory filings and offset by decrease in other general and administrative expenses due to scaled back operation activities as we shifted our operation focus to China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.25 million, or 17%, to $1.19 million for the nine months ended September 30, 2015 from $1.44 million for the nine months ended September 30, 2014. The decrease was primarily related to the portion of fixed assets that were fully depreciated and the fixed assets sold in 2014.

Loss on disposal of fixed assets: The consolidated loss on disposal of fixed assets decreased by $0.08 million, or 100%, to nil from $0.08 million for the nine months ended September 30, 2015 and 2014, respectively. The Company did not sell any fixed assets sold during the nine months ended September 30, 2015 while incurring losses on the fixed assets sold during the nine months ended September 30, 2014.

Interest (expense), net: The consolidated interest (expense), net decreased to $1.89 million for the nine months ended September 30, 2015, from $4.34 million for the nine months ended September 30, 2014, a decrease of $2.45 million or 57%. The decrease was mainly attributable to the China operations which interest expense decreased by $2.42 million due to capitalization of most interest expenses as a result of construction being in progress during the nine months ended September 30, 2015. The interest expense in the U.S. operations also decreased by $0.03 million due to lower loan balances.

Change in fair value of warrants: During the nine months ended September 30, 2015 and 2014, the Company recorded a gain of $5 thousand and $349 thousand, respectively, due to the change in the fair value of warrants outstanding that were previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were nil for the nine months ended September 30, 2015 compared to a gain of $0.02 million for the nine months ended September 30, 2014.

Other income - buses: Other income - buses increased to $11.52 million from $3.32 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $8.20 million or 247%. This was due to 75 buses sold during the nine months ended September 30, 2015 compared to 20 buses sold in the same period in prior year.

Other expenses - buses: Other expenses - buses increased to $13.67 million from $4.85 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $8.82 million or 182%, which included an increase in cost of the buses as 55 more buses were sold and other expenses during the nine months ended September 30, 2015 compared to same period in 2014.

Other income: Other income amounted to $0.50 million and $0.51 million for the nine months ended September 30, 2015 and 2014, a decrease of $0.01 million or 3%. The consolidated other income mainly consisted of grant incentives received and recognized as other income during the nine months ended September 30, 2015. During the nine months ended September 31, 2014, the Company derecognized an accrued liability that resulted in gain, no similar event occurred in the same period of 2015.

Net loss: Net loss decreased by $0.35 million, or 3%, to $13.20 million for the nine months ended September 30, 2015, from $13.55 million for the nine months ended September 30, 2014. The decrease in net loss was driven by a decrease in other expenses of $1.47 million, or 29%, as well as by improvement in gross margin of $0.72 million during the nine months ended September 30, 2015 compared to same period in 2014. This was offset by an increase in operating expenses of $1.83 million, or 22%, for the nine months ended September 30, 2015 as compared to the same period in the prior year, resulting mainly from additional costs incurred due to our expansion in China.

The table below sets forth line items from the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$1,832	$1,874	$(42)	-2%	$3,679	$3,663	$16	0%

Cost of goods sold	1,263	1,545	(282)	-18%	3,371	3,552	(181)	-5%

Gross profit	569	329	240	73%	308	111	197	177%

Operating expenses
Research and development	161	233	(72)	-31%	372	659	(287)	-44%
Sales and marketing	242	116	126	109%	376	236	140	59%
General and administrative	2,273	1,569	704	45%	4,691	3,708	983	27%
Depreciation and amortization	410	506	(96)	-19%	816	1,000	(184)	-18%
Gain on disposal of assets	-	(5)	5	-100%	-	105	(105)	-100%
Total operating expenses	3,086	2,419	667	28%	6,255	5,708	547	10%
Loss from operations	(2,517)	(2,090)	(427)	20%	(5,947)	(5,597)	(350)	6%

Other (expense) income
Interest (expense), net	(560)	(1,291)	731	-57%	(1,596)	(2,311)	715	-31%
Change in fair value of warrants	(1)	183	(184)	-101%	5	141	(136)	-96%
Gain (loss) on foreign exchange	-	-	-	0%	(1)	15	(16)	-107%
Other income-buses	9,538	-	9,538	100%	9,538	-	9,538	100%
Other expenses-buses	(11,819)	-	(11,819)	100%	(11,819)	-	(11,819)	100%
Other income	131	162	(31)	-19%	364	365	(1)	0%
Total other expense	(2,711)	(946)	(1,765)	187%	(3,509)	(1,790)	(1,719)	96%

Net loss	$(5,228)	$(3,036)	$(2,192)	72%	$(9,456)	$(7,387)	$(2,069)	28%

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014

Revenues: The consolidated revenues for the three months ended June 30, 2015 decreased $0.04 million, or 2%, to $1.83 million from $1.87 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in revenue in the U.S. operations by $0.07 million which was caused by the decrease in product sales, offset by $0.03 million of increase in revenue of the China operations which was primarily due to increased sales in nLTO materials during the three months ended June 30, 2015 compared to the same period in prior year.

Cost of goods sold: The consolidated costs of goods sold for the three months ended June 30, 2015 was $1.26 million, a decrease of $0.29 million or 18% from $1.55 million for the three months ended June 30, 2014. The decrease was primarily due to the U.S. operations decreased by $0.45 million due to lower product sales, offset by $0.23 million of increase in the China operations which is caused by increased sales in nLTO materials during the three months ended June 30, 2015 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $0.07 million, or 31%, to $0.16 million for the three months ended June 30, 2015 from $0.23 million for the three months ended June 30, 2014. The decrease was mainly attributable to lower salaries and benefits expense due to lower headcount in the U.S.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.12 million, or 109%, to $0.24 million for the three months ended June 30, 2015 from $0.12 million for the three months ended June 30, 2014. The increase was mainly attributable to the increase of $0.14 million in China operations due to expansion in selling and marketing activities during the three months ended June 30, 2015, offset by the sales and marketing expense in the U.S. operations decreased by $0.02 million due to lower headcount of the sales team as we shifted our operation focus to China.

General and administrative: The consolidated general and administrative expenses increased by $0.70 million, or 45%, to $2.27 million for the three months ended June 30, 2015 from $1.57 million for the three months ended June 30, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $0.52 million due to increased headcount in China. The general and administrative expenses in the U.S. operations increased by $0.18 million mainly due to higher professional fees related to regulatory filings, offset by decrease in other general and administrative expenses due to scaled back operation activities as we shifted our operation focus to China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.10 million, or 19%, to $0.41 million during the three months ended June 30, 2015 from $0.51 million for the three months ended June 30, 2014. The decrease was primarily related to the portion of fixed assets that were fully depreciated in 2014.

(Gain) loss on disposal of fixed assets: The consolidated gain on disposal of fixed decreased by $5 thousand, or 100%, to nil during the three months ended June 30, 2015 from $5 thousand for the three months ended June 30, 2014. The Company did not sell any fixed assets during the three months ended June 30, 2015 and received proceeds on the fixed assets sold during the three months ended June 30, 2014.

Interest (expense), net: The consolidated Interest (expense), net decreased to $0.56 million for the three months ended June 30, 2015, from $1.29 million for the three months ended June 30, 2014, a decrease of $0.73 million or 57%. The decrease was mainly attributable to the China operations which interest expense decreased by $0.72 million due to the capitalization of most interest expense during the construction period of new fixed assets during the three months ended June 30, 2015. The interest expense in the U.S. operations also decreased by $0.01 million due to lower loan balances.

Change in fair value of warrants: During the three months ended June 30, 2015, the Company did not experience a significant change in the value of warrants outstanding that were previously issued mainly due to the decrease in the stock price. During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $1 thousand and a gain of $183 thousand due to the change in the fair value for warrants outstanding, respectively.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were nil for both periods of the three months ended June 30, 2015 and 2014.

Other income - buses: Other income - buses amounted to $9.54 million and nil for the three months ended June 30, 2015 and 2014. The increase was mainly due to 47 buses sold during the three months ended June 30, 2015 and the fact that Company did not start bus sales until the third quarter of 2014.

Other expenses - buses: Other expenses - buses amounted to $11.82 million and nil during the three months ended June 30, 2015 and 2014. This was due to the cost of the 47 buses sold and other expenses during the three months ended June 30, 2015. The Company did not have bus sales until the third quarter of 2014.

Other income: Other income amounted to $1.31 million and $1.62 million for the three months ended June 30, 2015 and 2014, a decrease of $0.31 million or 19%. The consolidated other income mainly consisted of grant incentives received and recognized as other income during the three months ended June 30, 2015. During the same period in 2014, the Company derecognized an accrued liability that resulted in a gain. No similar event occurred during the three months ended June 30, 2015.

Net loss: Net loss increased by $2.19 million, or 72%, to $5.23 million for the three months ended June 30, 2015, from $3.04 million for the three months ended June 30, 2014. The increase in net loss was caused mainly by $2.28 million net other expenses related to buses in the three months ended June 30, 2015.

Six Months Ended June 30, 2015 compared with the Six Months Ended June 30, 2014

Revenues: Total consolidated revenues for the six months ended June 30, 2015 increased $0.02 million, or 1%, to $3.68 million for the six months ended June 30, 2015 from $3.66 million for the six months ended June 30, 2014. The increase was primarily driven by the operations in China with an increase in sales of nLTO materials to related parties during the six months ended June 30, 2015 as compared to the same period in the prior year. The revenues of the U.S. operations decreased by $0.34 million due decrease in product sales during the six months ended June 30, 2015.

Cost of goods sold: Total consolidated costs of goods sold for the six months ended June 30, 2015 was $3.37 million, a decrease of $0.18 million or 5% from $3.55 million for the six months ended June 30, 2014. The decrease was primarily due to $0.91 million decrease in US operations due to lower product sales, offset by the increase of $0.73 million in China operations due to the increased sales of nLTO materials during the six months ended June 30, 2015.

Research and development: The consolidated research and development costs decreased by $0.29 million, or 44%, to $0.37 million for the six months ended June 30, 2015 from $0.66 million for the six months ended June 30, 2014. The decrease was related mainly to lower salaries and benefits driven by decreased headcount in the U.S.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.14 million, or 59%, to $0.38 million for the six months ended June 30, 2015 from $0.24 million for the six months ended June 30, 2014. The increase was mainly attributable to the China operations which sales and marketing expenses increased by $0.19 million. The increase was primarily due to increased traveling expenses in six months ended June 30, 2014. The sales and marketing expenses in the U.S. operation’s decreased by $0.05 million due to lower headcount of the sales team as we shifted our operation focus to China.

General and administrative: The consolidated general and administrative expenses increased by $0.98 million, or 27%, to $4.69 million for the six months ended June 30, 2015 from $3.71 million for the six months ended June 30, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $0.79 million due to increased headcount in China. The general and administrative expenses in the U.S. operations increased by $0.19 million mainly due to higher professional fees related to regulatory filings and offset by a decrease in other general and administrative expenses due to less activity.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.18 million, or 18%, to $0.82 million for the six months ended June 30, 2015, from $1.00 million for the six months ended June 30, 2014. The decrease was primarily related to the portion of fixed assets that were fully depreciated and the fixed assets sold in 2014.

(Gain) loss on disposal of fixed assets: The consolidated loss on disposal of fixed assets decreased by $0.11 million, or 100%, to nil for the six months ended June 30, 2015 from $0.11 million for the six months ended June 30, 2014. The Company did not sell any fixed assets during the three months ended June 30, 2015 and incurred losses for the fixed assets sold during the six months ended June 30, 2014.

Interest expense, net: The consolidated interest expense, net decreased to $1.60 million for the six months ended June 30, 2015, from $2.31 million for the six months ended June 30, 2014, a decrease of $0.71 million or 31%. The decrease mainly resulted from China operations leading interest expense to decrease by $0.70 million as most interest expenses were capitalized during the construction period of new fixed assets during the six months ended June 30, 2015. The interest expense in the U.S. operations also decreased by $0.01 million due to lower loan balances.

Change in fair value of warrants: During the six months ended June 30, 2015 and 2014, the Company recorded a gain of $0.01 million and $0.14 million, respectively, due to the change in the fair value of warrants outstanding that were previously issued.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency represented a loss of $0.00 million for the six months ended June 30, 2015 compared to a gain of $0.02 million for the six months ended June 30, 2014.

Other income - buses: Other income - buses amounted to $9.54 million and nil for the six months ended June 30, 2015 and 2014. The increase was mainly due to 47 buses being sold during the six months ended June 30, 2015 as the bus sales did not start until the third quarter of 2014.

Other expenses - buses: Other expenses - buses consisted of $11.82 million for the six months ended June 30, 2015 which included cost of the buses and other expenses during the three months ended June 30, 2015. The Company did not have any bus sale until the third quarter of 2014.

Other income: Other income amounted to $0.36 million and $0.37 million for the six months ended June 30, 2015 and 2014. The consolidated other income mainly consisted of grant incentives received and recognized as other income during the six months ended June 30, 2015. During the six months ended September 31, 2014, the Company derecognized an accrued liability that resulted in gain. No similar event occurred in the same period of 2015.

Net loss: Net loss increased by $2.07 million, or 28%, to $9.46 million for the six months ended June 30, 2015 from $7.39 million for the six months ended June 30, 2014. The increase in net loss was driven by an increase in other expenses of $1.72 million for the six months ended June 30, 2015 compared to 2014, as well as an increase in loss from operations of $0.35 million primarily due to increased operating expenses.

The table below sets forth line items from the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$1,847	$1,789	$58	3%

Cost of goods sold	2,108	2,007	101	5%

Gross loss	(261)	(218)	(43)	-20%

Operating expenses
Research and development	211	426	(215)	-50%
Sales and marketing	134	120	14	12%
General and administrative	2,418	2,139	279	13%
Depreciation and amortization	406	494	(88)	-18%
Loss on disposal of assets	-	110	(110)	-100%
Total operating expenses	3,169	3,289	(120)	-4%
Loss from operations	(3,430)	(3,507)	77	-2%

Other (expense) income
Interest (expense), net	(1,036)	(1,020)	(16)	2%
Change in fair value of warrants	6	(42)	48	-114%
(Loss) gain on foreign exchange	(1)	15	(16)	-107%
Other income	233	203	30	15%
Total other expense	(728)	(844)	46	-5%

Net loss	$(4,228)	$(4,351)	$123	-3%

Three Months Ended March 31, 2015 compared with the Three Months Ended March 31, 2014

Revenues: The consolidated revenues for the three months ended March 31, 2015 increased $0.06 million, or 3%, to $1.85 million from $1.79 million for the three months ended March 31, 2014. The increase was primarily due to $0.33 of revenues increased in sales of nLTO materials in China and offset by $0.27 million decrease in product sales in U.S. during the three months ended March 31, 2015 as compared to the same period in the prior year.

Cost of goods sold: The consolidated costs of goods sold for the three months ended March 31, 2015 was $2.11 million, an increase of $0.10 million or 5% from $2.01 million for the three months ended March 31, 2014. The increase was primarily due to the operations in China which costs of goods sold increased by $0.50 million due to increased sales in nLTO materials to related parties during the three months ended March 31, 2015 as compared to the same period in 2014. The cost of goods sold in the U.S. operations decreased by $0.40 million due to lower product sales during the three months ended March 31, 2015 as compared to the same period in prior year.

Research and development: Total consolidated research and development costs decreased by $0.22 million, or 50%, to $0.21 million for the three months ended March 31, 2015 from $0.43 million for the three months ended March 31, 2014. The decrease was mainly attributable to lower salaries and benefits from lower headcount in the U.S.

Sales and marketing: The consolidated sales and marketing expenses increased by $0.01 million, or 12%, to $0.13 million for the three months ended March 31, 2015 from $0.12 million for the three months ended March 31, 2014. The increase was mainly attributable to the China operations which sales and marketing expenses increased by $0.04 million. The increase was attributable to the increase of insurance expenses related to higher headcount of sales team in China. The sales and marketing expense in the U.S. operations decreased by $0.03 million due to lower headcount of the sales team as we shifted our operation focus to China.

General and administrative: The consolidated general and administrative expenses increased by $0.28 million, or 13%, to $2.42 million for the three months ended March 31, 2015 from $2.14 million for the three months ended March 31, 2014. The increase was attributable to the China operations which general and administrative expenses increased by $0.28 million due to increased headcount in China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.09 million, or 18%, to $0.41 million for the three months ended March 31, 2015, from $0.50 million for the three months ended March 31, 2014. The decrease was primarily related to the portion of fixed assets were fully depreciated in 2014.

Loss on disposal of fixed assets: The consolidated loss on disposal of fixed assets decreased by $0.11 million, or 100%, to nil for the three months ended March 31, 2015 from $0.11 million for the three months ended March 31, 2014. The Company did not sell any fixed assets sold during the three months ended June 30, 2015 and incurred losses on the fixed assets sold during the three months ended March 31, 2014.

Interest (expense), net: The consolidated interest (expense), net increased to $1.04 million for the three months ended March 31, 2015, from $1.02 million for the three months ended March 31, 2014, an increase of $0.02 million or 2%. The increase was mainly attributable to the China operations which interest expense increased by $0.02 million due to higher debt balances during the three months ended March 31, 2015 as compared to the same period in the prior year.

Change in fair value of warrants: During the three months ended March 31, 2015 and 2014, the Company recorded a gain of $0.01 million and a loss of $0.04 million, respectively, an increase of $0.05 million or 114%, due to the change in the fair value of warrants outstanding that were previously issued.

(Loss) Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency represented a loss of $0.001 million and a gain of $0.02 million for the three months ended March 31, 2015 and 2014, respectively.

Other income: Other income amounted to $0.23 million and $0.20 million for the three months ended March 31, 2015 and 2014, an increase of $0.03 million or 15%. The increase of other income is primarily due to clearing of certain purchase orders that resulted in gain during the three months ended March 31, 2015.

Net loss: Net loss decreased by $0.12 million, or 3%, to $4.23 million for the three months ended March 31, 2015, from $4.35 million for the three months ended March 31, 2014. The decrease in net loss was driven by a $0.03 million increase in other income, and also by a decrease in depreciation and amortization expenses of $0.09 million, or 18%, for the three months ended March 31, 2015 as compared to the same period in the prior year.

The table below sets forth line items from the Company’s audited consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$6,744	$8,168	$(1,424)	-17%

Cost of goods sold	6,620	8,745	(2,125)	-24%

Gross profit (loss)	124	(577)	701	-121%

Operating expenses
Research and development	1,084	3,965	(2,881)	-73%
Sales and marketing	631	1,179	(548)	-46%
General and administrative	8,129	7,772	357	5%
Depreciation and amortization	1,850	1,459	391	27%
Loss on disposal of assets	92	32	60	188%
Total operating expenses	11,786	14,407	(2,621)	-18%
Loss from operations	(11,662)	(14,984)	3,322	-22%

Other (expense) income
Interest (expense) income, net	(6,142)	255	(6,397)	-2509%
Change in fair value of warrants	344	(260)	604	-232%
(Loss) gain on foreign exchange	15	(1)	16	-1600%
Other income-buses	28,275	-	28,275	100%
Other expenses-buses	(27,545)	-	(27,545)	100%
Other income	764	361	403	112%
Total other income (expense)	(4,289)	355	(4,644)	-1,308%

Net loss	$(15,951)	$(14,629)	$(1,322)	9%

Year Ended December 31, 2014 compared with the Year Ended December 31, 2013

Revenues: The consolidated revenues for the year ended December 31, 2014 decreased $1.43 million, or 17%, to $6.74 million from $8.17 million for the year ended December 31, 2013. The decrease was primarily due to U.S. operations decreasing by $3.24 million caused by decrease in product sales, offset by increased revenue by $1.81 million in China operations due to an increase in sales of nLTO materials during the year ended December 31, 2014 as compared to the prior year.

Cost of goods sold: The consolidated costs of goods sold for the year ended December 31, 2014 was $6.62 million a decrease of $2.13 million or 24% from $8.75 million for the year ended December 31, 2013. The decrease was primarily due to the decreased cost in U.S. operations of $4.46 million caused by lower product sales operations, offset by the increase in China operations of $2.33 million due to increased sales in nLTO materials during the year ended December 31, 2014 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $2.89 million, or 73%, to $1.08 million for the year ended December 31, 2014 from $3.97 million for the year ended December 31, 2013. The decrease was related mainly to lower salaries and benefits driven by lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.55 million, or 46%, to $0.63 million for the year ended December 31, 2014 from $1.18 million for the year ended December 31, 2013. The decrease was mainly attributable to the decrease in U.S. operations of $0.85 million due to lower headcount of the sales team as we shifted our operation focus to China, offset by the increase in China operations of $0.30 million due to increased headcount at China operations during the year ended December 31, 2014 compared to the same period in prior year.

General and administrative: The consolidated general and administrative expenses increased by $0.36 million, or 5%, to $8.13 million for the year ended December 31, 2014 from $7.77 million for the year ended December 31, 2013. The increase was mainly due to severance expenses. The general and administrative expenses of the China operations remained steady as of December 31, 2014 and 2013.

Depreciation and amortization: The consolidated depreciation and amortization increased by $0.39 million, or 27%, to $1.85 million from $1.46 million for the year ended December 31, 2014 and 2013, respectively. Higher depreciation and amortization was mainly related to new purchases of equipment at our China facility along with additional land use rights obtained.

Loss on disposal of fixed assets: Loss on disposal of fixed assets increased by $0.06 million, or 188%, to $0.09 million in 2014 from $0.03 million in 2013, respectively. This was primarily due to more proceeds received on the fixed assets sold during the year ended December 31, 2014 compared to the same period in 2013.

Interest (expense) income, net: The consolidated interest (expense) income, showed to a net interest expense of $6.14 million in 2014 from a net interest income of $0.26 million in 2013, respectively, a change of $6.40 million or 2,509%. The change in interest expense was mainly attributable to the China operations, which interest expense increased by $6.32 million because loans obtained in 2014 was mostly for working capital and not for construction. Most of the interest expenses were capitalized in China operations in 2013 as they were related to construction. The interest expense in the U.S. operations also increased by $0.08 million due to higher debt balances during the year ended December 31, 2014 as compared to the same period in the prior year.

Change in fair value of warrants: During the years ended December 31, 2014 and 2013, we recorded a gain of $0.34 million and a loss of $0.26 million, respectively, due to the change in the fair value of warrants outstanding that we had previously issued.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency represented a gain of $0.02 million and nil for the years ended December 31, 2014 and 2013, respectively.

Other income - buses: Other income - buses consisted of $28.28 million for the year ended December 31, 2014. The Company sold 153 buses in 2014.

Other expense - buses: Other expense - buses consisted of $27.55 million in 2014, which included cost of the buses and other expenses.

Other income: Other income amounted to $0.76 million and $0.36 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $0.40 million or 112%. This was mainly due to additional grant incentives received and recognized as other income in the year 2014.

Net loss: Net loss increased by $1.32 million, or 9%, to $15.95 million in 2014 from $14.63 million in 2013, respectively. The increase in net loss was mainly caused by a $6.40 million decrease in interest expense, net from $0.26 million interest income in 2013 to $6.14 million interest expenses in 2014. The major decrease in interest income was offset by an increase in gross margin of $0.70 million or 121%, and $2.62 million of lower operating expenses primarily driven by less research and development expenses due to reduced headcount at our U.S. facilities.

The table below sets forth line items from the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014

Revenues	$1,462	$5,125

Cost of goods sold	1,754	5,306

Gross loss	(292)	(181)

Operating expenses
Research and development	245	904
Sales and marketing	151	387
General and administrative	1,850	5,558
Depreciation and amortization	436	1,436
Gain (loss) on disposal of assets	(23)	82
Total operating expenses	2,659	8,367
Loss from operations	(2,951)	(8,548)

Other (expense) income
Interest (expense) income, net	(2,031)	(4,342)
Change in fair value of warrants	208	349
(Loss) Gain on foreign exchange	-	15
Other income-buses	3,317	3,317
Other expenses-buses	(4,852)	(4,852)
Other income	146	511
Total other (expense) income	(3,212)	(5,002)

Net loss	$(6,163)	$(13,550)

Three Months Ended September 30, 2014

Revenues: The consolidated revenues for the three months ended September 30, 2014 was $1.46 million, which was composed of $0.94 million in the U.S. operations and $0.52 million in the China operations. The revenue in the U.S. was primarily contributed by product sales and license fees during the three months ended September 30, 2014. The revenue in China was primarily from the nLTO sales to related party during the three months ended September 30, 2014.

Cost of goods sold: The consolidated costs of goods sold was $1.75 million for the three months ended September 30, 2014, which was composed of $0.97 million in the U.S operations and $0.78 million in the China operations. The cost of goods sold in the U.S. was primarily due to the costs of product sales during the three months ended September 30, 2014. The cost of goods sold in China was primarily due to the cost recognized from sales of nLTO materials to related party during the three months ended September 30, 2014.

Research and development: The consolidated research and development costs was $0.25 million for the three months ended September 30, 2014 which is from U.S. operations only. The Company did not have research and development personnel in China operations.

Sales and marketing: The consolidated sales and marketing expenses was $0.15 million for the three months ended September 30, 2014 which composed of $0.04 million in the U.S. operations and $0.11 million in the China operations. The Company shifted our operation focus to China, which caused the China operations had higher sales and marketing expenses than the U.S. operations during the three months ended September 30, 2014.

General and administrative: The consolidated general and administrative expenses was $1.85 million for the three months ended September 30, 2014 which composed of $1.17 million in the U.S. operations and $0.68 million in the China operations.

Depreciation and amortization: Depreciation and amortization was $0.44 million for the three months ended September 30, 2014, which composed of $0.21 million in the U.S. operations and $0.23 million in the China operations.

(Gain) loss on disposal of fixed assets: (Gain) loss on disposal of fixed assets was a gain of $0.02 million for the three months ended September 30, 2014 which is from the U.S. operations. The Company did not had any fixed assets sold in the China operations during the three months ended September 30, 2014.

Interest (expense) income, net: Interest (expense) income, net showed a net interest expenses of $2.03 million for the three months ended September 30, 2014, which composed of $0.10 million in the U.S. operations and $1.93 million in the China operations. The interest expenses in the China operations was primarily from loans for the purchase of materials during the three months ended September 30, 2014.

Change in fair value of warrants: During the three months ended September 30, 2014, we recorded a gain of $0.21 million for the change in the fair value of warrants outstanding that we had previously issued.

Other income - buses: Other income - buses consisted of $3.32 million for the three months ended September 30, 2014. The Company sold 20 buses during the three months ended September 30, 2014.

Other expense - buses: Other expense - buses consisted of $4.85 million for the three months ended September 30, 2014, which included cost of the buses and other expenses.

Other income: Other income amounted to $0.15 million for the three months ended September 30, 2014, which composed of $0.02 million in the U.S. operations and $0.13 million in the China operations. The other income in China is primarily due to the additional grant incentives received and recognized as other income during the three months ended September 30, 2014.

Net loss: Net loss was $6.16 million for the three months ended September 30, 2014, which composed of $1.56 million in the U.S. operations and $4.61 million in the China operations. The net loss was driven by $2.66 million in total operating expenses and $3.21 million in total other expenses during the three months ended September 30, 2014.

Nine Months Ended September 30, 2014

Revenues: The consolidated revenues were $5.13 million from for the nine months ended September 30, 2014, which composed of $3.65 million in the U.S. operations and $1.48 million in the China operations. The revenue in U.S. was primarily contributed by product sales and license fees during the nine months ended September 30, 2014. The revenue in China was primarily from the nLTO sales to related party during the three months ended September 30, 2014.

Cost of goods sold: The consolidated costs of goods sold was $5.31 million for the nine months ended September 30, 2014, which composed of $3.34 million in the U.S. operations and $1.97 million in the China operations. The cost of goods sold in the U.S. was primarily due to the costs of product sales during the nine months ended September 30, 2014. The cost of goods sold in China was primarily due to the cost recognized from sales of nLTO materials to related party during the nine months ended September 30, 2014.

Research and development: The consolidated research and development costs was $0.90 million for the nine months ended September 30, 2014 which is from U.S. operations only. The Company did not have research and development personnel in China operations.

              Sales and marketing: The consolidated sales and marketing expenses was $0.39 million for the nine months ended September 30, 2014, which composed of $0.17 million in the U.S. operations and $0.22 million in the China operations. The Company shifted our operation focus to China, which caused the China operations had higher sales and marketing expenses than the U.S. operations during the nine months ended September 30, 2014.

General and administrative: The consolidated general and administrative expenses was $5.56 million for the nine months ended September 30, 2014, which composed of $3.46 million in the U.S. operations and $2.10 million in the China operations.

Depreciation and amortization: Depreciation and amortization was 1.44 million for the nine months ended September 30, 2014, which composed of $0.64 million in the U.S operations and $0.80 million in the China operations.

(Gain) loss on disposal of fixed assets: Loss on disposal of fixed assets was $0.08 million for the nine months ended September 30, 2014, which is from the U.S. operations. The Company did not had any fixed assets sold in the China operations during the nine months ended September 30, 2014.

Interest (expense) income, net: Interest (expense) income, net showed a net interest expense of $4.34 million for the nine months ended September 30, 2014, which composed of $0.23 million in the U.S. operations and $4.11 million in the China operations. The interest expenses in the China operations was primarily from loans for the purchase of materials during the nine months ended September 30, 2014.

Change in fair value of warrants: During the nine months ended September 30, 2014, we recorded a gain of $0.35 million for the change in the fair value of warrants outstanding that we had previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a gain of $0.02 million for the nine months ended September 30, 2014.

Other income - buses: Other income - buses consisted of an income of $3.32 million for the nine months ended September 30, 2014. The Company sold 20 buses during the nine months ended September 30, 2014.

Other expenses - buses: Other expense - buses consisted of $4.85 million for the nine months ended September 30, 2014, which included cost of the buses and other expenses.

Other income: Other income amounted to $0.51 million for the nine months ended September 30, 2014, which composed of $0.07 million in the U.S. operations and $0.44 million in the China operations. The other income in the China operations was mainly related to additional grant incentives received and recognized as other income during the nine months ended September 30, 2014.

Net loss: Net loss was $13.55 million for the nine months ended September 30, 2014, which composed of $4.75 million in the U.S. operations and $8.80 million in the China operations. The net loss was driven by $8.37 million in total operating expenses and $5.02 million in total other expenses during the nine months ended September 30, 2014.

The table below sets forth line items from the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Inc. (Dec.)	Percentage Inc. (Dec.)	2014	2013	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$1,874	$3,152	$(1,278)	-41%	$3,663	$5,006	$(1,343)	-27%

Cost of goods sold	1,545	3,213	(1,668)	-52%	3,552	5,380	(1,828)	-34%

Gross profit (loss)	329	(61)	390	-639%	111	(374)	485	-130%

Operating expenses
Research and development	233	757	(524)	-69%	659	2,045	(1,386)	-68%
Sales and marketing	116	247	(131)	-53%	236	682	(446)	-65%
General and administrative	1,569	1,736	(167)	-10%	3,708	2,935	773	26%
Depreciation and amortization	506	325	181	56%	1,000	619	381	62%
Loss (gain) on disposal of assets	(5)	(19)	14	-74%	105	(19)	124	-653%
Total operating expenses	2,419	3,046	(627)	-21%	5,708	6,262	(554)	-9%
Loss from operations	(2,090)	(3,107)	1,017	-33%	(5,597)	(6,636)	1,039	-16%

Other (expense) income
Interest (expense) income, net	(1,291)	(32)	(1,259)	3934%	(2,311)	209	(2,520)	-1206%
Change in fair value of warrants	183	120	63	53%	141	(10)	151	-1510%
Gain on foreign exchange	-	-	-	0%	15	3	12	400%
Other income	162	28	134	479%	365	28	337	1204%
Total other (expense) income	(946)	116	(1,062)	-916%	(1,790)	230	(2,020)	-878%

Net loss	$(3,036)	$(2,991)	$(45)	2%	$(7,387)	$(6,406)	$(981)	15%

Three Months Ended June 30, 2014 compared with the Three Months Ended June 30, 2013

Revenues: The consolidated revenues for the three months ended June 30, 2014 decreased $1.28 million, or 41%, to $1.87 million from $3.15 million for the three months ended June 30, 2013. The decrease was primarily due to the operations in the U.S. which revenues decreased by $1.91 million due to that two long-term contracts related to ALTI ESS AdvantageTM systems were recognized during the three months ended June 30, 2013 whereas the Company did not incur similar revenues in the same period in 2014. The revenues from China operations increased by $0.63 million due to the increased sales in nLTO materials during the three months ended June 30, 2014, the Company did not have such revenues in the same period of prior year.

Cost of goods sold: The consolidated costs of goods sold for the three months ended June 30, 2014 was $1.55 million, a decrease of $1.66 million or 52% from $3.21 million for the three months ended June 30, 2013. The decrease was primarily due to the operations in the U.S. which costs of goods sold decreased by $2.28 million due to lower product sales during the three months ended June 30, 2014 as compared to the same period in prior year. The costs of goods sold in China operations increased by $0.62 million due to higher cost of nLTO manufacturing during the three months ended June 30, 2013.

Research and development: The consolidated research and development costs decreased by $0.53 million, or 69%, to $0.23 million for the three months ended June 30, 2014 from $0.76 million for the three months ended June 30, 2013. The decrease was related mainly to lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.13 million, or 53%, to $0.12 million for the three months ended June 30, 2014 from $0.25 million for the three months ended June 30, 2013. The decrease was mainly attributable to the U.S. operations which sales and marketing expenses decreased by $0.18 million due to lower headcount of the sales team as we shifted our operation focus to China. The sales and marketing expenses of the China operation’s increased by $0.05 million as we expanded our sales efforts in China.

General and administrative: The consolidated general and administrative expenses decreased by $0.17 million, or 10%, to $1.57 million for the three months ended June 30, 2014 from $1.74 million for the three months ended June 30, 2013. The decrease was mainly attributable to lower headcount at our U.S. facilities which decreased the general and administrative expenses by $0.29 million. The general and administrative expenses of the China operations increased by $0.14 million during the three months ended June 30, 2014 as compared to the same period in prior year.

Depreciation and amortization: Depreciation and amortization increased by $0.18 million, or 56%, to $0.51 million for the three months ended June 30, 2014, from $0.33 million for the three months ended June 30, 2013. Higher depreciation and amortization was mainly related to purchases of equipment at our China facilities.

(Gain) loss on disposal of fixed assets: Gain on disposal of fixed assets increased by $0.01 million, or 100%, to $0.01 million from $0.02 million for the three months ended June 30, 2014 and 2013, respectively. This was primarily due to higher proceeds received on the fixed assets sold during the three months ended June 30, 2014 compared to the same period in 2013.

Interest (expense) income, net: Interest expense, net showed $1.29 million for the three months ended June 30, 2014, from $0.03 million for the three months ended June 30, 2013, an increase of $1.26 million or 3,934%. The change in interest expense was mainly attributable to the China operations which interest expense increased by $1.25 million due to higher short term loans balances during the three months ended June 30, 2014. The interest expense in the U.S. operations also increased by $0.01 million due to higher debt balances during the three months ended June 30, 2014 as compared to the same period in the prior year.

Change in fair value of warrants: During the three months ended June 30, 2014 and 2013, we recorded a gain of $0.18 million and a gain of $0.12 million, respectively, due to the change in the fair value of warrants outstanding that we had previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency of nil for the three months ended June 30, 2014 and nil for the three months ended June 30, 2013, respectively.

Other income: Other income amounted to $0.16 million and $0.03 million for the three months ended June 30, 2014 and 2013, an increase of $0.13 million or 479%. The increase to income was mainly related to additional grant incentives received and recognized as other income during the current period as compared to the same period in the prior year.

Net loss: Net loss increased by $0.05 million, or 2%, to $3.04 million for the three months ended June 30, 2014, from $2.99 million for the three months ended June 30, 2013. The increase in net loss was driven by an increase of $1.26 million or 3,934% in interest expenses from higher loan balances, offset by decrease of $1.02 in loss of operations caused by lower operating expenses of $0.63 million or 21% for the current period versus the same period in the prior year.

Six Months Ended June 30, 2014 compared with the Six Months Ended June 30, 2013

Revenues: The consolidated revenues for the six months ended June 30, 2014 decreased $1.35 million, or 27%, to $3.66 million from $5.01 million for the six months ended June 30, 2013. The decrease was primarily due to the operations in the U.S. which revenues decreased by $2.31 million due to that two long-term contracts related to ALTI ESS AdvantageTM systems were recognized during the six months ended June 30, 2013 whereas we did not incur similar revenues in the same period in 2014. The revenues from China operations increased by $0.96 million as the production sales to a related party during the six months ended June 30, 2013.

Cost of goods sold: The consolidated costs of goods sold for the six months ended June 30, 2014 was $3.55 million, a decrease of $1.83 million or 34% from $5.38 million for the six months ended June 30, 2013. The decrease was primarily due to the operations in the U.S. which costs of goods sold decreased by $3.02 million due to lower product sales during the six months ended June 30, 2014 as compared to the same period in prior year. The costs of goods sold in China operations increased by $1.19 million due to increased sales during the six months ended June 30, 2014 compared to same period in 2013.

Research and development: The consolidated research and development costs decreased by $1.39 million, or 68%, to $0.66 million for the six months ended June 30, 2014 from $2.05 million for the six months ended June 30, 2013. The decrease was related mainly to lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.44 million, or 65%, to $0.24 million for the six months ended June 30, 2014 from $0.68 million for the six months ended June 30, 2013. The decrease was mainly attributable to the U.S. operations which sales and marketing expenses decreased by $0.51 million due to lower headcount of the sales team as we shifted our operation focus to China. The sales and marketing expenses of the China operations increased by $0.07 million as we were expanding our sales efforts in China.

General and administrative: The consolidated general and administrative expenses increased by $0.77 million, or 26%, to $3.71 million for the six months ended June 30, 2014 from $2.94 million for the six months ended June 30, 2013. The increase was mainly attributable to the China operations which general and administrative expenses increased by $0.82 million during the six months ended June 30, 2014 as compared to the same period in prior year. The increase was due to a greater headcount in China, offset by the decrease in operating costs in our U.S. operations which resulted in an overall increase.

Depreciation and amortization: Depreciation and amortization increased by $0.38 million, or 62%, to $1.00 million for the six months ended June 30, 2014, from $0.62 million for the six months ended June 30, 2013. Higher depreciation and amortization was mainly related to new purchases of equipment at our China facilities.

(Gain) loss on disposal of fixed assets: (Gain) loss on disposal of fixed assets changed by $0.13 million, or 653%, to loss of $0.11 million from gain of $0.02 million for the six months ended June 30, 2014 and 2013, respectively. This was primarily due to lower proceeds received on the fixed assets sold during the six months ended June 30, 2014 compared to the same period of 2013.

Interest (expense) income, net: Interest (expense) income, net changed to an expense of $2.31 million for the six months ended June 30, 2014, from an income of $0.21 million for the six months ended June 30, 2013, a decrease of $2.52 million or 1,206%. The change in interest (expense) income, net was mainly attributable to the China operations which interest (expense) income changed by $2.49 million due to higher short term loan balances during the six months ended June 30, 2014. The interest expense in the U.S. operations increased by $0.03 million due to higher debt balances during the six months ended June 30 2014 as compared to the same period in the prior year.

Change in fair value of warrants: During the six months ended June 30, 2014 and 2013, we recorded a gain of $0.14 million and a loss of $0.01 million, respectively, due to the change in the fair value of warrants outstanding that we had previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a gain of $15 thousand and $3 thousand for the six months ended June 30, 2014 and 2013, respectively.

Other income: Other income amounted to $0.37 million and $0.03 million for the six months ended June 30, 2014 and 2013, an increase of $0.34 million or 1,204%. The increase was primarily attributable to additional grant incentives received and recognized as other income during the six months ended June 30, 2014 as compared to same period in 2013.

Net loss: Net loss increased by $0.98 million, or 15%, to $7.39 million for the six months ended June 30, 2014, from $6.41 million for the six months ended June 30, 2013. The increase in net loss was driven by an increase in interest expense of $2.52 million or 1,206% from higher loan balances, offset by $0.55 million or 9% lower operating expenses experienced mainly at our U.S. facilities during the six month ended June 30, 2014 compared to same period in 2013.

The table below sets forth line items from the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$1,789	$1,854	$(65)	-4%

Cost of goods sold	2,007	2,167	(160)	-7%

Gross loss	(218)	(313)	95	-30%

Operating expenses
Research and development	426	1,288	(862)	-67%
Sales and marketing	120	435	(315)	-72%
General and administrative	2,139	1,199	940	78%
Depreciation and amortization	494	294	200	68%
Gain on disposal of assets	110	-	110	100%
Total operating expenses	3,289	3,216	73	2%
Loss from operations	(3,507)	(3,529)	22	-1%

Other (expense) income
Interest (expense) income, net	(1,020)	241	(1,261)	-523%
Change in fair value of warrants	(42)	(130)	88	-68%
Gain on foreign exchange	15	3	12	400%
Other income	203	-	203	100%
Total other (expense) income	(844)	114	(958)	-840%

Net loss	$(4,351)	$(3,415)	$(936)	27%

Three Months Ended March 31, 2014 compared with the Three Months Ended March 31, 2013

Revenues: The consolidated revenues for the three months ended March 31, 2014 decreased slightly by $0.06 million, or 4%, to $1.79 million from $1.85 million for the three months ended March 31, 2013. The decrease was primarily due to the operations in the U.S. which revenues decreased by $0.39 million due to two long-term contracts related to ALTI ESS AdvantageTM systems during the three months ended March 31, 2013 as the Company did not incur similar revenues in the same period in 2014. The revenues from China operations increased by $0.33 million due to increased production sales to a related party during the three months ended March 31, 2014 compared to same period in 2013.

Cost of goods sold: The consolidated costs of goods sold for the three months ended March 31, 2014 was $2.01 million, a decrease of $0.16 million or 7% from $2.17 million for the three months ended March 31, 2013. The decrease was primarily due to the operations in the U.S. which costs of goods sold decreased by $0.73 million due to lower product sales, offset by an increase of $0.57 million in China operation due to increased product sales during the three months ended March 31, 2014 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $0.86 million, or 67%, to $0.43 million for the three months ended March 31, 2014 from $1.29 million for the three months ended March 31, 2013. The decrease was related mainly to lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.32 million, or 72%, to $0.12 million for the three months ended March 31, 2014 from $0.4 million for the three months ended March 31, 2013. The decrease was mainly attributable to the U.S. operations which sales and marketing expenses decreased by $0.34 million due to lower headcount of the sales team as we shifted our operation focus to China. The sales and marketing expenses of the China operations increased by $0.02 million as we were expanding our sales efforts in China.

General and administrative: The consolidated general and administrative expenses increased by $0.94 million, or 78%, to $2.14 million for the three months ended March 31, 2014 from $1.20 million for the three months ended March 31, 2013. The increase was mainly attributable to the China operations which general and administrative expenses increased by $0.68 million during the three months ended March 31, 2014 as compared to the same period in prior year. The increase was due to a greater headcount and business expansion in China and increased facility overhead in US operations during the three months ended March 31, 2014 as compared to the same period in 2013.

Depreciation and amortization: Depreciation and amortization increased by $0.20 million, or 68%, to $0.49 million for the three months ended March 31, 2014, from $0.29 million for the three months ended March 31, 2013. Higher depreciation and amortization was mainly related to new purchases of equipment and land use rights at our China facilities.

(Gain) loss on disposal of fixed assets: (Gain) Loss on disposal of fixed assets changed by $0.11 million, or 100%, to gain of $0.11 million from $nil for the three months ended March 31, 2014 and 2013, respectively. This was primarily due to the facility clearing on obsolete fixed assets during the three months ended March 31, 2014 as compared to the proceeds received on the fixed assets sold in the same period of 2013.

Interest expense, net: Interest expense, net decreased to an expense of $1.02 million for the three months ended March 31, 2014, from an income of $0.24 million for the three months ended March 31, 2013, a decrease of $1.26 million or 523%. The increase in interest expense was mainly attributable to the China operations which interest expense increased by $1.24 million due to higher short term loan balances during the three months ended March 31, 2014. The interest expense in the U.S. operations also increased by $0.02 million due to higher debt balances during the three months ended March 31 2014 as compared to the same period in the prior year.

Change in fair value of warrants: During the three months ended March 31, 2014 and 2013, we recorded a loss of $0.04 million and $0.13 million, respectively, due to the change in the fair value of warrants outstanding that we had previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a gain of $0.01 million and $0.00 million for the three months ended March 31, 2014 and 2013, respectively.

Other income: Other income amounted to an income of $0.20 and nil for the three months ended March 31, 2014 and 2013. The increase was mainly related to additional grant incentives received and recognized as other income during the current period as compared to the same period in the prior year.

Net loss: Net loss increased by $0.93 million to $4.35 million for the three months ended March 31, 2014, from $3.42 million for the three months ended March 31, 2013. The increase in net loss was driven by a decrease in interest expense of $1.26 million or 523% from higher loan balances, offset by gross margin increase of $0.10 million or 30% for the current period versus the same period in the prior year.

The table below sets forth line items from the Company’s audited consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$8,168	$1,547	$6,621	428%

Cost of goods sold	8,745	2,872	5,873	204%

Gross loss	(577)	(1,325)	748	-56%

Operating expenses
Research and development	3,965	6,423	(2,458)	-38%
Sales and marketing	1,179	2,864	(1,685)	-59%
General and administrative	7,772	6,908	864	13%
Depreciation and amortization	1,459	1,071	388	36%
Gain on disposal of assets	32	-	32	100%
Total operating expenses	14,407	17,266	(2,859)	-17%
Loss from operations	(14,984)	(18,591)	3,607	-19%

Other (expense) income
Interest income, net	255	48	207	431%
Change in fair value of warrants	(260)	564	(824)	-146%
Loss on foreign exchange	(1)	(7)	6	-86%
Other income	361	-	361	100%
Total other income	355	605	(250)	-41%

Net loss	$(14,629)	$(17,986)	$3,357	-19%

Year Ended December 31, 2013 compared with the Year Ended December 31, 2012

Revenues: The consolidated revenues for the year ended December 31, 2013 increased $6.62 million, or 428%, to $8.17 million from $1.55 million for the year ended December 31, 2012. The increase was primarily due to U.S. operations, which revenues increased by $6.25 million due to increase in product sales and ESS projects during the year ended December 31, 2013 as compared to the same period in prior year. The revenues from China operations increased by $0.37 million due to sales of nLTO materials by expansion of China facilities which started in the last quarter of 2013.

Cost of goods sold: The consolidated costs of goods sold for the year ended December 31, 2013 was $8.75 million, an increase of $5.88 million or 204% from $2.87 million for the year ended December 31, 2012. The increase was primarily due to US operations which costs of goods sold increased by $5.53 million due to higher product sales and recognition of deferred costs associated with the ESS projects during the year ended December 31, 2013 as compared to the same period in prior year. The costs of goods sold in China operations increased by $0.35 million due to increased product sales during the year ended December 31, 2013 compared to the same year of 2012.

Research and development: The consolidated research and development costs decreased by $2.45 million, or 38%, to $3.97 million for the year ended December 31, 2013 from $6.42 million for the year ended December 31, 2012. The decrease was related mainly to lower salaries and benefits driven by lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $1.68 million, or 59%, to $1.18 million for the year ended December 31, 2013 from $2.86 million for the year ended December 31, 2012. The decrease was attributable to U.S. operations, which sales and marketing decreased $1.70 million due to lower headcount and most sales and marketing activities shifted to China for the year ended December 31, 2013 compared to the prior year. The sales and marketing in our China operations increased by $0.02 million due to expansion of sales and marketing team in China.

General and administrative: The consolidated general and administrative expenses increased by $0.86 million, or 13%, to $7.77 million for the year ended December 31, 2013 from $6.91 million for the year ended December 31, 2012. The increase was mainly attributable to our China operations of an increase of $2.21 million as we added additional employees to our China facilities, offset by the decrease in our U.S. operations of $1.35 million primarily due to reduction in expenses such as legal, consultants, business development and travel during the year ended December 31, 2013 compared to the prior year.

Depreciation and amortization: Depreciation and amortization increased by $0.39 million, or 36%, to $1.46 million from $1.07 million for the year ended December 31, 2013 and 2012, respectively. Higher depreciation and amortization was mainly related to new purchases of equipment at our China facilities along with additional land use rights obtained.

Loss on disposal of fixed assets: Loss on disposal of fixed assets amounted to loss of $0.03 million and nil for the years ended December 31, 2013 and 2012, respectively. This was primarily due to the loss incurred on the fixed assets sold during the year ended December 31, 2013 and the Company did not sell any fixed assets during the year ended December 31, 2012.

Interest income, net: Interest income, net amounted to an income of $0.26 million and $0.05 million for the years ended December 31, 2013 and 2012, respectively, an increase of $0.21 million or 431%. The increase was driven by higher interest income earned during the year ended December 31, 2013 as compared to the same period in the prior year.

Change in fair value of warrants: During the years ended December 31, 2013 and 2012, we recorded a loss of $0.26 million and a gain of $0.56 million, respectively, due to the change in the fair value of warrants outstanding that were had previously issued.

Loss on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a loss of $0.003 million and a loss of $0.01 million for the years ended December 31, 2013 and 2012, respectively.

Other income: Other income of $0.36 million for the year ended December 31, 2013 represented amortization of grant incentives income received during the year ended December 31, 2013.

Net loss: Net loss decreased by $3.36 million or 19%, to $14.63 million for the year ended December 31, 2013, from $17.99 million for the year ended December 31, 2012. The decrease in net loss was mainly driven by a decrease of $3.61 million or 19% in loss from operations, offset by decrease of other income of $0.25 million during the year ended December 31, 2013 as compared to the same period in 2012.

Liquidity and Capital Resources

Our working (deficit) capital is as follows (In thousands of dollars):

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Current Assets	$63,102	$74,726	$33,453	$34,754
Current Liabilities	(110,948)	(67,492)	(49,375)	(18,026)
Net Working (Deficit) Capital	$(47,846)	$7,234	$(15,922)	$16,728

On December 31, 2015, we had a working deficit of ($47.85) million compared to working capital of $7.23 million on December 31, 2014. The decrease was primarily related to a decline in current assets of $11.62 million attributable mainly to $19.22 million decrease in prepaid expenses and other current assets which related to other receivable of EV Buses and $18.48 million decrease in amount due from related parties offset by $25.41 million increase in short-term investment, and increase in current liabilities of $43.46 million attributable mainly to $23.78 million increase in current portion of long term note payable and $19.11 million increase in short term note payable.

On December 31, 2014, we had a working capital of $7.23 million compared to a working deficit of $15.92 million on December 31, 2013. The increase in working capital was primarily related to an increase of $25.48 million, of which $4.09 million was due to the decrease in EV Buses for resale and $29.57 million was receivable resulted from the sale of EV Buses that occurred during the year ended December 31, 2014 for which we collected during the year ended December 31, 2015.

On December 31, 2013, we had a working deficit of ($15.92) million compared to working capital of $16.73 million on December 31, 2012. The decrease in working capital was primarily related to a decrease in cash and cash equivalents of $11.08 million and increase of $29.56 million in short term note payable.

A summary of our cash flow activities is as follows (In thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013	2012
Net cash provided by (used in) Operating Activities	$15,111	$(26,217)	$(32,439)	$(20,590)
Net cash used in Investing Activities	(32,840)	(23,273)	(11,079)	(31,926)
Net cash provided by Financing Activities	21,501	49,388	31,432	18,481
Effect of exchange rate changes on cash and cash equivalents	(2,685)	(186)	1,003	(112)
Increase (Decrease) in Cash during the period	1,087	(288)	(11,083)	(34,147)
Cash, Beginning of Period	1,001	1,289	12,372	46,519
Cash, End of Period	$2,088	$1,001	$1,289	$12,372

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

Net cash provided by operating activities was $15.11 million for the year ended December 31, 2015 as compared to a net use of cash of $26.22 million for the year ended December 31, 2014. The net increase in cash from operations resulted from $17.74 million cash received from related parties and $25.51 million cash received due to collection of other receivables for the buses sales offset by $19.51 million in net loss.

Net cash used in investing was $32.84 million for the year ended December 31, 2015 as compared to $23.27 million for the year ended December 31, 2014. Cash used in investing activities was driven by our purchases of production equipment and placement of term deposit in China, offset by loan repayment to related party.

Net cash provided by financing activities was $21.50 million for the year ended December 31, 2015 as compared to $49.39 million for the year ending December 31, 2014. The decrease in cash from financing activities primarily related to lower proceeds from notes payable and payments to outstanding notes payable.

Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

Net cash used in operating activities was $26.22 million for the year ended December 31, 2014 as compared to a net use of cash of $32.44 million for the year ended December 31, 2013. The net decrease in cash used in operations resulted primarily from an increase of $30.57 million in prepaid expense-noncurrent and bus reserves during the year ended December 31, 2014.

Net cash used in investing was $23.27 million for the year ended December 31, 2014 as compared to $11.08 million for the year ended December 31, 2013. Increase in cash used in investing activities was driven by $5.68 million of long term investment and $14.31 million loan to related party during the year ended December 31, 2014.

Net cash provided by financing activities was $49.39 for the year ended December 31, 2014 as compared to $31.43 for the year ending December 31, 2013. The net increase in cash provided in financing activities was driven by $24.29 million of proceeds from related party notes during the year ended December 31, 2014.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

Net cash used in operating activities was $32.44 million for the year ended December 31, 2013 as compared to a net use of cash of $20.59 million for the year ended December 31, 2012. The net increase in cash used in operations resulted primarily from $15.28 million cash payment in prepaid expenses, non-current and $8.89 million in receivables from related party as of December 31, 2013 as compared to 2012.

Net cash used in investing was $11.08 million for the year ended December 31, 2013 as compared to $31.93 million for the year ended December 31, 2012. Cash used in investing activities during the year ended December 31, 2013 was driven by our purchases of production equipment and construction of production facilities and also the purchases of land use rights in China offset partially by a decrease in restricted cash. This compares to use of cash for investing activities during the year ended December 31, 2012 related to an increase in restricted cash and purchase of land use rights.

Net cash provided by financing activities was $31.43 million for the year ended December 31, 2013 as compared to $18.48 million for the year ending December 31, 2012. During the year ended December 31, 2013, we received proceeds from notes payable of $35.18 million, offset by payments against notes payable of $5.73 million. This compares to proceeds from notes payable of $6.68 million and grants received from the Wu’an government of $11.80 million during the year ended December 31, 2012.

Going Concern

For the year ended December 31, 2015, the Company incurred a net loss of $19.51 million and had an accumulated deficit and working capital deficit of $272.49 million and $47.85 million, respectively. In addition, the Company has $70.54 million of debt coming due in the next 12 months and the Company anticipates continuing to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately generate revenues at a level that will result in profitability and positive cash flows from operations. To address these matters, management is taking actions to pay off loans when due, refinance existing loans if needed, obtain capital leases, obtain additional loans collateralized by the land use rights, third party guarantees and other assets, and obtain approval for additional grant incentives from the government of Wu’an, China. However, there can be no assurance that additional grant funds to support our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise additional funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Capital Commitments Equipment

The Company has contractual obligations related to future capital expenditures for equipment as of December 31, 2015. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2015 is $2.96 million.

Capital Commitment - Construction

As discussed further in Note 9, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $314.85 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the land use rights, with initial construction occurring in 2013.

Debt

As of December 31, 2015, we are required to pay principal amounts of $70.54 million in 2016 with the remainder of $6.60 million payable in 2017.

Lease

We leased a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems.  The lease, as amended recently on January 27, 2015, expires on June 30, 2017. Effective May 1 2016, we agreed to pay $140,000 as a payment to terminate the lease effective by the end of May 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Altair Nanotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Altair Nanotechnologies, Inc. and its Subsidiaries (the “Company”) as of December 31, 2015, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altair Nanotechnologies, Inc. and its Subsidiaries, as of December 31, 2015, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum llp

Marcum llp

New York, NY
November 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Altair Nanotechnologies Inc.

Reno, Nevada

We have audited the accompanying consolidated balance sheet of Altair Nanotechnologies Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altair Nanotechnologies Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

April 1, 2013

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	As of December 31,
	2015	2014	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,088	$1,001	$1,289	$12,372
Restricted cash	231	4,661	4,419	6,245
Short-term investment	25,410	-	2,932	-
Accounts receivable, net	523	650	1,174	1,498
Amounts due from related parties	15,923	34,405	8,923	-
Notes receivable	74	-	-	-
Product inventories, net	7,671	6,914	5,144	7,416
Prepaid expenses and other current assets	7,728	26,952	9,373	937
Deferred contract costs	3,454	143	199	4,532
Other assets, related parties	-	-	-	1,754
Total current assets	63,102	74,726	33,453	34,754
Restricted cash	-	243	-	11,803
Deferred contract costs, non-current	-	2,289	1,747	-
Prepaid expenses, non-current	3,792	6,787	15,882	-
Property, plant and equipment, net	36,395	19,893	19,147	5,933
Patents, net	47	122	198	274
Long-term investment	-	5,684	-	-
Other non-current asset	4,138	390	-	-
Land use right, net	26,685	25,733	22,387	13,625
Total Assets	$134,159	$135,867	$92,814	$66,389
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$7,107	$6,253	$7,902	$2,599
Amounts due to related parties included note payable of $nil and $5,684 as of December 31, 2015 and 2014, respectively	25,459	26,283	-	-
Accrued salaries and benefits	1,914	1,263	925	632
Accrued warranty	168	173	432	418
Accrued liabilities	1,169	888	854	384
Deferred revenues and customer deposit	3,776	4,425	2,308	7,218
Deferred income - Grant Incentives	551	529	357	-
Warrant liabilities	1	6	350	90
Current portion of long term notes payable	25,564	1,786	-	-
Other current liabilities	266	24	-	-
Notes payable	44,973	25,862	36,241	6,680
Capital lease obligation	-	-	6	5
Total current liabilities	110,948	67,492	49,375	18,026
Long term notes payable, net of current portion	6,622	33,942	-	-
Other non-current liabilities	3,565	335	-	-
Deferred revenue and customer deposit, non-current	-	2,303	3,419	-
Deferred income - Grant Incentives, non-current	26,192	24,976	17,072	11,803
Capital lease obligation, less current portion	-	-	-	4
Total Liabilities	147,327	129,048	69,866	29,833
Commitments and contingencies (Note 18)
Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735, 11,606,735, 11,606,735, and 11,590,067 shares issued and outstanding at December 31, 2015, 2014, 2013, 2012, respectively	12	12	12	12
Additional paid in capital	259,102	259,091	259,083	259,065
Accumulated deficit	(272,495)	(252,989)	(237,038)	(222,409)
Accumulated other comprehensive (income) loss	213	705	891	(112)
Total stockholders' (deficit) equity	(13,168)	6,819	22,948	36,556
Total Liabilities and Stockholders' (Deficit) Equity	$134,159	$135,867	$92,814	$66,389

The accompanying notes are an integral part of these financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Years Ended December 31,
	2015	2014	2013	2012
Revenues
Product sales	$5,883	$4,028	$7,481	$1,284
Product sales –Related Parties	7,919	2,184	367	-
License fees	332	264	246	240
Commercial collaborations	144	268	74	23
Total revenues	14,278	6,744	8,168	1,547
Cost of goods sold
Product costs	5,159	3,950	8,400	2,872
Cost to related party sales	7,523	2,670	345	-
Inventory write down	1,352	-	-	-
Total cost of goods sold	14,034	6,620	8,745	2,872

Gross profit (loss)	244	124	(577)	(1,325)
Operating expenses
Research and development	808	1,084	3,965	6,423
Sales and marketing	862	631	1,179	2,864
General and administrative	11,709	8,129	7,772	6,908
Impairment expense	652	-	-	-
Depreciation and amortization	1,560	1,850	1,459	1,071
Loss on disposal of assets	142	92	32	-
Total operating expenses	15,733	11,786	14,407	17,266
Loss from operations	(15,489)	(11,662)	(14,984)	(18,591)
Other income (expense)
Interest income (expense) net	(2,533)	(6,142)	255	48
Change in fair value of warrants	5	344	(260)	564
Gain (loss) on foreign exchange	1	15	(1)	(7)
Other income - electric bus sales	11,419	28,275	-	-
Other expenses – electric bus sales	(13,548)	(27,545)	-	-
Other income	639	764	361	-
Total other income (expense)	(4,017)	(4,289)	355	605
Net loss	$(19,506)	$(15,951)	$(14,629)	$(17,986)
Other Comprehensive Income
Foreign Currency Translation Adjustments	(492)	(186)	1,003	(112)
Comprehensive Loss	$(19,998)	$(16,137)	$(13,626)	$(18,098)
Loss per common share - basic and diluted	$(1.68)	$(1.37)	$(1.26)	$(1.55)
Weighted average shares - basic and diluted	11,606,735	11,606,735	11,591,939	11,590,067

The accompanying notes are an integral part of these financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Expressed in thousands of United States Dollars, except shares)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2011	11,590,067	$12	$257,884	$(204,423)	$-	$53,473
Net loss				(17,986)		(17,986)
Foreign currency translation adjustment					(112)	(112)
Reduction in issuance costs from legal claims settlement			1,050			1,050
Share-based compensation			131			131
Balance, December 31, 2012	11,590,067	12	259,065	(222,409)	(112)	36,556
Net loss	-	-	-	(14,629)	-	(14,629)
Common stock issued on exercised option	16,668	-	48	-	-	48
Unrealized gain/loss on foreign exchange	-	-	-	-	1,003	1,003
Forfeiture of options	-	-	(30)	-	-	(30)
Balance, December 31, 2013	11,606,735	12	259,083	(237,038)	891	22,948
Net loss	-	-	-	(15,951)	-	(15,951)
Unrealized gain/loss on foreign exchange	-	-	-	-	(186)	(186)
Stock-based compensation	-	-	8	-	-	8
Balance, December 31, 2014	11,606,735	12	259,091	(252,989)	705	6,819
Net loss	-	-	-	(19,506)	-	(19,506)
Unrealized gain/loss on foreign exchange	-	-	-	-	(492)	(492)
Stock-based compensation	-	-	11	-	-	11
Balance, December 31, 2015	11,606,735	$12	$259,102	$(272,495)	$213	$(13,168)

The accompanying notes are an integral part of these financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,694)	$(9,656)	$(14,629)	$(17,986)
Adjustment to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities
Depreciation and amortization	1,560	1,850	1,459	1,071
Accretion	(169)	(10)	-	-
Share-based compensation	11	8	(30)	131
Change in other receivable reserves	(6,287)	6,287		-
Change in fair value of warrants	(5)	(344)	260	(564)
Impairment expense	2,004	-	-	-
Changes in Operating Assets and Liabilities
Accounts receivable, net	52	(5,666)	324	(1,165)
Product inventories, net	(2,109)	(1,770)	2,272	(2)
Prepaid expenses and other current assets	25,511	(23,866)	(6,682)	(1,129)
Deferred contract costs	(1,022)	(486)	2,586	(3,854)
Trade accounts payable	(1,885)	(1,301)	1,263	(2,221)
Accrued salaries and benefits	651	338	293	(500)
Accrued warranty	(5)	(259)	14	64
Accrued liabilities	281	34	470	(37)
Deferred revenue and customer deposit	(2,952)	1,001	(1,491)	5,602
Deferred income - Grant Incentives	1,238	8,076	5,626	-
Other liabilities	3,217	343	-	-
Amounts due from related parties	17,740	(11,175)	(8,890)	-
Amounts due to related parties	110	1,996	-	-
Prepaid expenses, non-current	-	15,284	(15,284)	-
Other non-current asset	(3,324)	(363)	-	-
Restricted cash	-	(243)	-	-
Net Cash Provided by (Used in) Operating Activities	15,111	(26,209)	(32,439)	(20,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	-	11,803	(18,048)
Placement of term deposit	(19,726)	(5,684)	(2,932)	-
Maturity of term deposit	-	2,932	-	-
Purchase of property, plant and equipment	(12,421)	(2,363)	(10,754)	(253)
Proceeds from asset disposal	-	11	56
Purchase of land use right	(1,435)	(3,851)	(9,163)	(13,625)
Repayment from (loan to) related parties	742	(14,307)	(33)	-
Net Cash Used in Investing Activities	(32,840)	(23,273)	(11,079)	(31,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	4,673	(242)	1,826	-
Proceeds from trade acceptance	10,236	-	115	-
Repayment of trade acceptance	(5,610)	(116)	-	-
Proceeds from notes payable	39,538	56,632	35,176	6,680
Repayment of notes payable	(26,402)	(31,167)	(5,730)	-
Proceeds (payment) of related party notes	(934)	24,287	-	-
Deferred income	-	-	-	11,803
Cash received for stock option exercise	-	-	48	-
Repayment of capital lease obligation	-	(6)	(3)	(2)
Net Cash Provided by Financing Activities	21,501	49,388	31,432	18,481
Effect of exchange rate changes on cash and cash equivalents	(2,783)	(194)	1,003	(112)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,087	(288)	(11,083)	(34,147)
CASH AND CASH EQUIVALENTS, beginning of year	1,001	1,289	12,372	46,519
CASH AND CASH EQUIVALENTS, end of year	$2,088	$1,001	$1,289	$12,372

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	-	-	-	-
Interest expense	5,467	$5,540	$709	$73

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Company and Business

Altair Nanotechnologies Inc., (the “Company”) is a Delaware corporation that develops, manufactures and sells nano lithium titanate batteries and energy storage systems. The Company’s nano lithium titanate battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. The Company targets applications that utilize the key attributes of its technology with product applications mainly found in the electric grid, transportation (commercial vehicles), and industrial market segments. The Company has also added to our business strategy in recent years the purchase and sale of EV Buses.

In July 2011, the Company initiated activities to enter the China market including the sales of batteries and systems, and to develop a manufacturing and supply chain strategy to reduce costs.

Effective May 15, 2012, Altair Nanotechnologies, Inc. changed its jurisdiction of incorporation from Canada to the State of Delaware by means of a domestication (the “Domestication”) under Section 188 of the Canada Business Corporations Act and Section 388 of the Delaware General Corporation Law.

In April 2012, the Company formed Altair Nanotechnologies (China) Co., Ltd. (“Altair China”) and Northern Altair Nanotechnologies Co., Ltd. (“Northern Altair”) in order to aggregate key elements of its supply chain and expand into the Chinese market.

On April 19, 2012, Altair China entered into an agreement (the “Agreement") with Wu’an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, Hebei Province in China.

The Agreement provides the framework for Altair China's location of a nano lithium titanate oxide (nLTO) manufacturing facility in a newly formed technology park in Wu'an which has capacity of producing up to 3,000 tons per annum. The Company anticipates the future expansion of such facility based on market demand and the establishment of an energy storage system production line. This future expansion is in process and the Company expects to be able to reach this capacity in early 2017.

To provide incentives for Altair China to locate in Wu'an, the government of Wu'an had agreed, subject to tender, auction and listing procedures that may be required by law, to make approximately 330 acres of commercial land available to Altair China free of rent or land transfer fees for a 50-year commercial term and, subject to certain limitations and procedures, to provide additional tax incentives to Altair China. The Agreement stipulated that Altair China would establish a presence in Wu'an immediately, the first piece of Land Use Rights with 66 acres was granted in November 2012 and the first phase of Altair China's construction of the facility was completed in late 2013. The Agreement designates the purchase by Wu'an and Handan of EV Buses beginning in late 2012 and continuing for five years, and includes the future purchase of electric taxis and energy storage systems.

In January 2014, the Company approved plans to consolidate all manufacturing operations in the United States of America (“U.S.A.”) and to move them to Wu’an, China.  The Company will continue to retain engineering, research and development, sales and marketing, and support capabilities in the U.S.A. Starting in early 2016, the Company’s principal assets and operations were located in China. Management does not expect that moving manufacturing operations to China will represent a strategic shift such that the change will have a major effect on the Company’s operations.

NOTE 2 – GOING CONCERN

For the year ended December 31, 2015, the Company incurred a net loss of $19.51 million and had an accumulated deficit and working capital deficit of $272.49 million and $47.85 million, respectively. In addition, the Company has $70.54 million of debt coming due in the next 12 months and the Company anticipates continuing to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately generate revenues at a level that will result in profitability and positive cash flows from operations. To address these matters, management is taking actions to pay off loans when due, refinance existing loans if needed, obtain capital leases, obtain additional loans collateralized by the land use rights, third party guarantees and other assets, and obtain approval for additional grant incentives from the government of Wu’an, China. However, there can be no assurance that additional grant funds to support our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise additional funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries which include (1) Altair U.S. Holdings, (2) Altairnano, Inc., (3) Altair China and (4) Northern Altair. All of the subsidiaries are either incorporated in the United States of America or China. Inter-company transactions and balances have been eliminated in consolidation.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of fiscal year 2013, the Company concluded that it was appropriate to classify its deferred revenue and deferred contract cost based on the short-term and long-term nature. Previously, deferred cost and deferred contract cost were reported as short term.  This change in classification does not materially affect previously reported Consolidated Statements of Cash Flows, and had no effect on the previously reported Consolidated Statements of Operations for any period.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in thousands of U.S. Dollars. The functional currency for the subsidiaries in China is the Chinese Yuan or RMB. Assets and liabilities are translated to the reporting currency at exchange rates on the balance sheet dates, revenue and expenses are translated at average exchange rates during the period, and equity accounts are translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in other comprehensive income (loss). Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the assumptions used to calculate deferred revenue, financial guaranty, long term payable, refundable security deposit, deferred income taxes, contingencies, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of bank deposits and institutional money market funds.  Short-term investments that are highly liquid have insignificant interest rate risk and original maturities of 90 days or less are classified as cash and cash equivalents. Cash and cash equivalent accounts maintained in financial institutions in the U.S.A. are insured by the Federal Deposit Insurance Corporation (“FDIC”).  In the event of bank failure, there is no rule or regulation for obligatory insurance regarding to cash deposit accounts maintained within China. However, the Company has not experienced any losses in such accounts.

Restricted Cash

The Company’s restricted cash represents cash required to be deposited related to various letter of credits and also cash designated for use in China operations. Restricted cash comprised the following (In thousands of dollars):

	December 31,
Short Term	2015	2014	2013	2012
Restricted cash related to trade acceptance (Note 12)	$-	$-	$117	$-
Standby letter of credit related to bank loan (Note 12)	-	4,661	4,302	6,245
Other	231	-	-	-
Total	$231	$4,661	$4,419	$6,245

Long Term	2015	2014	2013	2012
Other	$-	$243	$-	$11,803

As of December 31, 2015, cash of $0.23 million is restricted as performance guarantee for China State Grid Project.

As of December 31, 2014, cash of $0.52 million is restricted by Bank of China for a letter of international credit; cash of $4.14 million is set aside to secure the financing from Bank of China; cash of $0.24 million is restricted as performance guarantee for China State Grid Project.

As of December 31, 2013, cash of $0.21 million is restricted by Bank of China for a letter of international credit; cash of $4.09 million is set aside to secure the financing from Bank of China; cash of $0.12 million is restricted by Handan Bank for issuance of a trade acceptance.

As of December 31, 2012, cash amount of $0.29 million is restricted by the Bank of China for letter of international credit; cash amount of $2.06 million and $3.89 million set aside to secure the financing from Bank of China and the Industrial and Commercial Bank of China respectively; Northern Altair also received cash grant incentives of $11.8 million from the Wu’an government in year 2012 and recorded it as restricted cash, which can be used subject to meeting certain guidelines agreed upon by the Wu’an government and the Company.

Short-term investment

Short-term investments consist primarily of investments in certificate of deposit with maturities between three months and one year.

Long-term investment

Long-term investments consist primarily of investments in certificate of deposit with more than one year.

Accounts Receivable

Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for doubtful accounts. The Company determines the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss. As of December 31, 2015, 2014, 2013 and 2012, the Company’s reserve for uncollectible accounts was $0.03 million, $0.04 million, $nil, and $0.05 million, respectively. Reserve for allowances for uncollectible accounts and bad debts recognized are recorded as general and administrative expenses.

Inventory

The Company values its inventories generally at the lower of cost or market price. Market price is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

For the U.S. operations, the cost of raw materials and finished goods is determined on a first-in, first-out method and finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead.

For the China operations, the cost of nLTO materials is determined on a weighted average method and finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead.

The allocation of fixed and variable overhead is reviewed every three months and are recorded to inventory based on normal capacity.

Inventory reserves are provided to cover risks arising from slow-moving items. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Any idle facility costs or excessive spoilage are recorded as current period charges.

Prepaid expenses

Prepaid expenses represent cash paid in advance to suppliers for purchases of raw materials. Advances paid to supplier for purchases of equipment and constructions are classified as long term prepaid expenses.

Research and Development Expenditures

Research and development expenditures include salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on our behalf are expensed when incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which employee services are provided in exchange for the award, known as the requisite service period.

Defined contribution plan

Full-time employees of the Company in the People Republic China (“PRC”) participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that PRC operating entities make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for required contributions mentioned above, the Company has no legal obligation for the benefits.

The total contributions paid were $0.32 million, $0.63 million, $0.87 million and $nil for the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  The carrying value of long-lived assets are considered impaired when the total projected undiscounted cash flows expected to be generated by the asset are less than the carrying value.  The Company’s estimates of cash flows are based on the information available at the time including the following:  internal budgets; sales forecasts; customer trends; anticipated production volumes; and market conditions over an estimate of the remaining useful life of the asset which may range from 3 to 10 years for most equipment and up to 30 years for building and related building improvements.  If impairment is indicated, the asset value is written down to its estimated fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product or the assets used to produce it, a history of operating or cash flow losses and/or the partial or complete lapse of technology rights protection.

Included in general and administrative expenses during the year ended December 31, 2015 is an impairment charge of $0.65 million related to the write-down to fair market value for an asset that was leased to a customer under an operating lease. The asset was sold at a lower price than net book value in January 2016. No impairment was recognized for the year ended December 31, 2014, 2013, and 2012.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Building and improvements (years)	20	-	30
Machinery and equipment (years)	5	-	10
Furniture, office equipment & others (years)	3	-	7
Leased asset (years)		10

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for its intended use. Depreciation of equipment commences once it is placed in service and depreciation of buildings and leasehold improvements commences once they are ready for their intended use. Land is not depreciated. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and the interest expenses directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Patents

Patents are related to the Company’s nanoparticle production technology and stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the useful life of the patents.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method over their 50 year useful lives. All land in China is owned by the Chinese government. The government in China, according to law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in China are considered to be leasehold land under lease arrangements and are stated at cost less accumulated amortization and any recognized impairment loss.

Revenue Recognition

The Company generates its revenues primarily from four sources; (1) nLTO related product sales, (2) Energy storage systems (referred to as “ESS” or by our brand name “ALTI-ESS”), (3) Collaborations and (4) License fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is reasonably assured.

Revenue from nLTO related product sales, commercial collaborations and license fees is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.

Revenue from ESS projects is recognized using the Completion Method under the long-term contract accounting. The Company recognizes the full amount of revenue from long-term contracts, defined as contracts longer than twelve months, upon completion, delivery and written acceptance received from the customer. All contract costs incurred are included in the balance sheet as deferred costs until the related revenue is recognized. At each reporting date, the Company reviews its long term contracts to determine if revenue from contracts are expected to exceed the related estimated total costs. In the cases where estimated costs will exceed revenues, the Company recognizes as an expense in cost of goods sold for full amount of the estimated costs above the contract revenue value. Cash received in advance relating to the future performance of services, deliveries of products and/or long term contracts are deferred until the performance of the service is completed, the product is shipped, and/or the contract is completed and accepted by the customer.

Grant Incentive

Grant incentives were obtained from the Wu’an China Government to be used for construction, purchases of equipment and other expenditures for the nLTO manufacturing facility. The amount received is included in the balance sheet as deferred income and is recognized in the statement of operations as other income over the useful life of the related assets upon placing such assets into service. In all cases, grants are recognized as other income when there is a reasonable assurance that the Company has complied with the conditions attaching to them.

Accrued Warranty

The Company’s U.S operation provides a three-year limited warranty for battery packs and energy storage systems sold, while the Company’s China operation offers a limited one-year warranty on energy storage systems. A liability is recorded for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on historical experience with cell and module life cycle testing.  As additional actual historical data is collected on the new product, the estimated cost of warranty coverage will be adjusted accordingly.  The liability for estimated warranty obligations may also be adjusted based on specific warranty issues identified.

Overhead Allocation

Facilities overhead and production employee’s fringe benefit costs are allocated to research and development and product inventories based on relative labor costs. Production equipment depreciation expense is recorded to cost of goods sold as the equipment is used to produce product sold to customers.

Comprehensive Income (Loss)

Recognized revenue, expenses, gains and losses are included as net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income or loss, are components of comprehensive income or loss. The components of other comprehensive income or loss consist solely of foreign currency translation adjustments.

Net Loss per Common Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. Stock options and warrants can exercise a total amount of common stock for 445,820, 455,979, 459,423 and 667,745 shares as of December 31, 2015, 2014, 2013 and 2012, respectively, were excluded from the calculations of diluted loss per share.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses in the Company’s consolidated statement of operations. Advertising, sales and marketing costs were approximately $0.87 million, $0.63 million, $1.18 million, and $2.86 million, respectively, for the years ending December 31, 2015, 2014, 2013 and 2012.

Income Taxes

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2007.

 Segment reporting

Segment information is consistent with how the Chief Executive Officer and Interim Chief Financial Officer reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

The Company reported financial and operating information in the following two segments as of December 31, 2012:

(a)

Power and Energy Group (PEG) segment — The PEG segment is the Company’s current and future focus for corporate development. The PEG segment develops, produces, and sells nLTO related battery systems & ESS systems.

(b)	The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

As of September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

As of December 31, 2015, 2014, 2013 and 2012, the Company’s consolidated balance sheet included the fair value of a warrant liability of $nil, $nil, $0.35 million, and $0.09 million, respectively (see Note 5 and Note 14).

Recently Adopted and Recently Issued Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for the Company). The Company’s adoption of ASU 2014-08 did not have an impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (January 1, 2017 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015. The Company adopted this guidance, prospectively, as of January 1, 2016. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.”   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ELECTRIC BUS SALES

On April 19, 2012, the Company entered into an Agreement (the “Agreement") with Wu’an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan Government") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, in Hebei Province in China. The Agreement also indicates the purchase by Wu'an and Handan of EV Buses beginning in late 2012 and continuing over five years, and the future purchase of electric taxis and energy storage systems. (Note 1)

Pursuant to the Agreement, on January 6, 2013, the Company, through its wholly-owned subsidiary, Northern Altair, entered into an EV Buses sale agreement with Wu’an Transport Bureau, the total contract price, with VAT included was $25.1 million for 165 EV Buses equipped with high efficiency lithium battery. No EV Buses were delivered during the year ended December 31, 2013.

Pursuant to the Agreement, on May 13, 2014, the Company, through its wholly-owned subsidiary, Northern Altair, entered into an EV Buses sale agreement with Handan City Public Transportation (“Handan”), the total contract price, with VAT included was $44.5 million for 200 EV Buses.

During the year ended December 31, 2014, the Company delivered 153 EV Buses to Handan and recognized other income of $28.4 million net of the fair value of the financial guarantee provided for Handan.

During the year ended December 31, 2015, the Company delivered 28 EV Buses to Wu’an, and 47 EV Buses to Handan and recognized other income of $11.3 million net of the fair value of the financial guarantee provided for Handan.

In connection with the bus sales to Handan, the Company agreed to provide to a third-party leasing entity a security deposit equals to 20% of the contract price. The security deposit is refundable over a ten-year period when Handan completes its obligations to the third-party leasing entity. The difference between the present value of the refundable security deposit and the gross amount was recorded as current period expense and unearned interest income to the security deposit. The unearned interest income is being amortized straight line over the refund period of 10 years.

In addition, the Company agreed to pay an initial 8% of the contract price for rebates and to make subsequent quarterly payments, for a ten-year period, to a third-party leasing company as an incentive. The net present value of the quarterly payments is recorded as current period expense. The difference between the present value of subsequent quarterly payments and the gross amount was recorded as unrecognized interest expense and then amortized over ten-year period.

In thousands except for bus delivered quantities
	Year ended December 31,
	2015	2014
Buses delivered	75	153
Other income- buses, gross	$11,473	$28,448
Financial guarantee premium	(54)	(173)
Other income- buses, net	11,419	28,275

Other cost of buses purchased from related parties (Note 17)	11,409	20,607
Security deposit expense	727	2,359
Rebates expense	1,412	4,579
Other expenses- buses	$13,548	$27,545

NOTE 5 – FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL MEASUREMENTS

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

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

In arriving at fair-value estimates, the Company engaged a third party valuation expert who utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement characterized based upon the lowest level of input that is significant is applied to the fair-value measurement. For the Company, recurring fair-value measurements are performed for warrant liabilities.

Liabilities Measured at Fair Value on a Recurring Basis

The warrant liability is recognized in the balance sheet at their fair value (level 3). Changes in the fair values of the warrant liability are reported in earnings. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure nor has the Company designated any of its warrant liability as hedge instruments.

The Company has no items valued using Level 1 and Level 2 inputs. The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were recorded using level 3 inputs based on a Monte Carlo option simulation model, which uses prevailing interest rates, Company’s stock price volatility and expected warrant term.

Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2015 and 2014, the Company has entered into several agreements to provide financial guarantees in relation to the EV Bus sales (See Note 4). The Company engaged a third party valuation expert to determine the fair value of the financial guarantees. Fair value (level 3) of the financial guarantee at December 31, 2015 and 2014 amounted to $0.21 million and $0.02 million, respectively.

The Company’s remaining financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities and short-term notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

NOTE 6 – PRODUCT INVENTORIES

Inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets, which consisted of the following at December 31 (In thousands of dollars):

	December 31,
	2015	2014	2013	2012
Raw materials	$2,800	$1,925	$3,003	$2,337
Work in process	1,041	2,024	1,006	3,666
Finished goods	3,830	2,965	1,135	1,413
Total product inventories	$7,671	$6,914	$5,144	$7,416

As of December 31, 2015, 2014, 2013 and 2012, reserve for inventories, totaled $0.13 million, $0.13 million, $0.10 million and $0.33 million, respectively.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31 (In thousands of dollars):

	December 31,
	2015	2014	2013	2012

Prepaid inventory purchases -related party	$-	$-	$-	$1,754

Prepaid inventory purchases	623	281	108	159
Prepaid Service Fee	1,016	465	244	-
Prepaid VAT	3,207	280	2,329	-
Current portion of long term receivable	1,603	144	-	-
Electric bus for resale (Note 4)	132	1,925	6,019	-
Other receivables – electric bus (Note 4)	437	29,346	-	-
Other receivable reserve (Note 4)	-	(6,287)	-	-
Deposits	97	117	323	342
Prepaid insurance	221	221	272	258
Others	392	460	78	178
Total prepaid expenses and other current assets	$7,728	$26,952	$9,373	$937

Prepaid equipment purchases, non-current	$3,792	$6,787	$15,882	-

Other assets, non-current	$4,138	$390	$-	$-

Prepaid inventory purchases-related party represents advance payments to a related party, Yinlong Energy, for purchases of inventory.

Other receivable consist of due from the third party companies, which were incurred when the Company agreed to resell the EV Bus to the third party companies.

Other assets, non-current consists of due from a third party leasing company, which were incurred when the Company agreed to provide to a third party leasing company a security deposit equals to 20% of the contract price and is refundable over a ten-year period upon Handan’s completion of its obligations to the third-party leasing entity (Note 4).

The following lists the components of the net present value of long term receivable (In thousands of dollars):

	December 31,
	2015	2014

Gross long term receivable	$8,243	$780
Less: unearned interest income	(2,502)	(246)
Net present value of long term receivable	5,741	534
Less: Current portion of long term receivable	(1,603)	(144)
Net present value of long term receivable, net of current portion	$4,138	$390

As of December 31, 2015 and 2014, the aggregate effective interest rate on amortized unearned interest income of long term receivable is approximately 10.00% per annum.

As of December 31, 2015, future minimum collections are as follows:

	2016	2017	2018	2019	2020	Thereafter 2020	Total
Gross long term receivable	$2,107	$1,922	$-	$148	$1,538	$2,528	$8,243

Less: unearned interest income	(504)	(342)	(266)	(289)	(238)	(863)	(2,502)
Net present value of long term receivable	$1,603	$1,580	$(266)	$(141)	$1,300	$1,665	$5,741

Deferred contract costs consist of the following (In thousands of dollars):

	December 31,
	2015	2014	2013	2012

Deferred contract costs	$3,454	$2,432	$1,946	$4,532

Deferred contract costs were costs deferred for multiple large scale projects for which revenue was received but not recognized in accordance with completed contract method.

Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives and is summarized as follows at December 31(In thousands of dollars):

	2015	2014	2013	2012
Patents	$1,366	$1,366	$1,366	$1,366

Less accumulated amortization	(1,319)	(1,244)	(1,168)	(1,092)
Total patents	$47	$122	$198	$274

Amortization expense, for the years ended December 31, 2015, 2014, 2013 and 2012, was $0.08 million for each year. Annual amortization expense relating to patents will be approximately $0.05 million starting in 2016.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (In thousands of dollars):

	2015	2014	2013	2012
Machinery and equipment	$11,049	$11,479	$11,860	$10,892
Building and improvements	13,498	13,724	13,740	4,324
Furniture, office equipment & others	1,844	1,789	1,369	1,930
Leased assets	1,682	1,682	1,682	-
	28,073	28,674	28,651	17,146
Less: accumulated depreciation	(12,864)	(10,860)	(9,957)	(11,213)
Subtotal	15,209	17,814	18,694	5,933
Add: construction in process	21,186	2,079	453	-
Total property, plant and equipment, net	$36,395	$19,893	$19,147	$5,933

Depreciation expense for the years ended December 31, 2015, 2014, 2013 and 2012 totaled approximately $0.93 million, $1.27 million, $0.99 million, and $0.95 million, respectively.

NOTE 9 – LAND USE RIGHTS

From fiscal year 2012 to 2015, Northern Altair signed agreements to receive five separate Land Use Rights for a period of 50 years with land sizes of approximately 66 acres, 40 acres, 10 acres, 8.6 acres and, 13.7 acres, respectively, of industrial land in Wu’an, China from Hebei Wu’an Municipal People’s Government. The Company paid approximately $12.17 million, $8.58 million, $1.86 million, $2.15 million and $ 2.93 million for each Land Use Right respectively. Payment amount included land transfer tax and other fees. These Land Use Rights are being used for the Company’s nLTO and energy storage system manufacturing operations in China. Upon the 50 year expiration of the Land Use Rights, the Company will be required to bid again to obtain an extension of these rights. The company received various incentives and grants from the Wu’an government in conjunction with obtaining the Land Use Rights (see Note 11).

As consideration for the land use rights, Northern Altair agreed to make fixed asset investments on the land of approximately $314.85 million, subject to grant incentives from Wu’an, China, over period of 50-year life of the land use rights, with initial construction occurring in 2013. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset and intangible asset investments shall include the cost of buildings, structures, auxiliary facilities and equipment.

The following summarizes Land Use Rights as of December 31 (In thousands of dollars):

	2015	2014	2013	2012
Land use rights	$28,119	$26,684	$22,833	$13,670
Less: accumulated amortization	(1,434)	(951)	(446)	(45)
Total land use rights, net	$26,685	$25,733	$22,387	$13,625

The carrying amount pledged as of December 31 (In thousands of dollars):

	2015	2014	2013	2012
Pledged for bank loan (Note 12)	$20,222	$21,792	$22,387	$-

Pledged for guarantee provided to related party (Note 17)	3,671	-	-	-

Total	$23,893	$21,792	$22,387	$-

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense was approximately $0.55 million, $0.51 million, $0.39 million and $0.05 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. The Company expects to record amortization expense of approximately $0.59 million starting in 2016.

NOTE 10 – ACCRUED WARRANTY

Accrued warranty consisted of the following at December 31 (In thousands of dollars):

	2015	2014	2013	2012
Beginning Balance – January 1,	$173	$432	$418	$354
Charges for accruals in the current period	265	244	394	64
Reductions for warranty services provided	(270)	(503)	(380)	-
Ending Balance – December 31,	$168	$173	$432	$418

NOTE 11 – GRANT INCENTIVES

In conjunction with the Land Use Rights obtain by Northern Altair (Note 9), Northern Altair applied for and received various incentives and grants from the Wu’an China Government. Such grants and incentives are required to be used to support the construction of planned facilities in Wu’an China and the purchase of related manufacturing equipment. During the years ended December 31, 2015, 2014, 2013 and 2012 the Company received grant incentives of $2.58 million, $8.81 million, $5.51 million and $11.87 million, respectively.

In addition, the Company received grant incentives $0.64 million to be used for plant construction during year ended December 31, 2015.

Grant amounts received are included in the balance sheet as deferred income and are recognized as income over the useful life of the related assets upon placing such assets into service. The following summarizes grant incentives for the years ended December 31 (in thousands of dollars):

	2015	2014	2013	2012
Beginning balance, January 1,	$25,505	$17,429	$11,803	$-

Grants received in the current period	3,216	8,811	5,505	11,874

Foreign currency translation adjustment	(1,429)	(163)	492	(71)

Grants recognized in other income	(549)	(572)	(371)	-

Ending balance December 31	$26,743	$25,505	$17,429	$11,803

Less: current portion of deferred income – grant incentive	$(551)	$(529)	$(357)	$-

Deferred income – grant incentive - non current	$26,192	24,976	17,072	11,803

NOTE 12 – NOTES PAYABLE

Note payable consists of trade acceptance and bank loans as discussed below (in thousands of dollars):

	December 31,
	2015	2014	2013	2012
Trade acceptances	$4,445	$-	$117	$-
Short-term bank loans	40,528	25,862	36,124	6,680
Notes payable - short-term	44,973	25,862	36,241	6,680

Long-term bank loans	32,186	35,728	-	-
Less: current maturities of long-term bank loans	$(25,564)	$(1,786)	$-	$-
Long-term bank loans, net	$6,622	$33,942	$-	$-

Trade Acceptances

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances were secured by restricted cash deposited in the bank with amount of $0.23 million as of December 31, 2013 (See Note 3) and were secured by pledge of certificate of deposit with amount of $5.39 million as of December 31, 2015.

Bank Loans

Bank loans represent loans from commercial banks that were used for working capital and capital expenditures purposes.

	2015	2014
Short-term bank loan
Weighted-average interest rate	7.06%	10.00%
Maturities	May 2016 to September 2016	April 2015 to October 2015
Weighted average balance (in thousands of dollars)	$20,502	$42,394

	2013	2012
Short-term bank loan
Weighted-average interest rate	6.75%	4.39%
Maturities	August 2014 to December 2014	August 2013 to November 2013
Weighted average balance (in thousands of dollars)	$11,970	$1,494

	2015	2014
Long-term bank loan
Weighted-average interest rate	11.03%	10.99%
Maturities	September 2016 to September 2017	September 2016 to September 2017
Weighted average balance (in thousands of dollars)	$33,015	$8,685

The total carrying amount of Land Use Rights that have been pledged as collateral to secure financing from commercial banks is $20.22 million, $21.79 million, $22.39 million, and $nil as of December 31, 2015, 2014, 2013 and 2012, respectively.

The total carrying amount of certificate of deposits that have been pledged as collateral to secure financing from commercial banks is $20.02 million, $nil, $2.93 million, and $nil as of December 31, 2015, 2014, 2013 and 2012, respectively.

 The total carrying amount of restricted cash set aside to secure financing from commercial banks is $nil, $4.14 million, $4.09 million, and $5.95 million as of December 31, 2015, 2014, 2013 and 2012, respectively.

The total carrying amount of note receivable from related parties that have been pledged as collateral to secure financing from commercial banks is $1.54 million, $nil, $nil, and $nil as of December 31, 2015, 2014, 2013 and 2012, respectively (See Note 17).

As of December 31, 2015, a short term bank loan with amounting to $20.02 million was secured of guarantee from a related party, Zhuhai Yinlong Energy, personal guarantees executed by certain directors of the Company, and guarantee from a third party (See Note 17); long term bank loans with amounting to $6.93 million was secured of guarantee from a third party.

As of December 31, 2014, a short term bank loan with amounting to $21.11 million was secured of guarantee from a third party; long term bank loans with amounting to $7.31 million was secured of guarantee from a third party.

As of December 31, 2013, a short term bank loan with amounting to $3.27 million was secured of guarantee from a third party.

Interest expense for the years ended December 31, 2015, 2014, 2013 and 2012 was $2.95 million, $5.56 million, $0.23 million and $0.14 million, respectively. Capitalized interest expense for the years ended December 31, 2015, 2014, 2013 and 2012 was $2.79 million, $nil, $0.57 million and $nil, respectively

In addition to guarantee provided by related parties discussed above, some third parties have also pledge on same guarantee for total amount of $20.02 million, $nil, $nil, $nil as of December 31, 2015, 2014, 2013, and 2012 respectively.

As of December 31, 2015, the Company is required to pay principal amounts of $70.5 million in 2016 with the remainder of $6.6 million payable in 2017.

NOTE 13 – STOCK BASED COMPENSATION

As of December 31, 2015, the Company has a 2005 Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors and provides for the granting of options and restricted shares to employees, officers, directors and other service providers.   The total number of shares authorized to be granted under the Plan, as amended, is 1,208,333. Shares approved by the stockholders are 833,333 and not available for stock option issuance at this time, as the Board of Directors has not authorized the filing of the related Registration Statement on Form S-8. As of December 31, 2015, options for 19,696 shares of common stock are outstanding.

Prior stock option plans, under which the Company may not make future grants, authorized a total of 275,000 shares, of which options for 38,105 shares of common stock were granted (net of expirations) and options for 13,345 shares of common stock are outstanding and unexercised at December 31, 2015.

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

In calculating compensation recorded related to stock option grants for the years ended December 31, 2014, 2013 and 2012, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions (there were no grants during the year ended December 31, 2015):

	2015	2014	2013	2012
Weighted average fair value per option	No Awards	$2.88	$2.11	$2.89
Dividend yield	Issued	None	None	None
Expected volatility	In 2015	121%	110%	90%
Risk-free interest rate		1.70%	1.44%	0.83%
Expected life (years)		7.11	7.10	7.10

The computation of expected volatility used in the Black-Scholes Merton option-pricing model is based on the historical volatility of the Company’s share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior. The risk-free interest rates are based on a yield curve of interest rates at the time of the grant based on the contractual life of the option.

A summary of option activity under the Plans as of December 31, 2015, 2014, 2013 and 2012, and changes during the year then ended is presented below:

	2015			2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1,	110,350	$23.05	6.8	148,892	$18.68	7.7

Granted	-	-	-	66,666	3.21	-
Exercised	-	-	-	-	-	-

Forfeited / expired	(77,309)	8.96	-	(105,208)	4.31	-

Outstanding at December 31,	33,041	53.67	1.4	110,350	23.05	6.8

Exercisable at December 31,	33,041	$37.10	2.2	43,200	$34.72	2.5

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1,	254,966	$20.69	7.8	260,730	$33.49	7.7

Granted	99,999	2.44	-	133,332	2.88	-
Exercised	(16,668)	2.88	-	-	-	-

Forfeited / expired	(189,405)	13.88	-	(139,096)	27.61	-

Outstanding at December 31,	148,892	18.68	7.7	254,966	20.69	7.8

Exercisable at December 31,	46,644	$34.51	3.6	89,254	$50.81	5.6

As of December 31, 2015, 2014 and 2012, the aggregate intrinsic value was $nil and as of December 31, 2013, the aggregate intrinsic value was $0.15 million. As of December 31, 2015, there was no unrecognized compensation cost related to non-vested options granted under the plans. Further, the intrinsic value of these options was $nil as of December 31, 2015.

A summary of the status of non-vested options at December 31, 2015, 2014, 2013 and 2012 and changes during the year then ended, is presented below:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1,	67,150	$2.88	101,760	$2.26
Granted	-	-	66,666	2.88
Vested	(16,668)	2.88	(1,484)	11.41
Forfeited/Expired	(50,482)	2.88	(117,702)	2.13
Non-vested options at December 31,	-	$-	67,150	$2.88

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1,	165,712	$4.48	126,194	$12.24
Granted	99,999	2.11	133,332	2.88
Vested	(45,761)	4.56	(18,235)	24.94
Forfeited/Expired	(117,702)	3.46	(75,579)	9.67
Non-vested shares at December 31,	102,248	$2.26	165,712	$4.48

NOTE 14 – WARRANTS

The fair value of the warrants was determined using the Monte Carlo simulation model and the following weighted average assumptions were used:

2009 Warrant	December 31,
	2015	2014	2013	2012
Stock Price	$0.08	$1.11	$3.92	$2.15
Exercise Price	$13.80	$13.80	$13.80	$13.80
Expected Volatility	88%	88%	88%	135%
Expected Dividend Yield	None	None	None	None
Expected Term (in years)	0.4	1.4	2.4	3.4
Risk-free Interest Rate	0.49%	0.50%	0.60%	0.36%

2011 Warrant	December 31,
	2015	2014	2013	2012
Stock Price	$0.08	$1.11	$3.92	$2.15
Exercise Price	$15.36	$15.36	$15.36	$15.36
Expected Volatility	88%	88%	88%	135%
Expected Dividend Yield	None	None	None	None
Expected Term (in years)	0.8	1.8	2.8	3.8
Risk-free Interest Rate	0.57%	0.73%	0.60%	0.36%

      As of December 31, 2015, 2014, 2013 and 2012, the value of the warrant liabilities was approximately $nil, $nil, $0.35 million and $0.09 million, respectively, and the change in fair value during the years ended December 31, 2015, 2014 and 2012 was a gain of approximately $nil, $0.34 million and $0.56 million, respectively, and during the year ended December 31, 2013 was a loss of $0.26 million. Warrants outstanding were exercisable from prices ranging from $13.80 to $15.36 and for each of the years ended December 31, 2015, 2014, 2013 and 2012 with weighted average exercise prices of $14.93 for each of the years ended December 31, 2015, 2014, 2013, and 2012. Warrants outstanding were 412,779 as of December 31, 2015, 2014, 2013 and 2012 and there were no warrants issued, expired, redeemed or exercised during each of the years ended December 31, 2015, 2014, 2013 and 2012. The warrants expire on various dates through September 2016.

NOTE 15 – BUSINESS SEGMENT INFORMATION

As of December 31, 2012, the Company reported its business in two reportable segments (a) Power and Energy Group segment (“PEG”) and (b) All Other operations which are presented below (in thousands of dollars):

Year Ended December 31	Net Sales	Income (Loss) From Operations	Depreciation and Amortization	Assets
2012
Power & Energy Group	$1,302	$18,756	$995	$66,055
All Other	245	(165)	76	334
Consolidated Total	$1,547	$18,591	$1,071	$66,389

(a)

Power and Energy Group (PEG) segment — The PEG segment is the Company’s current and future focus for corporate development. The PEG segment develops, produces, and sells battery systems and larger utility-scale energy storage system projects.

(b)	The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

The Power and Energy Group develops, produces, and sells battery systems.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  As of December 31, 2012, Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders of the Company to focus primarily on the Power and Energy Group.  As a result of this, assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.

Beginning September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

Listed customers which accounted for more than 10% of Revenues:

Customers	Customers with Sales for Year Exceeding 10% of Total
List of Customers Year Ended 31 December 2015:
Hebei Yinlong New Energy Co., Ltd. – a related party	49%
TSK.	12%

List of Customers Year Ended 31 December 2014:
Hebei Yinlong New Energy Co., Ltd – a related party	30%
Proterra LLC	19%
Nano power a.s	16%

List of Customers Year Ended 31 December 2013:
Proterra LLC	32%
Hawaiian Electric Light Company	25%
Vestas	16%

List of Customers Year Ended 31 December 2012:
Alsher Titania LLC	16%
Gen-X	14%
Emrol	13%

Sales to customers which accounted for more than 10% of Account Receivable:

Customers	Customers with Trade Accounts Receivable at Year End Exceeding 10% of Total Accounts Receivable
December 31, 2015:
Maui Electric Company, Ltd.	47%
Hybricon	33%

December 31, 2014:
Nano power a.s	34%
EMROL	15%

December 31, 2013:
Proterra LLC	51%

December 31, 2012:
TSK Solar	46%
HNEI	24%
Alsher Titania LLC	4%

Revenues for the years ended December 31, 2015, 2014, 2013, and 2012 by geographic area based on location of customers were as follows (In thousands of dollars):

	2015	2014	2013	2012
United States	$812	$2,266	$6,160	$841
China	7,919	2,184	393	-
Belgium	403	120	75	200
Germany	-	(4)	-	141
UK	117	92	-	-
Finland	936	217	-	-
Sweden	989	576	-	124
Switzerland	-	-	-	111
Czech Republic	829	1,273	-	-
Other foreign countries	2,273	20	1,540	130
Total	$14,278	$6,744	$8,168	$1,547

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (In thousands of dollars):

	December 31,
	2015	2014	2013	2012
United States	$1,867	$5,852	$6,613	$6,207
China	69,190	55,289	52,748	13,625
Total	$71,057	$61,141	$59,361	$19,832

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	2015	2014	2013	2012
United States	$6,359	$4,560	$7,801	$1,546
China	7,919	2,184	367	-
Total	$14,278	$6,744	$8,168	$1,546

NOTE 16 –TAXATION

Income Tax

The domestic and foreign component of loss before income taxes for the years ended December 31, 2015, 2014, 2013, and 2012 are as follows (In thousands of dollars):

	2015	2014	2013	2012

Domestic	$(6,503)	$(6,516)	$(11,923)	$(17,498)
Foreign	(13,003)	(9,435)	(2,706)	(488)
Loss before provision for income taxes	$(19,506)	$(15,951)	$(14,629)	$(17,986)

The Company’s net loss before provision for income taxes during the years ended December 31, 2015, 2014, 2013 and 2012 is as follows (In thousands of dollars):

	2015	2014	2013	2012
Loss before income taxes:	$(19,506)	$(15,951)	$(14,629)	$(17,986)
Provision for income taxes:
Current:
Federal	-	-	-
State	1	1	1	1
Foreign	-	-	-	-
Amount Reported as G&A	(1)	(1)	(1)	(1)
Subtotal	-	-	-	-
Deferred:
Federal	(2,189)	(2,122)	(3,383)	(2,906)
State	(1)	(1)	91	(53)
Foreign	(2,893)	(1,957)	(541)	(188)
Valuation allowance	5,083	4,080	3,833	3,147
Subtotal	-	-	-	-
Provision for income taxes	$-	$-	$-	$-

Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for each of the four years ended December 31, 2015, 2014, 2013 and 2012.

The components of the deferred tax assets consisted of the following as of December 31, 2015, 2014, 2013 and 2012 (In thousands of dollars):

	December 31,
	2015	2014	2013	2012
Deferred tax inventory
NOL carryforwards	$24,844	$22,315	$18,171	$14,166
Tax credit carryforwards	276	276	275	276
Intangibles	(16)	42	149	287
Basis Differential in Intangible Assets		-	-
Accruals & Reserves	3,233	959	1,088	1,451
Other	33	34	34	174
PP&E	328	(11)	(182)	(652)
Valuation allowance	(28,698)	(23,615)	(19,535)	(15,702)
Deferred tax asset	$-	$-	$-	$-

Reconciliation
	Fiscal Years
	2015	2014	2013	2012

Book Income (Loss)	$(6,827)	$(5,583)	$(5,120)	$(6,295)
Expiration of NOLs	-	-	180	3,083
Stock options	4	(13)	12	197
Other	363	570	701	(79)
Valuation allowance	5,083	4,080	3,833	3,147
Accrued social benefits	221	164	97	-
Foreign tax rate differential	1,157	783	206	-
State taxes	(1)	(1)	91	(53)
Provision for income taxes	$-	$-	$-	$-

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it is more likely than not that the Company will not realize benefits of these deductible differences as of December 31, 2015. Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of December 31, 2015, 2014, 2013, and 2012.

As of December 31, 2015, the Company had federal and state net operating loss carry-forwards of $60.4 million d $1.9 million, respectively. The Company’s federal and state net operating loss carry-forwards begin to expire in 2018 and 2016, respectively. At December 31, 2015, the Company had net operating loss carry-forwards in China of $14.3 million that begin to expire in 2020.

Due to the significant increase in common stock issued and outstanding from 2005 through 2012, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carry-forwards. The Company performed section 382 analysis and as a result of these limitations, it is estimated that as of December 31, 2012, approximately $135.6 million operating loss carry-forwards have or will expire without being utilized.

The Company is subject to taxation in the U.S., and China. Management records liabilities for income tax contingencies based on its best estimate of the underlying exposures. The Company has not been audited by any jurisdiction since its inception in 1998. The Company is open for audit by the U.S. Internal Revenue Service, the Canada Revenue Agency, and the Chinese Ministry of Finance and U.S. state tax jurisdictions from 2012 to 2015.

There were no material uncertain tax positions as of December 31, 2015, 2014, 2013 and 2012. Interest or penalties related to unrecognized tax benefits are not material. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

Related parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

During the periods presented, the details of the related party balances were as follows (In thousands of dollars)

a. Balance

		For the years ended December 31,
	Note	2015	2014	2013	2012

1. Accounts receivable

Hebei Yinlong New Energy Co., Ltd	b	$-	$12	$435	$-

Zhuhai Yinlong New Energy Co., Ltd	a	203	164	-	-

Subtotal		$203	$176	$435	$-

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

		For the years ended December 31,
	Note	2015	2014	2013	2012

2. Prepayment

Zhuhai Yinlong New Energy Co., Ltd	a	$-	$2,328	$8,449	$-

Zhuhai Guangtong Auto Co., Ltd	c	-	8,102	-	-

Yintong Energy	i	-	-	-	-

Subtotal		$-	$10,430	$8,449	$-

During the periods presented, the Company made prepayments to related parties (listed above), mainly engaged in purchasing of electric buses from Zhuhai Yinlong New Energy and Zhuhai Guangtong Auto.

		For the years ended December 31,
	Note	2015	2014	2013	2012

3. Other receivable

Hebei Yinlong New Energy Co., Ltd	b	$-	$8,774	$-	$-

Zhuhai Yinlong New Energy Co., Ltd	a	308	325	5	-

Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	274	228	1	-

Mr. Sun Guohua	f	-	72	-	-

Subtotal		$582	$9,399	$6	$-

During the periods presented, government grants were funded to Heibei Yinglong New Energy and the Company received the government grant from Heibei Yinlong New Energy.

During the periods presented, the Company received a refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been canceled.

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

During the periods presented, the Company provided Mr. Sun Guohua with a traveling advance.

		For the years ended December 31,
	Note	2015	2014	2013	2012

4. Note receivable

Hebei Yinlong New Energy Co., Ltd	b	$1,540	$-	$-	$-

Related Party (listed above) issued trade acceptances to the Company. Trade acceptances are presented to the Company as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

		For the years ended December 31,
	Note	2015	2014	2013	2012

5. Loans receivable (Note 20)

Hebei Yinlong New Energy Co., Ltd	b	$-	$-	$33	$-

Guangdong Yintong Investment Holdings Group Co., Ltd	e	2,772	2,923	-	-

Zhuhai Guangtong Auto Co., Ltd (Handan)	c	10,826	11,417	-	-

Subtotal		$13,598	$14,340	$33	$-

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due from related parties	$15,923	$34,405	$8,923	$-

		For the years ended December 31,
	Note	2015	2014	2013	2012

1. Trade accounts payable and other payable

Hebei Yinlong New Energy Co., Ltd	b	$3	$1	$-	$-

Zhuhai Guangtong Auto Co., Ltd	c	676	-	-	-

Subtotal		$679	$1	$-	$-

During the periods presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Guangtong Auto.

		For the years ended December 31,
	Note	2015	2014	2013	2012

2. Sales deposit received in advance

Hebei Yinlong New Energy Co., Ltd	b	$1,426	$1,996	$-	$-

During the periods presented, the Company sold products to related party (listed above), mainly engaged in producing and selling of lithium-ion power batteries and energy storage batteries.

		For the years ended December 31,
	Note	2015	2014	2013	2012

3. Borrowing payable (Note 20)

Hebei Yinlong New Energy Co., Ltd	b	$14,033	$12,189	$-	$-

Zhuhai Yinlong New Energy Co., Ltd	a	1,529	404	-	-

Zhuhai Guangtong Auto Co., Ltd	c	5,698	6,009	-	-

Shijiazhuang Zhongbo Auto Co., Ltd	d	2,094	-	-	-

Subtotal		$23,354	$18,602	$-	$-

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

		For the years ended December 31,
	Note	2015	2014	2013	2012

4. Note payable

Zhuhai Guangtong Auto Co., Ltd (Handan)	c	$-	$5,684	$-	$-

During the periods presented, the Company issued trade acceptances to related party (listed above). Trade acceptances are presented to related parties as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

Total Amount due to related parties	$25,459	$26,283	$-	$-

b. Transaction

		For the years ended December 31,
	Note	2015	2014	2013	2012

1. Sales

Hebei Yinlong New Energy Co., Ltd	b	$6,981	$2,044	$367	$-

Zhuhai Yinlong New Energy Co., Ltd	a	938	140	-	-

Subtotal		$7,919	$2,184	$367	$-

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

		For the years ended December 31,
	Note	2015	2014	2013	2012

2. Purchase

Hebei Yinlong New Energy Co., Ltd	b	$3	$-	$-	$-

Zhuhai Yinlong New Energy Co., Ltd	a	154	-	5,937	-

Zhuhai Guangtong Auto Co., Ltd	c	7,193	16,553	-	-

Subtotal		$7,350	$16,553	$5,937	$-

During the periods presented, the Company purchased from related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Yinlong New Energy and Zhuhai Guangtong Auto.

		For the years ended December 31,
	Note	2015	2014	2013	2012

3. Other Receivables

Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	$-	$125	$-	$-

Mr. Sun Guohua	f	56	145	-	-

Subtotal		$56	$270	$-	$-

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

During the periods presented, the Company provided Mr. Sun Guohua with a traveling advance.

		For the years ended December 31,
	Note	2015	2014	2013	2012

4. Borrowing from related parties

Hebei Yinlong New Energy Co., Ltd	b	$32,948	$13,884	$-	$-

Zhuhai Yinlong New Energy Co., Ltd	a	29,039	405	-	-

Zhuhai Guangtong Auto Co., Ltd	c	-	6,016	-	-

Shijiazhuang Zhongbo Auto Co., Ltd	d	5,386	-	-	-

Subtotal		$67,373	$20,305	$-	$-

During the periods presented, the Company received the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

		For the years ended December 31,
	Note	2015	2014	2013	2012

5. Loan to related parties

Guangdong Yintong Investment Holdings Group Co., Ltd	e	$-	$2,927	$-	$-

Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	-	11,431	-	-

Subtotal		$-	$14,358	$-	$-

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

During the periods presented, the Company used the Land Use Right as pledge and provided guarantee for amount of $3.67 million to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks. (Note 9)

During the periods presented, Mr. Wei Yincang, Mr. Wei Guohua, and Mr. Sun Guohua have jointly provided guarantee the Company to secure financing from commercial banks for total amount of $20.02 million. (Note 12)

Tick marks

a.	Zhuhai Yinlong New Energy Co., Ltd (“Zhuhai Yinlong”) is the majority shareholder of Altair Nanotechnologies Inc
b.

Hebei Yinlong New Energy Co., Ltd (“Hebei Yinlong”) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Hebei Yinlong New Energy Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company

c.

Zhuhai Guangtong Auto Co., Ltd. (and its Handan Branch) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Zhuhai Guangtong Auto Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company

d.

Zhuhai Yinlong New Energy Co., Ltd indirectly holds 100% ownership of Shijiazhuang Zhongbo Auto Co., Ltd, hence Shijiazhuang Zhongbo Auto Co., Ltd and Altair Nanotechnologies Inc., are the companies commonly controlled by the same parent company

e.	Guangdong Yintong Investment Holdings Group Co., Ltd is owned by Wei Yincang, Chairman of the Company
f.	Mr. Sun Guohua is the Chief Executive Officer of the Company
g.	Mr. Wei Guohua is the Director of Board of the Company
h.	Mr. Wei Yincang is the Chairman of the Company
i.	Yintong Energy (“YTE”) is an affiliate of Hui Neng Investment Holding Limited (“Hui Neng”) formerly known as Canon Investment Holding, Ltd, (“Canon”)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Capital Commitment - Construction

As discussed further in Note 9, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $314.85 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the land use rights, with initial construction occurring in 2013 and continuing into 2017.

Capital Commitment – Equipment

The Company has contractual obligations related to future capital expenditures to purchase equipment as of December 31, 2015. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2015 is $2.96 million. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2015 is as follows:

Minimum future commitments under capital agreements payable:

(In thousands of dollars)	Capital commitments
Year ending December 31, 2016	$2,746
Year ending December 31, 2017	216
Year ending December 31, 2018	-
Year ending December 31, 2019	-
Year ending December 31, 2020	-
Total	$2,962

Lease

The Company leases a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems.  The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under this lease is $0.26 million plus IT fees, utilities and maintenance. As such, the Company will incur minimum rent payments of $0.26 million, $0.26 million, and $0.13 million during the years ended December 31, 2015, 2016 and 2017, respectively. Effective May 1, 2016, the Company agreed to pay $0.14 million as a payment to terminate the lease effective by the end of May 2016. Use of the facility has been agreed upon until a new tenant is found. The landlord will give the Company thirty days notice at their discretion. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

Litigation

The Company is in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Securities Litigation, 1:14-cv-07828 (S.D.N.Y.): On September 26, 2014, a shareholder of the Company filed a putative class action against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. An amended complaint was filed on July 21, 2015. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon statements made between May 15, 2013 and September 4, 2014, inclusive, regarding the Company’s financial statements and internal controls.  Plaintiff sought unspecified monetary damages on behalf of the alleged class, as well as interest, and attorney’s fees and costs of litigation. On November 30, 2015, the parties executed a Stipulation of Settlement, without defendants admitting liability.  Pursuant to the Stipulation of Settlement, in exchange for a release from liability, defendants agreed to pay $1.5 million to be distributed among the putative class members in a manner determined by the Court.  In December 2015, the Company accrued $600,000 for the remainder of the insurance policy deductible and paid the liability in April 2016. The Court approved the settlement and dismissed the action on June 17, 2016.

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against certain current and former officers and directors of the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. The court entered an order preliminarily approving the settlement on August 22, 2016, and has scheduled a settlement hearing for January 9, 2017.  If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online. As of the balance sheet reporting date, the Company do not have reasonable estimation of settlement amount.

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order. Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. In August 2016, the Company accrued $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016. As of the balance sheet reporting date, the Company do not have reasonable estimation of settlement amount.

NOTE 19 – STOCKHOLDERS’ EQUITY

On December 6, 2012, the Board of Directors of the Company authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, effective close of business on December 17, 2012. The Company’s stockholders previously approved the reverse split in November 2012. As a result of the reverse split, every six shares of common stock outstanding were combined into one share of common stock. The reverse stock split did not affect the amount of equity the Company has nor did it affect the Company’s market capitalization. All previously reported share and per share amounts have been restated in the accompanying consolidated financial statements to reflect the reverse stock split.

On November 20, 2013, the Company issued 16,668 shares of its common stock for 16,668 options exercised at $2.88 per share. The Company received cash of $0.05 million.

NOTE 20 – SUBSEQUENT EVENTS

Loan from CITIC Bank

On March 4, 2016, Northern Altair entered into mortgage contract with CITIC Bank. Pursuant to the mortgage contract, Northern Altair used a land use right with land size of approximately 13.7 acres pledged and provided guarantee to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from CITIC Bank. The loan obtained by Shijiazhuang Zhongbo" Auto Co., Ltd from CITIC Bank was with amounting to $16.9 million and term from March 15, 2016 to March 15, 2017.

Loan from Commercial Bank

On May 6, 2016, Northern Altair entered into a loan agreement with a commercial bank. Northern Altair obtained loan approximately $5.3 million from the commercial bank with term May 6, 2016 to September 16, 2016. Certificate of deposit amounting to $5.3 million was pledged as collateral to secure this loan.

Related Parties Debt Netting Off

In May 2016, the Company, related party creditors, and related party debtors agreed to net off the amount due from related parties against the amount due to related parties. Thereby, the Company is released from the debt obligation for a total amount of $13.32 million and the Company transferred the ownership of loans receivable to related parties for total amount of 13.32 million.

Related parties involved in settlement are presented in the following table (in thousands dollars):

May 2016
1. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd (Note 17)	$2,755
Zhuhai Guangtong Auto Co., Ltd (Handan) (Note 17)	10,568

Subtotal	$13,323

May 2016
2. Borrowing payable
Hebei Yinlong New Energy Co., Ltd (Note 17)	$7,662
Zhuhai Guangtong Auto Co., Ltd (Note 17)	5,661

Subtotal	$13,323

Loans Paid

On July 19, 2016, Northern Altair paid off a two year loan (term dates were from November 6, 2014 to November 5, 2016) with WRCC for approximately $15.9 million.

Failed Sale- Leaseback

On July 26, 2016, the Company entered into a contract with Golden Investment to sell 55 pieces of equipment currently in use and simultaneously leased it back. The Company regains the ownership of the assets at the end of the lease term and the Company also assumes all risks of damages to the assets and continued to manage, control, administrate, and operate the assets. These rights and obligations constitute continuing involvement, which result in a failed sale-leaseback (financing) accounting. Under failed sale-leaseback accounting, the Company is deemed owner of the assets and the transaction is treated as a financing arrangement. The lease term is for 60 months commencing on July 28, 2016. The first lease payment was made on July 27, 2016 and the subsequent payment is due every six months starting from the first payment date.

In connection with the financing arrangement, the Company pledged the 55 pieces of equipment as collateral to the lessor and the following related parties individually entered into a guaranty contract with the lessor to provide joint liability guarantee for the payments under the financing arrangement: 1) Zhuhai Yinlong New Energy Co., Ltd, 2) Zhuhai Guangtong Auto Co., Ltd, 3) Shijiazhuang Zhongbo Auto Co., Ltd, and 4) Hebei Yinlong New Energy Co.

Capital Leases

On August 8, 2016, Northern Altair entered into a purchasing contract with Hengxin, a third party and thirteen other suppliers, where Hengxin will purchase the equipment selected by the Company from the suppliers and then lease them back to the Company. The lease term is initially for five years and contingent upon the occurrence of certain events, Hengxin has the rights to (i) reduce the lease term from five years to three years or (ii) upon default by the Company, Hengxin has the right to convert the remaining balance owed under the financing arrangement into the equity of the Company.

In connection with the financing arrangement, the Company pledged the leased equipment as collateral to Hengxin and the following related parties individually entered into a guaranty contract with the lessor to provide joint liability guarantee for the lease payments :.Zhuhai Yinlong New Energy Co., Ltd, Shijiazhuang Zhongbo Auto Co., Ltd, Hebei Yinlong New Energy Co., In addition, Hebei Yinlong New Energy Co. pledged its accounts receivable with the lessor.

In connection with the financing arrangement, the Company entered into a consulting agreement with the lessor. The consulting agreement stipulated an additional consulting fee of 6% of the total purchase price of the equipment by the lessor. The Company accounted for the consulting agreement as down payment for the capital lease as in substance those payments resemble required return by the lessor.

The first payment of rent was made on September 19 2016, and subsequent payment is due every six months. starting from the first payment date. According to the lease contract, the Company has a purchase option, renewal option or can just return the equipment at the end of lease term provided that the Company is not in default..

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,074	$1,001
Restricted cash	4,557	4,661
Short-term investment	25,922	-
Accounts receivable, net	789	650
Amounts due from related parties	14,198	34,405
Product inventories, net	9,973	6,914
Prepaid expenses and other current assets	6,430	26,952
Deferred contract costs	3,309	143
Total current assets	76,252	74,726

Restricted cash	-	243
Deferred contract costs, non-current	-	2,289
Prepaid expenses, non-current	10,021	6,787
Property, plant and equipment, net	28,763	19,893
Patents, net	65	122
Long-term investment	-	5,684
Other non-current asset	4,307	390
Land use right, net	27,366	25,733
Total Assets	$146,774	$135,867

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$5,647	$6,253
Amounts due to related parties included note payable of $nil and $5,684 as of September 30, 2015 and December 31, 2014, respectively	28,966	26,283
Accrued salaries and benefits	1,607	1,263
Accrued warranty	248	173
Accrued liabilities	950	888
Deferred revenue and customer deposit	5,612	4,425
Deferred income - Grant Incentives	570	529
Warrant liabilities	1	6
Current portion of long term notes payable	9,740	1,786
Other current liabilities	166	24
Short term Notes payable	48,696	25,862
Total current liabilities	102,203	67,492

Long term notes payable, net of current portion	23,094	33,942
Other non-current liabilities	3,806	335
Deferred revenue and customer deposit, non-current	-	2,303
Deferred income - Grant Incentives, non-current	24,346	24,976
Total Liabilities	153,449	129,048
Commitments and contingencies (Note 18)

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at September 30, 2015 and December 31,2014	12	12
Additional paid in capital	259,160	259,091
Accumulated deficit	(266,189)	(252,989)
Accumulated other comprehensive income	342	705
Total stockholders' (deficit) equity	(6,675)	6,819
Total Liabilities and Stockholders' (Deficit) Equity	$146,774	$135,867

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Product sales	$876	$824	$3,005		$3,216
Product sales – related parties	703	523	2,013		1,481
License fees	100	66	232		198
Commercial collaborations	29	49	137		230
Total revenues	1,708	1,462	5,387		5,125

Cost of goods sold
Product costs	840	974	2,289		3,335
Cost to related party sales	641	780	2,563		1,971
Total cost of goods sold	1,481	1,754	4,852		5,306

Gross profit (loss)	227	(292)	535		(181)

Operating expenses
Research and development	218	245	590		904
Sales and marketing	294	151	670		387
General and administrative	3,064	1,850	7,755		5,558
Depreciation and amortization	370	436	1,186		1,436
(Gain) loss on disposal of assets	-	(23)	-		82
Total operating expenses	3,946	2,659	10,201		8,367
Loss from operations	(3,719)	(2,951)	(9,666)		(8,548)

Other expense
Interest expense, net	(290)	(2,031)	(1,886)		(4,342)
Change in fair value of warrants	-	208	5		349
Gain on foreign exchange	1	-	-		15
Other income - electric bus sales	1,981	3,317	11,519		3,317
Other expense - electric bus sales	(1,847)	(4,852)	(13,666)		(4,852)
Other income	131	146	495		511
Total other expense	(24)	(3,212)	(3,533)

Net loss	(3,743)	(6,163)	(13,199)
Other Comprehensive Income
Foreign Currency Translation Adjustments	(482)	(11)	(363)
Comprehensive Loss	$(4,225)	$(6,174)	$(13,562)	$

Loss per common share - basic and diluted	$(0.32)	$(0.53)	$(1.14)		$(1.17)
Weighted average shares - basic and diluted	11,606,735	11,606,735	11,606,735		11,606,735

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,447)	$(13,550)
Adjustment to Reconcile Net loss to Net Cash Provided by (used in) Operating Activities
Depreciation and amortization	1,186	1,436
Accretion	(111)	(5)
Share-based compensation	69	(17)
Changes in other receivable reserves	(6,287)	-
Change in fair value of warrants	(5)	(349)
Changes in Operating Assets and Liabilities
Accounts receivable, net	(140)	261
Product inventories, net	(3,059)	821
Prepaid expenses and other current assets	26,809	(13,027)
Deferred contract costs	(877)	(69)
Trade accounts payable	(2,732)	(2,338)
Accrued salaries and benefits	344	137
Accrued warranty	75	(48)
Accrued liabilities	62	(517)
Deferred revenue and customer deposit	(1,116)	452
Deferred income – Grant Incentives	(589)	8,208
Other liabilities	3,443	356
Amounts due from related parties	19,739	(4,719)
Amounts due to related parties	5,993	-
Other non-current asset	(3,636)	(380)
Restricted cash	-	(243)
Net Cash Provided by (Used in) Operating Activities	25,969	(23,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Placement of time deposit	(20,238)	(5,684)
Maturity of time deposit	-	2,932
Purchase of property, plant and equipment	(10,739)	(1,763)
Purchase of land use right	(2,001)	(3,851)
Repayment from (loan to) related parties	468	(14,307)
Net Cash Used in Investing Activities	(32,510)	(22,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	347	143
Proceeds from trade acceptance	5,293	-
Repayment of trade acceptance	-	(116)
Proceeds from notes payable	38,776	39,837
Repayment of notes payable	(22,800)	(10,865)
Proceeds (payment) of related party notes	(3,310)	20,917
Repayment of capital lease obligation	-	(6)
Net Cash Provided by Financing Activities	18,306	49,910

Effect of exchange rate changes on cash and cash equivalents	(1,731)	(3,698)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	10,073	(52)
CASH AND CASH EQUIVALENTS, beginning of period	1,001	1,289
CASH AND CASH EQUIVALENTS, end of period	$11,074	$1,237
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	3,957	3,975

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,566	$1,001
Restricted cash	4,311	4,661
Accounts receivable, net	924	650
Amounts due from related parties	25,879	34,405
Product inventories, net	7,462	6,914
Prepaid expenses and other current assets	19,316	26,952
Deferred contract costs	1,943	143
Total current assets	62,401	74,726

Restricted cash	244	243
Deferred contract costs, non-current	976	2,289
Prepaid expenses, non-current	12,299	6,787
Property, plant and equipment, net	24,390	19,893
Patents, net	84	122
Long-term investment	5,712	5,684
Other non-current asset	3,739	390
Land use right, net	25,590	25,733
Total Assets	$135,435	$135,867

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$2,914	$6,253
Amounts due to related parties included note payable of $nil and $5,684 as of June 30, 2015 and December 31, 2014, respectively	51,677	26,283
Accrued salaries and benefits	1,464	1,263
Accrued warranty	185	173
Accrued liabilities	868	888
Deferred revenue and customer deposit	4,587	4,425
Deferred income - Grant Incentives	580	529
Warrant liabilities	1	6
Current portion of long term notes payable	1,714	1,786
Other current liabilities	80	24
Short term Notes payable	9,991	25,862
Total current liabilities	74,061	67,492

Long term notes payable, net of current portion	33,293	33,942
Other non-current liabilities	2,498	335
Deferred revenue and customer deposit, non-current	2,614	2,303
Deferred income - Grant Incentives, non-current	25,438	24,976
Total Liabilities	137,904	129,048
Commitments and contingencies (Note 18)

Stockholders' (deficit) equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at June 30, 2015 and December 31,2014	12	12
Additional paid in capital	259,141	259,091
Accumulated deficit	(262,446)	(252,989)
Accumulated other comprehensive income	824	705
Total stockholders' equity	(2,469)	6,819
Total Liabilities and Stockholders' (Deficit) Equity	$135,435	$135,867

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Product sales	$1,060	$1,075	$2,129	$2,392
Product sales – related parties	659	632	1,310	958
License fees	66	66	132	132
Commercial collaborations	47	101	108	181
Total revenues	1,832	1,874	3,679	3,663

Cost of goods sold
Product costs	412	923	1,449	2,361
Cost to related party sales	851	622	1,922	1,191
Total cost of goods sold	1,263	1,545	3,371	3,552

Gross profit	569	329	308	111

Operating expenses
Research and development	161	233	372	659
Sales and marketing	242	116	376	236
General and administrative	2,273	1,569	4,691	3,708
Depreciation and amortization	410	506	816	1,000
(Gain) loss on disposal of assets	-	(5)	-	105
Total operating expenses	3,086	2,419	6,255	5,708
Loss from operations	(2,517)	(2,090)	(5,947)	(5,597)

Other expense
Interest expense, net	(560)	(1,291)	(1,596)	(2,311)
Change in fair value of warrants	(1)	183	5	141
Gain (loss) on foreign exchange	-	-	(1)	15
Other income - electric bus sales	9,538	-	9,538	-
Other expense - electric bus sales	(11,819)	-	(11,819)	-
Other income	131	162	364	365
Total other expense	(2,711)	(946)	(3,509)	(1,790)

Net loss	(5,228)	(3,036)	(9,456)	(7,387)
Other Comprehensive Income
Foreign Currency Translation Adjustments	13	89	119	(180)
Comprehensive Loss	$(5,215)	$(2,947)	$(9,337)	$(7,567)

Loss per common share - basic and diluted	$(0.45)	$(0.26)	$(0.81)	$(0.64)
Weighted average shares - basic and diluted	11,606,735	11,606,735	11,606,735	11,606,735

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Six Months Ended June 30, ended
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,456)	$(7,387)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	816	1,000
Accretion	(53)	-
Share-based compensation	50	(29)
Changes in other receivable reserves	(2,858)	-
Change in fair value of warrants	(5)	(141)
Changes in Operating Assets and Liabilities
Accounts receivable, net	(274)	356
Product inventories, net	(548)	(289)
Prepaid expenses and other current assets	10,494	(17,058)
Deferred contract costs	(487)	128
Trade accounts payable	(3,693)	(992)
Accrued salaries and benefits	201	27
Accrued warranty	12	(29)
Accrued liabilities	(20)	(398)
Deferred revenue and customer deposit	473	(285)
Deferred income – Grant Incentives	513	8,356
Other liabilities	2,138	-
Amounts due from related parties	8,597	(9,926)
Amounts due to related parties	16,975	-
Other non-current asset	(3,215)	-
Net Cash Provided by (Used in) Operating Activities	19,660	(26,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,159)	(1,731)
Purchase of land use right	-	(3,854)
Repayment from (loan to) related parties	(71)	(16)
Net Cash Used in Investing Activities	(10,230)	(5,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	350	227
Proceeds from trade acceptance	5,150	-
Repayment of trade acceptance	-	(116)
Proceeds from notes payable	-	20,932
Repayment of notes payable	(21,742)	-
Proceeds (payment) of related party notes	8,419	10,465
Repayment of capital lease obligation	-	(6)
Net Cash Provided (Used in) by Financing Activities	(7,823)	31,502

Effect of exchange rate changes on cash and cash equivalents	(42)	(160)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,565	(926)
CASH AND CASH EQUIVALENTS, beginning of period	1,001	1,289
CASH AND CASH EQUIVALENTS, end of period	$2,566	$363
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	2,957	2,107

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,036	$1,001
Restricted cash	4,803	4,661
Accounts receivable, net	705	650
Amounts due from related parties	26,603	34,405
Product inventories, net	7,319	6,914
Prepaid expenses and other current assets	20,763	26,952
Deferred contract costs	1,897	143
Total current assets	63,126	74,726

Restricted cash	244	243
Deferred contract costs, non-current	858	2,289
Prepaid expenses, non-current	7,578	6,787
Property, plant and equipment, net	20,334	19,893
Patents, net	103	122
Long-term investment	5,708	5,684
Other non-current asset	1,895	390
Land use right, net	25,709	25,733
Total Assets	$125,555	$135,867

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$5,856	$6,253
Amounts due to related parties included note payable of $nil and $5,684 as of March 31, 2015 and December 31, 2014, respectively	20,153	26,283
Accrued salaries and benefits	1,217	1,263
Accrued warranty	176	173
Accrued liabilities	791	888
Deferred revenue and customer deposit	4,425	4,425
Deferred income - Grant Incentives	566	529
Warrant liabilities	-	6
Current portion of long term notes payable	1,713	1,786
Other current liabilities	78	24
Short term Notes payable	26,035	25,862
Total current liabilities	61,010	67,492

Long term notes payable, net of current portion	33,272	33,942
Other non-current liabilities	1,101	335
Deferred revenue and customer deposit, non-current	2,535	2,303
Deferred income - Grant Incentives, non-current	24,916	24,976
Total Liabilities	122,834	129,048
Commitments and contingencies (Note 18)

Stockholders' (deficit) equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at March 31, 2015 and December 31,2014	12	12
Additional paid in capital	259,116	259,091
Accumulated deficit	(257,218)	(252,989)
Accumulated other comprehensive income	811	705
Total stockholders' equity	2,721	6,819
Total Liabilities and Stockholders' (Deficit) Equity	$125,555	$135,867

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months March 31,
	2015	2014
Revenues
Product sales	$1,069	$1,317
Products sales – related parties	651	326
License fees	66	66
Commercial collaborations	61	80
Total revenues	1,847	1,789

Cost of goods sold
Product costs	1,037	1,438
Cost to related party sales	1,071	569
Total cost of goods sold	2,108	2,007

Gross loss	(261)	(218)

Operating expenses
Research and development	211	426
Sales and marketing	134	120
General and administrative	2,418	2,139
Depreciation and amortization	406	494
Loss on disposal of assets	-	110
Total operating expenses	3,169	3,289
Loss from operations	(3,430)	(3,507)

Other expense
Interest expense, net	(1,036)	(1,020)
Change in fair value of warrants	6	(42)
Gain (loss) on foreign exchange	(1)	15
Other income	233	203
Total other expense	(798)	(844)

Net loss	(4,228)	(4,351)
Other Comprehensive Income
Foreign Currency Translation Adjustments	106	(269)
Comprehensive Loss	$(4,122)	$(4,620)

Loss per common share - basic and diluted	$(0.36)	$(0.37)
Weighted average shares - basic and diluted	11,606,735	11,606,735

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,228)	$(4,351)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	406	494
Accretion	(17)	-
Share-based compensation	25	(42)
Changes in other receivable reserves	(1,937)
Change in fair value of warrants	(6)	42
Changes in Operating Assets and Liabilities
Accounts receivable, net	(56)	301
Product inventories, net	(405)	170
Prepaid expenses and other current assets	8,126	(1,346)
Deferred contract costs	(323)	31
Trade accounts payable	(455)	(68)
Accrued salaries and benefits	(46)	(27)
Accrued warranty	3	(19)
Accrued liabilities	(97)	(153)
Deferred revenue and customer deposit	232	276
Deferred income - Grant Incentives	(23)	3,846
Other liabilities	795	-
Amounts due from related parties	7,864	(4,496)
Amounts due to related parties	8	-
Other non-current asset	(1,463)	-
Net Cash Provided by (Used in) Operating Activities	8,403	(5,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,422)	(1,447)
Loan to related parties	(62)	-
Net Cash Used in Investing Activities	(1,484)	(1,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(142)	224
Repayment of note payable	(813)	-
Payment (proceeds) of related party notes	(6,138)	5,992
Net Cash (Used in) Provided by Financing Activities	(7,093)	6,216

Effect of exchange rate changes on cash and cash equivalents	209	(298)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	35	(871)
CASH AND CASH EQUIVALENTS, beginning of period	1,001	1,289
CASH AND CASH EQUIVALENTS, end of period	$1,036	$418
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	1,662	888

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,237	$1,289
Restricted cash	4,276	4,419
Short term investment	-	2,932
Accounts receivable, net	913	1,174
Amounts due from related parties	27,949	8,923
Product inventories, net	4,323	5,144
Prepaid expenses and other current assets	34,045	9,373
Deferred contract costs	-	199
Total current assets	72,743	33,453

Restricted cash	243	-
Deferred contract costs, non-current	2,015	1,747
Prepaid expenses, non-current	4,237	15,882
Property, plant and equipment, net	19,061	19,147
Patents, net	141	198
Long term investment	5,684	-
Other non-current asset	393	-
Land use right, net	25,867	22,387
Total Assets	$130,384	$92,814

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$4,723	$7,902
Amounts due to related parties included note payable of $5,684 and $nil as of September 30, 2014 and December 31, 2013, respectively	20,917	-
Accrued salaries and benefits	1,062	925
Accrued warranty	384	432
Accrued liabilities	337	854
Deferred revenue and customer deposit	3,702	2,308
Deferred income - Grant Incentives	529	357
Warrant liabilities	1	350
Current portion of long term notes payable	1,624	-
Other current liabilities	23	-
Short term notes payable	42,914	36,241
Capital lease obligation	-	6
Total current liabilities	76,216	49,375

Long term notes payable, net of current portion	17,052	-
Other non-current liabilities	341	-
Deferred revenue and customer deposit, non-current	2,477	3,419
Deferred income - Grant Incentives, non-current	25,108	17,072
Total Liabilities	121,194	69,866
Commitments and contingencies (Note 18)
Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at September 30, 2014 and December 31,2013	12	12
Additional paid in capital	259,066	259,083
Accumulated deficit	(250,588)	(237,038)
Accumulated other comprehensive income	700	891
Total stockholders' equity	9,190	22,948
Total Liabilities and Stockholders' (Deficit) Equity	$130,384	$92,814

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Revenues
Product sales	$824	$3,216
Product sales – related parties	523	1,481
License fees	66	198
Commercial collaborations	49	230
Total revenues	1,462	5,125

Cost of goods sold
Product costs	974	3,335
Cost to related party sales	780	1,971
Total cost of goods sold	1,754	5,306

Gross loss	(292)	(181)

Operating expenses
Research and development	245	904
Sales and marketing	151	387
General and administrative	1,850	5,558
Depreciation and amortization	436	1,436
(Gain) loss on disposal of assets	(23)	82
Total operating expenses	2,659	8,367
Loss from operations	(2,951)	(8,548)

Other income (expense)
Interest income (expense), net	(2,031)	(4,342)
Change in fair value of warrants	208	349
Gain (loss) on foreign exchange	-	15
Other income - electric bus sales	3,317	3,317
Other expense - electric bus sales	(4,852)	(4,852)
Other income	146	511
Total other income (expense)	(3,212)	(5,002)

Net loss	(6,163)	(13,550)
Other Comprehensive Income
Foreign Currency Translation Adjustments	(11)	(191)
Comprehensive Loss	$(6,174)	$(13,741)

Loss per common share - basic and diluted	$(0.53)	$(1.17)
Weighted average shares - basic and diluted	11,606,735	11,606,735

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

Nine Months Ended September 30, ended
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,550)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	1,436
Accretion	(5)
Share-based compensation	(17)
Change in fair value of warrants	(349)
Changes in Operating Assets and Liabilities
Accounts receivable, net	261
Product inventories, net	821
Prepaid expenses and other current assets	(13,027)
Deferred contract costs	(69)
Trade accounts payable	(2,338)
Accrued salaries and benefits	137
Accrued warranty	(48)
Accrued liabilities	(517)
Deferred revenue and customer deposit	452
Deferred income - Grant Incentives	8,208
Other liabilities	356
Amounts due from related parties	(4,719)
Other non-current asset	(380)
Restricted cash	(243)
Net Cash Used in Operating Activities	(23,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-
Placement of time deposit	(5,684)
Maturity of time deposit	2,932
Purchase of property, plant and equipment	(1,763)
Purchase of land use right	(3,851)
Repayment from (loan to) related party	(14,307)
Net Cash Used in Investing Activities	(22,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	143
Repayment of trade acceptance	(116)
Proceeds from notes payable	39,837
Repayment of notes payable	(10,865)
Proceeds of related party notes	20,917
Repayment of capital lease obligation	(6)
Net Cash Provided by Financing Activities	49,910

Effect of exchange rate changes on cash and cash equivalents	(3,698)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52)
CASH AND CASH EQUIVALENTS, beginning of period	1,289
CASH AND CASH EQUIVALENTS, end of period	$1,237
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-
Interest expense	3,975

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$363	$1,289
Restricted cash	4,192	4,419
Short term investment	2,912	2,932
Accounts receivable, net	819	1,174
Amounts due from related parties	18,865	8,923
Product inventories, net	5,433	5,144
Prepaid expenses and other current assets	26,431	9,373
Deferred contract costs	-	199
Total current assets	59,015	33,453

Deferred contract costs, non-current	1,818	1,747
Prepaid expenses, non-current	15,684	15,882
Property, plant and equipment, net	18,864	19,147
Patents, net	160	198
Land use right, net	26,003	22,387
Total Assets	$121,544	$92,814

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$5,423	$7,902
Amounts due to related parties	10,465	-
Accrued salaries and benefits	952	925
Accrued warranty	403	432
Accrued liabilities	456	854
Deferred revenue and customer deposit	3,150	2,308
Deferred income - Grant Incentives	529	357
Warrant liabilities	209	350
Short term Notes payable	57,057	36,241
Capital lease obligation	-	6
Total current liabilities	78,644	49,375

Deferred revenue and customer deposit, non-current	2,292	3,419
Deferred income - Grant Incentives, non-current	25,256	17,072
Total Liabilities	106,192	69,866
Commitments and contingencies (Note 18)

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at June 30, 2014 and December 31,2013	12	12
Additional paid in capital	259,054	259,083
Accumulated deficit	(244,425)	(237,038)
Accumulated other comprehensive income	711	891
Total stockholders' equity	15,352	22,948
Total Liabilities and Stockholders' (Deficit) Equity	$121,544	$92,814

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Product sales	$1,075	$3,092	$2,392	$4,886
Product sales - related parties	632	-	958	-
License fees	66	60	132	120
Commercial collaborations	101	-	181	-
Total revenues	1,874	3,152	3,663	5,006

Cost of goods sold
Product costs	923	3,213	2,361	5,380
Cost to related party sales	622	-	1,191	-
Total cost of goods sold	1,545	3,213	3,552	5,380

Gross profit (loss)	329	(61)	111	(374)

Operating expenses
Research and development	233	757	659	2,045
Sales and marketing	116	247	236	682
General and administrative	1,569	1,736	3,708	2,935
Depreciation and amortization	506	325	1,000	619
(Gain) loss on disposal of assets	(5)	(19)	105	(19)
Total operating expenses	2,419	3,046	5,708	6,262
Loss from operations	(2,090)	(3,107)	(5,597)	(6,636)

Other income (expense)
Interest income (expense), net	(1,291)	(32)	(2,311)	209
Change in fair value of warrants	183	120	141	(10)
Gain on foreign exchange	-	-	15	3
Other income	162	28	365	28
Total other income (expense)	(946)	116	(1,790)	230

Net loss	(3,036)	(2,991)	(7,387)	(6,406)
Other Comprehensive Income
Foreign Currency Translation Adjustments	89	432	(180)	613
Comprehensive Loss	$(2,947)	$(2,559)	$(7,567)	$(5,793)

Loss per common share - basic and diluted	$(0.26)	$(0.26)	$(0.64)	$(0.55)
Weighted average shares - basic and diluted	11,606,735	11,590,067	11,606,735	11,590,067

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,387)	$(6,406)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	1,000	619
Share-based compensation	(29)	89
Change in fair value of warrants	(141)	10
Changes in Operating Assets and Liabilities
Accounts receivable, net	356	657
Product inventories, net	(289)	1,087
Prepaid expenses and other current assets	(17,058)	(149)
Deferred contract costs	128	2,628
Trade accounts payable	(992)	(1,044)
Accrued salaries and benefits	27	(117)
Accrued warranty	(29)	171
Accrued liabilities	(398)	(51)
Deferred revenue and customer deposit	(285)	(1,767)
Deferred income - Grant Incentives	8,356	-
Amounts due from related parties	(9,926)	-
Net Cash Used in Operating Activities	(26,667)	(4,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	-	9,230
Purchase of property, plant and equipment	(1,731)	(2,259)
Purchase of land use right	(3,854)	(8,586)
Repayment from (loan to) related parties	(16)	-
Net Cash Used in Investing Activities	(5,601)	(1,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	227	-
Repayment of trade acceptance	(116)	-
Proceeds from notes payable	20,932	-
Deferred income	-	1,876
Proceeds of related party notes	10,465	-
Repayment of capital lease obligation	(6)	(2)
Net Cash Provided by Financing Activities	31,502	1,874

Effect of exchange rate changes on cash and cash equivalents	(160)	318

NET DECREASE IN CASH AND CASH EQUIVALENTS	(926)	(3,696)
CASH AND CASH EQUIVALENTS, beginning of period	1,289	12,372
CASH AND CASH EQUIVALENTS, end of period	$363	$8,676
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	2,107	167

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$418	$1,289
Restricted cash	4,195	4,419
Short term investment	2,903	2,932
Accounts receivable, net	873	1,174
Amounts due from related parties	13,419	8,923
Product inventories, net	4,974	5,144
Prepaid expenses and other current assets	10,719	9,373
Deferred contract costs	104	199
Total current assets	37,605	33,453

Deferred contract costs, non-current	1,811	1,747
Prepaid expenses, non-current	15,674	15,882
Property, plant and equipment, net	19,040	19,147
Patents, net	179	198
Land use right, net	22,055	22,387
Total Assets	$96,364	$92,814

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$6,438	$7,902
Amounts due to related parties	5,992	-
Accrued salaries and benefits	898	925
Accrued warranty	413	432
Accrued liabilities	701	854
Deferred revenue and customer deposit	2,538	2,308
Deferred income - Grant Incentives	436	357
Warrant liabilities	392	350
Short term Notes payable	35,960	36,241
Capital lease obligation	6	6
Total current liabilities	53,774	49,375

Deferred revenue and customer deposit, non-current	3,465	3,419
Deferred income - Grant Incentives, non-current	20,839	17,072
Total Liabilities	78,078	69,866
Commitments and contingencies (Note 18)

Stockholders' (deficit) equity
Common stock, $.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at March 31, 2014 and December 31,2013	12	12
Additional paid in capital	259,041	259,083
Accumulated deficit	(241,389)	(237,038)
Accumulated other comprehensive income	622	891
Total stockholders' equity	18,286	22,948
Total Liabilities and Stockholders' (Deficit) Equity	$96,364	$92,814

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Product sales	$1,317	$1,794
Product sales – related parties	326	-
License fees	66	60
Commercial collaborations	80	-
Total revenues	1,789	1,854

Cost of goods sold
Product costs	1,438	2,167
Cost to related party sales	569	-
Total cost of goods sold	2,007	2,167

Gross loss	(218)	(313)

Operating expenses
Research and development	426	1,288
Sales and marketing	120	435
General and administrative	2,139	1,199
Depreciation and amortization	494	294
Loss (Gain) on disposal of assets	110	-
Total operating expenses	3,289	3,216
Loss from operations	(3,507)	(3,529)

Other income (expense)
Interest income (expense), net	(1,020)	241
Change in fair value of warrants	(42)	(130)
Gain on foreign exchange	15	3
Other income	203	-
Total other income (expense)	(844)	114

Net loss	(4,351)	(3,415)
Other Comprehensive Income
Foreign Currency Translation Adjustments	(269)	181
Comprehensive Loss	$(4,620)	$(3,234)

Loss per common share - basic and diluted	$(0.37)	$(0.29)
Weighted average shares - basic and diluted	11,606,735	11,590,067

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,351)	$(3,415)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	494	294
Share-based compensation	(42)	58
Change in fair value of warrants	42	130
Changes in Operating Assets and Liabilities
Accounts receivable, net	301	783
Product inventories, net	170	(172)
Prepaid expenses and other current assets	(1,346)	45
Deferred contract costs	31	1,733
Trade accounts payable	(68)	(934)
Accrued salaries and benefits	(27)	112
Accrued warranty	(19)	(88)
Accrued liabilities	(153)	24
Deferred revenue and customer deposit	276	76
Deferred income - Grant Incentives	3,846	-
Amounts due from related parties	(4,496)	-
Net Cash Used in Operating Activities	(5,342)	(1,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	-	293
Purchase of property, plant and equipment	(1,447)	-
Net Cash (Used in) Provided by Investing Activities	(1,447)	293

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	224	-
Proceeds of related party notes	5,992	-
Repayment of capital lease obligation	-	(1)
Net Cash Provided by (Used in) Financing Activities	6,216	(1)

Effect of exchange rate changes on cash and cash equivalents	(298)	(385)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(871)	(1,447)
CASH AND CASH EQUIVALENTS, beginning of period	1,289	12,372
CASH AND CASH EQUIVALENTS, end of period	$418	$10,925
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	888	45

See notes to unaudited consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Note 1 –   Basis of Presentation and Going Concern

Description of the Company and Business

Altair Nanotechnologies Inc., (the “Company”) is a Delaware corporation that develops, manufactures and sells nano lithium titanate batteries and energy storage systems. The Company’s nano lithium titanate battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. The Company targets applications that utilize the key attributes of its technology with product applications mainly found in the electric grid, transportation (commercial vehicles), and industrial market segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company included in the Company’s Comprehensive Report for the years ended December 31, 2015, 2014, 2013 and 2012, included elsewhere in this filing. The Company’s accounting policies are more fully described in the Notes to the consolidated financial statements included elsewhere in this filing and also in the Form 10-K for the year ended December 31, 2012.

Going Concern

The Company anticipates continuing to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately generate revenues at a level that will result in profitability and positive cash flows from operations. To address these matters, we are taking actions to pay off loans when due, refinance existing loans if needed, obtain capital leases, obtain additional loans collateralized by the land use rights, third party guarantees and other assets, and obtain approval for additional grant incentives from the government of Wu’an, China. However, there can be no assurance that additional grant funds to support our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise further funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries which include (1) Altair U.S. Holdings, (2) Altairnano, Inc., (3) Altair China and (4) Northern Altair. All of the subsidiaries are either incorporated in the United States of America or China. Inter-company transactions and balances have been eliminated in consolidation.

Recently Adopted and Recently Issued Accounting Guidance

See Note 3 to the notes to the consolidated financial statements for the years ended December 31, 2015, 2014, 2013 and 2012 contained elsewhere in this Form 10-K. The adoption of these changes had no impact on the unaudited consolidated financial statements or related disclosures.

Note 2 – Restricted Cash

The Company’s restricted cash represents cash required to be deposited to secure bank loans (standby letter of credit), issue trade acceptance, and used for the State Grid Corporation project which classified under other category.

Restricted cash comprised the following (in thousands of dollars):

Short Term	September 30, 2015	June 30, 2015	March 31, 2015
Standby letter of credit	$4,322	$4,311	$4,803
Other	235	-	-
Total	$4,557	$4,311	$4,803

Long Term	September 30, 2015	June 30, 2015	March 31, 2015
Other	$-	$244	$244

Short Term	September 30, 2014	June 30, 2014	March 31, 2014
Trade acceptance	$-	$-	$116
Standby letter of credit	4,276	4,192	4,079
Total	$4,276	$4,192	$4,195

Long Term	September 30, 2014	June 30, 2014	March 31, 2014
Other	$243	$-	$-

Note 3 – Fair Value Measurements and Other Financial Measurements

The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk. The Company performs recurring fair-value measurements for its warrant liabilities.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were recorded using level 3 inputs based on a Monte Carlo option simulation model, which uses prevailing interest rates, Company’s stock price volatility and expected warrant term. Based on the valuation model used by the Company, the value of the warrant liability was determined to be $0.01 for each of the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015; $0.01, $0.21 million, $0.39 million, for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, respectively. The change in the market value of the warrants are recorded in Other (expense) income for each of the periods presented.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

               During the quarters ended September 30, 2015, June 30, 2015, March 31, 2015 and September 30, 2014, the Company has entered into several agreements to provide financial guarantees in relation to the EV Bus sales (See note 4). The Company engaged a third party valuation expert to determine the fair value of the financial guarantees.

The Company’s remaining financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities and short-term notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

NOTE 4 – ELECTRIC BUS SALES

On April 19, 2012, the Company entered into an Agreement (the “Agreement") with Wu’an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan Government") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, in Hebei Province in China. The Agreement also indicates the purchase by Wu'an and Handan of EV Buses beginning in late 2012 and continuing over five years, and the future purchase of electric taxis and energy storage systems.

Pursuant to the Agreement, on January 6, 2013, the Company, through its wholly-owned subsidiary, Northern Altair, entered into an EV Buses sale agreement with Wu’an Transport Bureau, the total contract price, with VAT included, was $25.1 million for 165 EV Buses equipped with high efficiency lithium battery.

Pursuant to the Agreement, on May 13, 2014, the Company, through its wholly-owned subsidiary, Northern Altair, entered into an EV Buses sale agreement with Handan City Public Transportation (“Handan”), the total contract price, with VAT included, was $44.5 million for 200 EV Buses.

In connection with the bus sales to Handan, the Company agreed to provide to a third-party leasing entity a security deposit equals to 20% of the contract price. The security deposit is refundable over ten-year period when Handan completed its obligations to the third-party leasing entity. The difference between the present value of the refundable security deposit and the gross amount was recorded as current period expense and unearned interest income to the security deposit. The unearned interest income was amortized straight line over the refund period of 10 years.

In addition, the Company agreed to pay an initial 8% of the contract price for rebates and to make subsequent quarterly payments, for a ten-year period, to a third-party leasing company as an incentive. The net present value of the quarterly payments is recorded as current period expense. The difference between the present value of subsequent quarterly payments and the gross amount was recorded as unrecognized interest expense and then amortized over ten-year period.

Other income recognized, bus delivered quantities, and other expense incurred as shown quarterly below:

In thousands except for bus delivered quantities:
	Nine Months ended	Six Months ended	Three Months ended
	September 30, 2015	June 30, 2015	March 31, 2015
Buses delivered	75	47	-

Other income - buses, gross	11,573	9,593	-
Financial guarantee premium	(54)	(55)	-
Other income (loss) - buses, net	$11,519	$9,538	$-

Other cost of buses purchased from related party	11,509	9,646	-
Security deposit expense	734	739	-
Rebates expense	1,423	1,434	-
Other expense - buses	$13,666	$11,819	$-

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

	Nine Months ended	Six Months ended	Three Months ended
	September 30, 2014	June 30, 2014	March 31, 2014
Buses delivered	20	-	-

Other income - buses, gross	$3,335	$-	$-
Financial guarantee premium	(18)	-	-
Other income - buses, net	3,317	-	-

Other cost of buses purchased from related party	4,054	-	-
Security deposit expense	272	-	-
Rebates expense	526	-	-
Other expense - buses	$4,852	$-	$-

Note 5 – PRODUCT Inventories

Inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets, which consisted of the following (in thousands of dollars):

	September 30, 2015	June 30, 2015	March 31, 2015
Raw materials	$963	$1,988	$2,273
Work in process	4,657	3,673	3,644
Finished goods	4,353	1,801	1,402
Total product inventories	$9,973	$7,462	$7,319

	September 30, 2014	June 30, 2014	March 31, 2014
Raw materials	$1,672	$2,476	$2,396
Work in process	1,796	1,697	1,568
Finished goods	855	1,260	1,010
Total product inventories	$4,323	$5,433	$4,974

The Company recorded reserve for inventories of $0.13 million as of September 30, 2015, June 30, 2015, and March 31, 2015, respectively; $0.10 million as of September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Note 6 – PREPAID expenses AND oTHER Assets

Prepaid expenses and other current and non-current assets consist of the following (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Deferred contract costs	$3,309	$2,919	$2,755

Prepaid inventory purchases	$649	$1,491	$215
Prepaid Service Fee	903	318	217
Others	418	881	350
Prepaid VAT	1,850	850	1,423
Current portion of long term receivable	1,595	38	(177)
Electric bus for resale (Note 4)	134	2,092	2,091
Other receivables – electric bus (Note 4)	446	16,908	20,730
Other receivable reserve (Note 4)	-	(3,429)	(4,349)
Deposits	124	127	134
Prepaid insurance	311	40	130
Total prepaid expenses and other current assets	$6,430	$19,316	$20,764

Prepaid equipment purchases, non-current	$10,021	$12,299	$7,578
Other assets, non-current	$4,307	$3,739	$1,895

	September 30,	June 30,	March 31,
	2014	2014	2014
Deferred contract costs	$2,015	$1,818	$1,915

Prepaid inventory purchases	$28,003	$16,827	$58
Prepaid Service Fee	900	818	357
Others	193	177	120
Prepaid VAT	2,061	2,512	2,484
Current portion of long term receivable	128	-	-
Electric bus for resale (Note 4)	2,330	5,978	5,959
Deposits	119	67	1,581
Prepaid insurance	311	52	160
Total prepaid expenses and other current assets	$34,045	$26,431	$10,719

Prepaid equipment purchases, non-current	$4,237	$15,684	$15,674
Other assets, non-current	$393	$-	$-

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Other assets, non-current consist of the following (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Gross long term receivable	$8,596	$5,548	$2,531
Less: unearned interest income	(2,694)	(1,771)	(813)
Net present value of long term receivable	5,902	3,777	1,718
Less: Current portion of long term receivable	(1,595)	(38)	177
Net present value of long term receivable, net of current portion	$4,307	$3,739	$1,895

September 30,
2014
Gross long term receivable	$780
Less: unearned interest income	(259)
Net present value of long term receivable	521
Less: Current portion of long term receivable	(128)
Net present value of long term receivable, net of current portion	$393

Other receivable consist of due from the third party companies, which were incurred when the Company agreed to resale the electric bus to the third party companies.

The deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized.

Prepaid equipment purchase consists of other costs related to the Company’s China operations, which will be transferred to property, plant and equipment once such assets are placed in service.

Other assets, non-current consists of due from a third party leasing company which were incurred when the Company agreed to provide to a third party leasing company a security deposit, 20% of contract price, which is refundable over a ten-year period upon Handan’s completion of its obligations to the third-party leasing entity (Note 4).

Patent

 Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives and is summarized as follows (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Patents	$1,365	$1,366	$1,366
Less: accumulated amortization	(1,300)	(1,282)	(1,263)
Total patents	$65	$84	$103

	September 30,	June 30,	March 31,
	2014	2014	2014
Patents	$1,366	$1,366	$1,366
Less: accumulated amortization	(1,225)	(1,206)	(1,187)
Total patents	$141	$160	$179

From fiscal year 2013 to fiscal year 2015, amortization quarterly expense was approximately $0.02 million. Annual amortization expense relating to patents will be approximately $0.01 million each quarter starting in 2016.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Note 7 – PROPERTY, Plant and Equipment

Property, plant and equipment consists of the following (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015

Machinery and equipment, held and used	$11,470	$11,659	$11,608
Building and improvements	13,458	13,816	13,798
Furniture, office equipment & others	1,805	1,827	1,793
Leased assets	1,682	1,682	1,682
	28,415	28,984	28,881
Less: accumulated depreciation	(12,356)	(11,935)	(11,411)
Subtotal	16,059	17,049	17,470
Construction in process	12,704	7,341	2,864
Total property, plant and equipment	$28,763	$24,390	$20,334

	September 30,	June 30,	March 31,
	2014	2014	2014

Machinery and equipment, held and used	$11,979	$11,748	$11,662
Building and improvements	13,735	13,742	13,713
Furniture, office equipment & others	1,788	1,540	1,525
Leased assets	1,682	1,682	1,682
	29,184	28,712	28,582
Less: accumulated depreciation	(11,114)	(10,753)	(10,274)
Subtotal	18,070	17,959	18,308
Construction in process	991	905	732
Total property, plant and equipment	$19,061	$18,864	$19,040

Depreciation expense for the nine months ended September 30, 2015, 2014, totaled approximately $0.72 million, $1 million, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 totaled approximately $0.51 million and $0.72 million, respectively. Depreciation expense for the three months ended March 31, 2015 and 2014 totaled approximately $0.25 million and $0.36 million, respectively.

Note 8 – LAND Use RighTs

From fiscal year 2012 to 2015, Northern Altair signed agreements to receive five separate Land Use Rights for a period of 50 years with land sizes of approximately 66 acres, 40 acres, 10 acres, 8.6 acres and, 13.7 acres, respectively, of industrial land in Wu’an, China from Hebei Wu’an Municipal People’s Government. The Company paid approximately $12.17 million, $8.58 million, $1.86 million, $2.15 million and $ 2.93 million for each Land Use Right respectively. Payment amount included land transfer tax and other fees. These Land Use Rights are being used for the Company’s LTO and energy storage system manufacturing operations in China. Upon the 50 year expiration of the Land Use Rights, the Company will be required to bid again to obtain an extension of these rights. The Company received various incentives and grants from the Wu’an government in conjunction with obtaining the Land Use Rights (see Note 10).

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

As consideration for the land use rights, Northern Altair agreed to make fixed asset investments on the land of approximately $314.85 million, subject to grant incentives from Wu’an, China, over period of 50-year life of the land use rights, with initial construction occurring in 2013. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset and intangible asset investments shall include the cost of buildings, structures, auxiliary facilities and equipment.

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The following summarizes Land Use Rights for the following periods (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Land use rights	$28,685	$26,816	$26,799
Less: accumulated amortization	(1,319)	(1,226)	(1,090)
Total land use rights, net	$27,366	$25,590	$25,709

	September 30,	June 30,	March 31,
	2014	2014	2014
Land use rights	$26,684	$26,687	$22,610
Less: accumulated amortization	(817)	(684)	(555)
Total land use rights, net	$25,867	$26,003	$22,055

The following summarizes the carrying amount pledged (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Pledged for bank loan (Note 11)	$20,740	$21,659	$21,761
Pledged for guarantee provided to a related party (Note 14)	3,764	-	-
Total	$24,504	$21,659	$21,761

	September 30,	June 30,	March 31,
	2014	2014	2014
Pledged for bank loan (Note 11)	$21,895	$22,010	$22,055

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense for the nine months ended September 30, 2015, 2014, was approximately $0.41 million, $0.37 million, respectively. The amortization expense for the six months ended June 30, 2015 and 2014 was approximately $0.27 million and $0.24 million, respectively. The amortization expense for the three months ended March 31, 2015 and 2014 was approximately $0.13 million and $0.11 million, respectively.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

NOTE 9 – ACCRUED WARRANTY

Accrued warranty consisted of the following (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Beginning Balance	$173	$173	$173
Charges for accruals in the current period	174	98	54
Reductions for warranty services provided	(99)	(86)	(51)
Ending Balance	$248	$185	$176

	September 30,	June 30,	March 31,
	2014	2014	2014
Beginning Balance	$432	$432	$432
Charges for accruals in the current period	169	149	95
Reductions for warranty services provided	(217)	(178)	(114)
Ending Balance	$384	$403	$413

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

NOTE 10 – GRANT INCENTIVES

In conjunction with the Land Use Rights obtained by Northern Altair (Note 8), Northern Altair applied for and received various incentives and grants from the Wu’an China Government. Such grants and incentives are required to be used to support the construction of planned facilities in Wu’an China and the purchase of related manufacturing equipment. Grant amounts received are included in the balance sheet as deferred income and are recognized as income over the useful life of the related assets upon placing such assets into service. The following summarizes grant incentives (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015
Beginning balance on January 1, 2015	$25,505	$25,505	$25,505
Grants received in the current period	652	652	-
Foreign currency translation adjustment	(844)	126	109
Grants recognized in other income	(397)	(265)	(132)
Ending balance	$24,916	$26,018	$25,482

	September 30,	June 30,	March 31,
	2014	2014	2014
Beginning balance on January 1, 2014	$17,429	$17,429	$17,429
Grants received in the current period	8,811	8,811	4,218
Foreign currency translation adjustment	(163)	(148)	(206)
Grants recognized in other income	(440)	(307)	(166)
Ending balance	$25,637	$25,785	$21,275

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

NOTE 11 – NOTES PAYABLE

Note payable consists of trade acceptance and bank loans as discussed below (in thousands of dollars):

	September 30,	June 30,	March 31,
	2015	2015	2015

Trade acceptances	$5,142	$5,159	$-
Short term bank loans	43,554	4,832	26,035
Notes payable – short-term	48,696	9,991	26,035

Long term bank loans	32,834	35,007	34,985
Less: current portion of long term bank loans	$(9,740)	$(1,714)	$(1,713)
Long-term bank loans, net	$23,094	$33,293	$33,272

	September 30,	June 30,	March 31,
	2014	2014	2014

Trade acceptances	$-	$-	$116
Short term bank loans	42,914	57,057	35,844
Notes payable – short-term	42,914	57,057	35,960

Long term bank loans	18,676	-	-
Less: current portion of long term bank loans	$(1,624)	$-	$-
Long-term bank loans, net	$17,052	$-	$-

Trade Acceptances

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances are secured by restricted cash deposited in the bank.

Bank Loans

Short-term bank loan	September 30,			June 30,			March 31,
	2015			2015			2015
Weighted average interest rate		8.19%			8.96%			9.50%
Maturities	June 2016	to	September 2016	October 2015	to	June 2016	April 2015	to	October 2015
Weighted average balance (in thousands of dollars)		$14,154			$18,347			$25,953

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

	September 30,			June 30,			March 31,
Short-term bank loan	2014			2014			2014
Weighted average interest rate		10.03%			9.95%			9.77%
Maturities	October 2014	to	April 2015	August 2014	to	April 2015	August 2014	to	December 2014
Weighted average balance (in thousands of dollars)		$46,297			$43,168			$35,844

	September 30,			June 30,			March 31,
Long-term bank loan	2015			2015			2015
Weighted average interest rate		11.02%			11.01%			11.01%
Maturities	September 2016	to	September 2017	September 2016	to	September 2017	September 2016	to	September 2017
Weighted average balance (in thousands of dollars)		$33,964			$35,494			$35,882

	September 30,
Long-term bank loan	2014
Weighted average interest rate		10.43%
Maturities	September 2016	to	September 2017
Weighted average balance (in thousands of dollars)		$1,820

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

NOTE 12 – WARRANTS

The fair value of the warrants was determined using the Monte Carlo simulation model and the following weighted average assumptions were used:

	September 30,	June 30,	March 31,
	2015	2015	2015
Stock Price	$1.11	$1.11	$1.11
Exercise Price	$13.8	$13.8	$13.8
Expected Volatility	88%	88%	88%
Expected Dividend Yield	None	None	None
Expected Term (in years)	0.6	0.6	0.6
Risk-free Interest Rate	0.50%	0.50%	0.50%

	September 30,	June 30,	March 31,
	2014	2014	2014
Stock Price	$3.92	$3.92	$3.92
Exercise Price	$14.93	$14.93	$14.93
Expected Volatility	88%	88%	88%
Expected Dividend Yield	None	None	None
Expected Term (in years)	2.5	2.5	2.5
Risk-free Interest Rate	0.60%	0.60%	0.60%

Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for each of the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015; $nil, $0.21 million, $0.39 million for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, respectively. The change in the market value of the warrants were recorded in Other (expense) income for each of the periods presented in the Company’s consolidated statements of operations. The warrants expire on various dates through September 2016.

NOTE 13 – BUSINESS SEGMENT INFORMATION

As of December 31, 2012, the Company reported its business in two reportable segments (a) Power and Energy Group segment (“PEG”) and (b) All Other operations which are presented below (in thousands of dollars):

(a)

Power and Energy Group (PEG) segment — The PEG segment is the Company’s current and future focus for corporate development. The PEG segment develops, produces, and sells battery systems and larger utility-scale energy storage system projects.

(b)	The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.

The Power and Energy Group develops, produces, and sells battery systems.  The All Others group consists of the remaining portions of the previous Life Sciences and Performance Materials groups.  As of December 31, 2012, Management completed a thorough review of operations and strategies and determined that it was in the best interests of the shareholders of the Company to focus primarily on the Power and Energy Group.  As a result of this, assessment resources devoted to the Performance Materials Group and Life Sciences Group were considerably reduced and no new development is being pursued in those areas by the Company.

Beginning September 30, 2013, the Chief Executive Officer and Interim Chief Financial Officer decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Sales to customers which accounted for more than 10% of Revenues:

Name of Customers	Percentage of Total Revenue
Nine months ended September 30, 2015:
Hebei Yinlong New Energy Co., Ltd., a related party	28%
Nano power a.s	15%
Hybricon	14%
Cargotec Finland Oy	11%

Nine months ended September 30, 2014:
Hebei Yinlong New Energy Co., Ltd, a related party	29%
Proterra LLC	25%
Nano power a.s	11%

Name of Customers	Percentage of Total Revenue
Six months ended June 30, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	26%
FABTRAC, LLC	22%
Cargotec Finland Oy	10%

Six months ended June 30, 2014:
Proterra LLC	35%
Hebei Yinlong New Energy Co., Ltd, a related party	26%

Name of Customers	Percentage of Total Revenue
Three months ended March 31, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	25%
Nano power a.s	19%
Cargotec Finland Oy	11%

Three months ended March 31, 2014:
Proterra LLC	48%
Hebei Yinlong New Energy Co., Ltd, a related party	18%
GE	15%

Sales to customers which accounted for more than 10% of Accounts Receivable:

Name of Customers	Percentage of Total Accounts Receivable
September 30, 2015:
Hawaii Natural Energy Inst.	25%
Alsher Titania, LLC	13%
EMROL	12%

September 30, 2014:
Hawaii Natural Energy Inst.	44%
Nano power a.s	16%

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Name of Customers `	Percentage of Total Accounts Receivable
June 30, 2015:
Hybricon	32%
UTE TSK-ING SAN FERMIN, PUERTO RICO	21%
Cargotec Finland Oy	18%

June 30, 2014:
Hybricon	18%
Department of Energy	12%

Name of Customers `	Percentage of Total Accounts Receivable
March 31, 2015:
EMROL	10%

March 31, 2014:
Hybricon	13%
HNEI C327	10%

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Revenues for the quarters ended 2015, 2014, and 2013 by geographic area based on location of customers were as follows (in thousands of dollars):

	Nine Months Ended	Six Months Ended	Three Months Ended
	September 30,	June 30,	March 31,
Country	2015	2015	2015
Belgium	$403	$308	$137
China	2,011	1,309	650
Czech Republic	811	802	516
Denmark	2	2	2
Finland	578	374	208
Spain	74	59	5
Sweden	747	301	2
U.S.A	644	481	287
United Kingdom	117	43	40
Grand Total	$5,387	$3,679	$1,847

	Nine Months Ended	Six Months Ended	Three Months Ended
	September 30,	June 30,	March 31,
Country	2014	2014	2014
Belgium	$68	$5	$5
China	1,490	966	335
Czech Republic	750	218	-
Denmark	(5)	(5)	(5)
Finland	217	217	54
Germany	(4)	(4)	(4)
Sweden	428	225	-
U.S.A	2,108	1,968	1,331
United Kingdom	73	73	73
Grand Total	$5,125	$3,663	$1,789

	Six Months Ended	Three Months Ended
	June 30,	March 31,
Country	2013	2013
Belgium	$132	$132
Denmark	1,291	1,291
U.S.A	3,485	275
Other Foreign Country	98	156
Grand Total	$5,006	$1,854

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (in thousands of dollars):

	September 30,	June 30,	March 31,
Country	2015	2015	2015
United States	$2,866	$4,058	$4,153
China	67,656	68,976	58,276
Total	$70,522	$73,034	$62,429

	September 30,	June 30,	March 31,
Country	2014	2014	2014
United States	$5,861	$5,980	$6,262
China	51,780	56,549	52,497
Total	$57,641	$62,529	$58,759

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	Nine Months Ended September 30,
	2015	2014
United States	$3,375	$3,644
China	2,013	1,481
Total	$5,388	$5,125

	Six Months Ended June 30,
	2015	2014	2013
United States	$2,369	$2,705	$6,406
China	1,310	958	-
Total	$3,679	$3,663	$6,406

	Three Months Ended March 31,
	2015	2014	2013
United States	$1,196	$1,463	$3,415
China	651	326	-
Total	$1,847	$1,789	$3,415

NOTE 14 – RELATED PARTY BALANCES AND TRANSACTIONS

              Related Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation

              During the periods presented, the details of the related party balances were as follows:

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
1. Accounts receivable
Hebei Yinlong New Energy Co., Ltd	b	$(268)	$573	$562
Zhuhai Yinlong New Energy Co., Ltd	a	-	576	378
Subtotal		$(268)	$1,149	$940

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in the business of production and selling of lithium-ion power batteries and energy storage batteries.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
2. Prepayment
Zhuhai Guangtong Auto Co., Ltd	c	$-	$803	$1,751

During the periods presented, the Company made prepayments to related party (listed above), mainly engaged in the purchasing of electric buses from Zhuhai Guangtong Auto.

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
3. Other receivable
Hebei Yinlong New Energy Co., Ltd	b	$-	$8,818	$8,812
Zhuhai Yinlong New Energy Co., Ltd	a	314	326	326
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	280	290	289
Mr. Sun Guohua	f	-	82	82
Subtotal		$594	$9,516	$9,509

During the periods presented, government grants were funded to Heibei Yinglong New Energy and the Company received government grants from Heibei Yinlong New Energy.

During the periods presented, the Company received a refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been canceled.

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

During the periods presented, the Company provided Mr. Sun Guohua with a traveling advance.

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
4. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$2,828	$2,938	$2,937
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	11,044	11,473	11,466
Subtotal		$13,872	$14,411	$14,403

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due from related parties	$14,198	$25,879	$26,603

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
1. Trade accounts payable and other payable
Hebei Yinlong New Energy Co., Ltd	b	$3	$-	$-
Zhuhai Guangtong Auto Co., Ltd	c	689	9,575	-
Subtotal		$692	$9,575	$-

During the periods presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Guangtong Auto.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
2. Sales deposit received in advance
Hebei Yinlong New Energy Co., Ltd	b	$6,822	$8,009	$2,005
Zhuhai Yinlong New Energy Co., Ltd	a	473	1,387	-
Subtotal		$7,295	$9,396	$2,005

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in producing and selling lithium-ion power batteries and energy storage batteries.

		September 30,	June 30,	March 31,
	Note	2015	2015	2015
3. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	b	$13,607	$8,371	$10,321
Zhuhai Yinlong New Energy Co., Ltd	a	1,559	18,297	1,792
Zhuhai Guangtong Auto Co., Ltd	c	5,813	6,038	6,035
Subtotal		$20,979	$32,706	$18,148

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due to related parties	$28,966	$51,677	$20,153

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2015	2015	2015
1. Sales
Hebei Yinlong New Energy Co., Ltd	b	$1,497	$959	$469
Zhuhai Yinlong New Energy Co., Ltd	a	516	351	182
		$2,013	$1,310	$651

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in the production and selling of lithium-ion power batteries and energy storage batteries.

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2015	2015	2015
2. Purchase
Hebei Yinlong New Energy Co., Ltd	b	$3	$-	$-
Zhuhai Yinlong New Energy Co., Ltd	a	156	157	156
Zhuhai Guangtong Auto Co., Ltd	c	7,256	7,309	-
		$7,415	$7,466	$156

During the periods presented, the Company purchased from related parties (listed above), mainly engaged in the purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Yinlong New Energy and Zhuhai Guangtong Auto.

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2015	2015	2015
3. Borrowing from related parties
Hebei Yinlong New Energy Co., Ltd	b	$21,203	$8,434	$1,458
Zhuhai Yinlong New Energy Co., Ltd	a	29,293	28,202	1,381
		$50,496	$36,636	$2,839

During the periods presented, the Company received the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

For the nine month ended September 30, 2015, the Company used the Land Use Right as pledge and provided guarantee for amount of $3.76 million to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks. (Note 8)

For the nine month ended September 30, 2015, Mr. Wei Yincang, Mr. Wei Guohua, and Mr. Sun Guohua have jointly provided a guarantee for the Company to secure financing from commercial banks for total amount of $20.02 million. (Note 12)

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
1. Accounts receivable
Hebei Yinlong New Energy Co., Ltd	b	$1,483	$1,499	$809

During the periods presented, the Company sold products to related party (listed above), mainly engaged in the production and selling of production and sell of lithium-ion power batteries and energy storage batteries.

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
2. Prepayment
Zhuhai Yinlong New Energy Co., Ltd	c	$3,028	$3,030	$3,020

During the periods presented, the Company made prepayments to related party (listed above), mainly engaged in the purchasing of electric buses from Zhuhai Yinlong New Energy.

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
3. Other receivable
Hebei Yinlong New Energy Co., Ltd	b	$8,774	$8,780	$4,182
Zhuhai Yinlong New Energy Co., Ltd	a	-	5,363	5,351
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	288	126	16
Mr. Sun Guohua	f	36	20	8
Subtotal		$9,098	$14,289	$9,557

During the periods presented, government grants were funded to Heibei Yinlong New Energy and the Company received the government grants from Heibei Yinlong New Energy.

During the periods presented, the Company received a refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been canceled.

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

During the periods presented, the Company provided Mr. Sun Guohua with a traveling advance.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
4. Loans receivable
Hebei Yinlong New Energy Co., Ltd	b	$-	$-	$33
Guangdong Yintong Investment Holdings Group Co., Ltd	e	2,923	-	-
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	11,417	47	-
Subtotal		$14,340	$47	$33

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due from related parties	$27,949	$18,865	$13,419

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
1. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	b	$8,739	$10,179	$5,992
Zhuhai Yinlong New Energy Co., Ltd	a	486	286	-
Zhuhai Guangtong Auto Co., Ltd	c	6,009	-	-
Subtotal		$15,234	$10,465	$5,992

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

		September 30,	June 30,	March 31,
	Note	2014	2014	2014
2. Note payable
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	$5,683	$-	$-

During the periods presented, the Company issued trade acceptances to related party (listed above). Trade acceptances are presented to related parties as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

Total Amount due to related parties	$20,917	$10,465	$5,992

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2014	2014	2014
1. Sales
Hebei Yinlong New Energy Co., Ltd	b	$1,463	$958	$326
Zhuhai Yinlong New Energy Co., Ltd	a	18	-	-
		$1,481	$958	$326

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in the production and selling of lithium-ion power batteries and energy storage batteries.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2014	2014	2014
2. Other Receivables
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	$125	$125	$15
Mr. Sun Guohua	f	44	28	8
		$169	$153	$23

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

During the periods presented, the Company provided Mr. Sun Guohua with a traveling advance.

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2014	2014	2014
3. Borrowing from related parties
Hebei Yinlong New Energy Co., Ltd	b	$13,047	$11,191	$6,044
Zhuhai Yinlong New Energy Co., Ltd	a	405	205	-
Zhuhai Guangtong Auto Co., Ltd	c	6,016	-	-
		$19,468	$11,396	$6,044

During the periods presented, the Company received the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

		Nine Months	Six Months	Three Months
		Ended	Ended	Ended
		September 30,	June 30,	March 31,
	Note	2014	2014	2014
4. Loan to related parties
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	$11,431	$-	$-
Guangdong Yintong Investment Holdings Group Co., Ltd	e	2,927	49	-
		$14,358	$49	$-

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars )

Tick marks

a.	Zhuhai Yinlong New Energy Co., Ltd (“Zhuhai Yinlong”) is the majority shareholder of Altair Nanotechnologies Inc
b.

Hebei Yinlong New Energy Co., Ltd (“Hebei Yinlong”) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Hebei Yinlong New Energy Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company

c.

Zhuhai Guangtong Auto Co., Ltd. (and its Handan Branch) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Zhuhai Guangtong Auto Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company

d.

Zhuhai Yinlong New Energy Co., Ltd indirectly holds 100% ownership of Shijiazhuang Zhongbo Auto Co., Ltd, hence Shijiazhuang Zhongbo Auto Co., Ltd and Altair Nanotechnologies Inc., are the companies commonly controlled by the same parent company.

e.	Guangdong Yintong Investment Holdings Group Co., Ltd is owned by Wei Yincang, chairman of the Company
f.	Mr. Sun Guohua is the Chief Executive Officer of the Company
g.	Mr. Wei Guohua is the Director of Board of the Company
h.	Mr. Wei Yincang is the Chairman of the Company
i.	Yintong Energy (“YTE”) is an affiliate of Hui Neng Investment Holding Limited (“Hui Neng”) formerly known as Canon Investment Holding

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure provided by this Item was previously reported as that term is defined in Rule 12b-2 under the Exchange Act.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures.  Based on an evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2015, 2014 and 2013 which is the end of the annual periods covered by this Comprehensive Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(d-e) of the Securities Exchange Act of 1934, as amended) are not effective and there is as of such dates a material weakness in our disclosure controls and procedures. This material weakness is rooted in the material weakness in internal control over financial reporting, as a result of which we were late, and prior to this Comprehensive Report, have not filed any required periodic reports since 2013.

Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d-f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, 2014 and 2013.  Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework of 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors.  Based on this assessment, our management identified the following material weaknesses, as of December 31, 2015, 2014 and 2013:

●

The Company experienced significant executive management and accounting level turnover in 2013 and 2014 which led to a lack of segregation of duties throughout the Company and resulted in a lack of controls to perform a timely review of transactions at an appropriate level of precision.

●

The Company did not implement adequate procedures and controls over the 2013, 2014 and 2015 year-end financial close and reporting process to ensure timely filings in compliance with its financial reporting requirements.

●

The Company did not implement adequate procedures and controls to appropriately evaluate routine and non-routine transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

●

The Company did not implement adequate procedures and controls to ensure accurate and timely communication with its subsidiaries in China, and as a result, led to material misstatements that were identified during the audit process.

●	The Company did not implement adequate procedures and controls to ensure the completeness and accuracy of its consolidated financial statements and related subsequent events.

●

The Company did not maintain effective controls over certain aspects of the financial reporting process due to the lack of sufficient complement of personnel with a level of accounting expertise that is commensurate with the financial reporting requirements. This resulted in inappropriate classifications of current assets as wells as inappropriate classification between current and long term assets and liabilities.

●

The Company did not implement adequate procedures and controls to appropriately evaluate related party transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

In response, management has changed and added personnel in our Chinese subsidiaries and in its corporate accounting function, engaged outside accounting consultants to assist with certain process and has strengthened internal controls to provide more rigorous approval, reporting and recording procedures. These actions are in the process of being tested; however, as of September 30, 2016, the control sand processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Comprehensive Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 This Comprehensive Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting.  Except as set forth above, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Officers and Directors

The following are the names, officers and dates of services of our current executive officers and Directors and information on their services to the Company.

Name & Province/State and Country	Office with Company	Dates in Position or Office
Guohua Sun Zhuhai, Guangdong, China	Chief Executive Officer and Director (B)	September 23, 2015-Present (Chief Executive Officer); March 18, 2014-August 26, 2014 (Interim Chief Executive Officer); July 22, 2011-Present (Board Member)
Karen Werner Nevada, U.S.A	Interim Chief Financial Officer & Secretary	Since March 18, 2014
Yincang Wei Zhuhai, Guangdong, China	Chairman of the Board of Directors (B)	Since July 22, 2011
Guohua Wei Zhuhai, Guangdong, China	Director and General Manager of Altair China and Northern Altair	Since September 26, 2013
Zhigang Zhao Beijing, China	Director (A)	Since July 22, 2011
Yuhong Li Beijing, China	Director (A)	Since September 26, 2013
Dr. Chin Chuen Chan Washington, U.S.A	Director	Since November 28, 2012
Jun Liu British Columbia ,Canada	Director (B)	Since July 22, 2011
Li Yang Flushing, NY	Director (A)	Since August 15, 2014

(A) Members of the Audit Committee.

(B) Members of the Compensation, Governance and Nominating Committee.

All Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than 1 or more than 9 directors. Currently, we have 8 directors. Our by-laws permit the Board to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board.

Former Officers and Directors

The following are the names, offices and dates of service of persons who served as directors or executives officers during 2013, 2014 or 2015, but who no longer hold such office with the Company.

Name & Province/State and Country	Former Office with Company	Dates in Position or Office
Alexander Lee California, U.S.A	Chief Executive Officer and Director	April 1, 2012 – August 26, 2013 (Chief Executive Officer); July 22, 2011 - October 23, 2013 (Board Member)
Liming Zou British Columbia, Canada	President and Director	April 1, 2012 – September 26, 2013 (President); July 22, 2011 – September 26, 2013 (Board Member)
Victor Sze California, U.S.A	Director (A)	November 28, 2012 – September 26, 2013
Hong Guo British Columbia ,Canada	Director (A)	October 15, 2011 – September 26, 2013
Eqbal Al Yousuf Dubai, Emirate, United Arab Emirate	Director (A)	September 26, 2013 – March 20, 2014
Stephen B. Huang California, U.S.A	Chief Financial Officer, VP & Secretary	September 18, 2011 - September 26, 2013
Richard Lee Hong Kong, China	Chief Executive Officer	August 26, 2013 – February 21, 2014 (Chief Executive Officer); October 23, 2013 - February 21, 2014 (Board Member)
Bruce J. Sabacky Nevada, U.S.A	Chief Technology Officer	December 9, 2009 – December 6, 2013
Paula Conroy Indiana, U.S.A	Chief Financial Officer & Secretary	September 26, 2013 – January 13, 2014
Thomas E. Reddington Indiana, U.S.A	Chief Operating Officer	August 15, 2014 – February 8 , 2016
James T. Zhan California, U.S.A	Chief Executive Officer and Director	August 15, 2014 – September 23, 2015 (Chief Executive Officer); September 12, 2014 (Board Member)

(A) Formerly members of the Audit Committee.

(B) Formerly members of the Compensation, Governance and Nominating Committee.

Background of Directors and Executive Officers:

Yincang Wei
Age:	57
Director Since:	Jul 2011

Committees:	Compensation, Governance and Nominating Committee

Principal Occupation:	Chairman, Huineng Investment Holdings Limited, Zhuhai YinLong NewEnergy Company Ltd. and Guangdong Yintong Investment Holdings Group Co., Ltd.

Experience:

Mr. Yincang Wei has served as the chairman of Huineng Investment Holdings Limited, Zhuhai YinLong NewEnergy Company Ltd. and Guangdong Yingtong Investment Holdings Group Co., Ltd. from 2004 until the present time.  Prior to that, Mr. Wei served as the chairman of Nan-Ming-He Iron Ore Limited, a company engaged in the business of iron mine operations from 2001 to 2002.  Mr. Wei also previously served in various senior management positions at Hebei Yinda Transportation Industrial Group 1984 to 2001), Hong Kong Dalong Investment Holdings Limited 1998 to 2001, Transportation Industrial Group Corporation, and Transportation Safety Equipment Factory 1995 to 2001.

Mr. Wei graduated from Xi’an Highway University with a degree in engineering.

Specific Qualifications

Mr. Wei was appointed to the Board of Directors of the Company (the “Board”) pursuant to a covenant in an agreement between the Company and EST China. Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by EST China representing a majority of the Board.

Family Relationships	Mr. Yincang Wei is the uncle of Mr. Guohua Wei.

Guohua Sun
Age:	42
Director Since:	Jul 2011

Committees:	None

Principal Occupation:	Chief Executive Officer of the Company, General Manager, Huineng Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd; Director, Zhuhai YinLong NewEnergy Company Ltd.

Experience:

Mr. Sun was appointed Chief Executive Officer of the Company in September 2015. Mr. Sun previously served as Interim Chief Executive Officer of the Company from March 2014 to August 2014. Mr. Sun has served as the general manager of Huineng Investment Holdings Limited and Guangdong Yintong Investment Holdings Group Co., Ltd. from April 2005 to the present and currently serves as a director of Zhuhai YinLong NewEnergy Company Ltd.  Prior to that, Mr. Sun served as General Manager of Beijing Yinda Transportation Investment Limited from 2003 to 2005, prior to that time, as vice general manager from 2001 to 2003.  Mr. Sun also served as vice general manager of Nan-Ming-He Iron Ore Limited from 2001 to 2003.

Mr. Sun graduated with a degree in business administration from Handan University and with a master’s degree in business administration from the University of Wales.

Specific Qualifications

Mr. Sun was appointed to the Board pursuant to a covenant in an agreement between the Company and EST China.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by EST China representing a majority of the Board.

Guohua Wei
Age:	41
Director Since:	Sep 2013

Principal Occupation:	Legal Representative and General Manager of Altair China and Northern Altair; the Company’s indirect subsidiaries in China

Experience:

Mr. Wei was appointed as the legal representative and general manager of Altair Nanotechnologies (China) Co., Ltd., and Northern Altair Nanotechnologies Co., Ltd., on September 27, 2013.  Mr. Wei served as executive director of Zhuhai Henggu New Energy Technology Co., Ltd., and head of administrative department of Huineng Investment Holdings Co., Ltd and Guangdong Yintong Investment Holdings Group Co., Ltd from 2007-2013. Mr. Wei served as the general manager assistant of Zhuhai Huayin Investment Company Limited from 2004-2007. Mr. Wei served as the general manager assistant of Beijing Yinda Transportation Investment Limited from 2001-2004. Mr. Wei is currently a director of Energy Storage Technology Group (China) Co., Ltd., Zhuhai Henggu New Energy Technology Co., Ltd and Zhuhai Yintong New Power Technology Co., Ltd.

Mr. Wei graduated from Beijing Canada Delter International Business College. Mr. Wei received his MBA degree from University of Wales in 2009.

Specific Qualifications

Mr. Wei was appointed to the Board pursuant to a covenant in an agreement between the Company and EST China.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by EST China representing a majority of the Board.

Family Relationships	Mr. Yincang Wei is the uncle of Mr. Guohua Wei.

Zhigang Zhao
Age:	56

Director Since:	July 2011

Committees:	Audit Committee

Principal Occupation:	Chief Financial Officer, Borqs WOWO Limited

Experience:

Since June 2014 Mr. Zhao has worked for WOWO Limited, a B2B online e-commerce platform that provides integrated services to suppliers and customers in the foodservice industry in China. Mr. Zhao previously served as chief financial officer for Borqs International Holding Corporation from September 2012- May 2014, a technology company that provides Android software and end-to-end service platform solutions. Prior to that, CFO of KingMed Diagnostics, an independent medical testing service company through May 2012. Prior to joining KingMed in January 2011, Mr. Zhao served as chief financial officer for Simcere Pharmaceutical Group (NYSE: SCR) from October 2006 to January 2011.  Mr. Zhao served as chief financial officer for Sun New Media/Hurray in China from September 2005 to October 2006, as controller for Faro Technology (Nasdaq: FARO) in the United States from September 2003 to August 2005, and as vice president of finance for 800 Travel (U.S.A), an Intrawest Company from June 1997 to August 2003.  Prior to that, Mr. Zhao worked at PriceWaterhouseCoopers in the United States as a senior auditor from September 1993 to May 1997.

Mr. Zhao earned his bachelor’s degree in economics from Beijing University and his master of business administration from the University of Hartford. Mr. Zhao is a member of the American Institute of Certified Public Accountants.

Other Directorships	Uni-Bio Science Company, a Hong Kong listed pharmaceuticals Company.

Specific Qualifications

Mr. Zhao’s appointment as a director is based on his accounting and financial services expertise, his management experience and his experience in overseeing public companies with ties to both the United States and China.

Dr. Ching Chuen Chan
Age:	79

Director Since:	November 2012

Committees:	None

Principal Occupation:	Chief Scientist of Zhuhai YinLong NewEnergy Company Ltd.

Experience:

Dr. Chan is currently the chief scientist of Zhuhai YinLong NewEnergy Company Ltd, in a consulting capacity. He is also the Honorary Professor 2012 to present and former head of the Department of Electrical and Electronic Engineering, the University of Hong Kong (1994 - 2012). Dr. Chan was the founding president of the International Academy for Advanced Study in 2012. Dr. Chan was the Co-Founder of the World Electric Vehicle Association and the Electric Vehicles Association of Asia Pacific in 1990, and president of the Hong Kong Institution of Engineers (1999 - 2000). Prof. Chan is a fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences, the Institute of Electrical and Electronics Engineers, the Institution of Engineering and Technology, and the Hong Kong Institute of Engineers, Honorary Member of Hungarian Academy of Engineering. He authored and coauthored 11 books, over 300 technical papers and holds 9 patents.

Dr. Chan holds BSc, MSc, PhD and degrees from China University of Technology in 1957, Tsinghua University in 1959 and University of Hong Kong in 1982 respectively.

Specific Qualifications

Dr. Chan was appointed to the Board of Directors because of his technical expertise in electrical engineering, his experience as a leader and innovator in the electrical engineering field and his reputation in the industry in China and other parts of the world.

Yuhong Li
Age:	49

Director Since:	Sep 2013

Committees:	Audit Committee

Principal Occupation:	Partner and Practicing Lawyer, Beijing Chang An Law Firm

Experience:

Since 2004, Ms. Li has been working at Beijing Chang An Law Firm as a lawyer and partner. Before joining the firm, Ms. Li served as lawyer and partner of Hebei Yu Ta Law Firm from 1996 to 2004. Ms. Li is a Member of the Beijing Lawyers Association (2004-present), Director of China Mining Association (2006-present); Director of the China International Chamber of Commerce for Private Sector (2012-present); Deputy Secretary of Private Branch, China Mining Association (2012-present); Deputy Director of Natural Resources Law Committee, Beijing Lawyers Association (2009-present); Consultant of Environmental and Resource Seminar, Beijing Chaoyang, District Lawyers Association (2011-present); Environmental protection lawyer of All-China Environment Federation (2009-present) and Member of the eighth session of the Beijing Women Lawyers Association (2009-2012).

Ms. Li obtained her bachelor degree of law from Hebei University.

Specific Qualifications	Ms. Li is being appointed to the Board of Directors because of her knowledge of China law, her legal background generally and her experience working with Chinese companies.

Jun Liu
Age:	60

Director Since:	Jul 2011

Committees:	Compensation, Governance and Nominating Committee

Principal Occupation:	Foreign Affairs Assistant of Chairman Office, Zhuhai YinLong NewEnergy Company, Ltd.

Experience:

Since June 1, 2013, Mr. Liu is the Foreign Affairs Assistant of Chairman Office, Zhuhai YinLong NewEnergy Company, Ltd. Mr. Liu was Interim vice head of the International Department of YinLong NewEnergy Company from June 2013 to October 2013. Mr. Liu served as vice president and director of Marketing Strategy & Development of Northern Altair Nanotechnologies Co., Ltd, from November 2012 to May 2013. Mr. Liu served as general manager of Vantech Enviro Plastics Corp. Canada, a company focused on the development and production of plastic film products from May 2000 to June 2011. Mr. Liu previously served as Marketing and Sales director for Morgan Grandview Group (Canada) from November 2008 to October 2009.   Mr. Liu served as account manager and then as authorized supervisor at JNE (Canada) from September 2004 to December 2007.

Mr. Liu earned his bachelor’s degree in chemistry from Beijing University and a certificate of executive in marketing strategy from the State University of New York at Buffalo.

Specific Qualifications

Mr. Liu was appointed to the Board pursuant to a covenant in an agreement between the Company and EST China.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by EST China representing a majority of the Board.

Li Yang
Age:	59

Director Since:	Aug 2014

Committees:	Audit Committee

Principal Occupation:	Principle and Practicing Lawyer, Yang & Associates, PC

Experience:

Mr. Yang has worked as lawyer in his own private practice for Yang & Associates, PC since 1997. Mr. Yang started as an associate with U.S. based Ceaser & Nopoli. Mr. Yang is a legal advisor to the American Ethnic Small Business Council, a member of the New York State Bar Association and a member of Legislative Committee, Real Property Section and International Law Section of the New York State Bar Association.

Mr. Yang obtained a law degree from Fudan University School of Law, Shanghai, China in 1988 and received a J.D. from the University of Georgia School of Law in 1993.

Specific Qualifications

Mr. Yang was appointed to the Board pursuant to a covenant in an agreement between the Company and EST China.  Pursuant to the covenant, the Board of the Company is required, except where legal or fiduciary duties would require otherwise, to appoint a number of directors nominated by EST China representing a majority of the Board.

All Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our Articles of Incorporation provide for not less than 1 or more than 9 directors. Currently, we have 8 directors. Our by-laws permit the Board to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board.

Background of Executive Officers

Information on Guohua Sun, our Chief Executive Officer and Andy Wei, our Chief Executive Officer of our operating subsidiary, is set forth above.

Karen Werner
Age:	61

Principal Occupation:	Interim Chief Financial Officer and Secretary of the Company

Experience:

Ms. Werner was appointed to Interim Chief Financial Officer and Secretary on March 18, 2014. Prior to such appointment, Ms. Werner served as corporate senior assistant controller of the Company from February 2012 to January 2014. Ms. Werner served as corporate controller for Windspire Energy, Inc. during 2011 and as corporate controller for Winkel Motors, Inc. from January 2008 to February 2011.

Ms. Werner has public and private company experience and holds a bachelor of science degree in business administration from the University of Phoenix. Ms. Werner is a member of the Institute of Management Accountants (from 2007).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2013, 2014 and 2015 were filed with the SEC on a timely basis, except for the following: (1) A Form 3 for Richard W. Lee was due on August 26, 2013, but was filed on November 20, 2013; (2) a Form 3 for Wei Guohua was due on September 26, 2013, but was filed on October 30, 2013; (3) a Form 3 for Yuhong Li was due on September 26, 2013, but was filed on November 12, 2013; (4) a Form 3 for Al Yousuf Eqbal was due on September 26, 2013, but was filed on December 11, 2013; (5) a Form 4 for Richard W. Lee was due on August 26, 2013, but was filed on November 20, 2013; (6) a Form 4 for Paula J Conroy was due on September 26, 2013, but was filed on November 12, 2013; and (7) a Form 3 for Karen Werner was due on March 18, 2014, but was filed on April 17, 2014; (8) a Form 3 for Thomas Reddington was due on August 15, 2014, but was filed on October 13, 2014; (9) a Form 3 for Li Yang was due on August 15, 2014, but was filed on November 18, 2014; (10) a Form 3 for James Zhan was due on August 15, 2014, but was filed on November 25, 2014.

 Code of Ethics

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

From January 1, 2013 through September 26, 2013, the Audit Committee was comprised of Zhigang (Frank) Zhao (Chair), Victor Sze, and Hong Guo.  On September 26, 2013, Victor Sze and Hong Guo resigned as directors, and on that same date the Company appointed Eqbal Al Yousuf and Yuhong Li as directors and members of the Audit Committee.

On March 20, 2014, Eqbal Al Yousuf resigned as a director of the Company. As a result, there were only two directors serving on the Audit Committee until August 15, 2014. Nasdaq Rule 5605 and the Audit Committee’s written charter require that the Company have an audit committee composed of at least three independent directors. The Company received a letter from Nasdaq stating that the Company was not in compliance with Rule 5605 and that it has until the earlier of the Company’s next annual shareholders meeting or March 20, 2015 to cure the noncompliance. The Company appointed Li Yang as a new director and audit committee member on August 15, 2014, and the Company received a letter regaining compliance with respect to the composition of its Audit Committee.

The Audit Committee held two meetings via conference call during the fiscal years ended December 31, 2015 and 2014 and held four meetings in 2013. The audit committee chairman attended every meeting held during 2015, 2014 and 2013 and each meeting was represented by a minimum of two members.

The Board has determined in its business judgment that each member of the Audit Committee satisfies the requirements with respect to financial literacy set forth in Nasdaq rule 5605(c)(2)(iv); that Zhigang (Frank) Zhao is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act; that each member of the Audit Committee is independent under Rule 10A-3(b)(1)(ii) under the Exchange Act and are, as a result of their past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background, sophisticated with respect to financial matters.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded to, earned by and paid to, during the indicated fiscal years, to (a) any person who served as our Chief Executive Officer during any of 2013, 2014 or 2015, (b) the two most highly compensated executive officers other than the Chief Executive Officer with respect to 2013, 2014 or 2015 (to the extent such persons were paid more than $100,000 with respect to such years, and (c) up to two persons who would have been listed under (b) above but were not named executive officers as of the end of 2013, 2014 or 2015 (collectively, the “named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)*	All Other Compensation ($)	Note	Total ($)
Guohua Sun – Chief Executive Officer (September 2015 – Present) and Interim Chief Executive Officer (March 2014 – August 2014)	2015	$20,000		$15,000		$35,000
	2014	n/a		$11,931	(1)	$11,931
Karen Werner - Interim Chief Financial Officer (January 2014 – Present)	2015	149,903				149,903
	2014	145,403			(6)	145,403
James T. Zhan - Chief Executive Officer (August 2014 – November 2015)	2015	245,179				245,179
	2014	99,231	213,998		(2)	313,229
Richard Lee - Chief Executive Officer (August 2013 – February 2014)	2014	66,801				66,801
	2013	92,044	155,998		(3)	248,042
Alexander Lee - Chief Executive Officer (April 2012 – August 2013	2013	245,019		75,833		320,852
	2012	231,250	66,666		(4)	297,916
Liming Zou – President (April 2012- September 2013)	2013	235,281				235,281
	2012	147,538	66,666	51,111	(5)	265,315
Paula Conroy - Chief Financial Officer (September 2013 – January 2014)	2014	18,252				18,252
	2013	43,073	87,665		(7)	130,738
Stephen B. Huang - Chief Financial Officer and VP/Secretary (September 2011 – September 2013)	2013	154,484		68,833	(8)	223,317
Bruce J. Sabacky – Chief Technology Officer (December 9, 2009 – December 6, 2013; continues as Director of Technology)	2013	225,000				225,000
	2012	225,000			(9)	225,000
Thomas E. Reddington – Chief Operating Officer (August 2014 to February 2016)	2015	195,701				195,701
	2014	105,959			(10)	105,959

*The amounts in the “option awards” column represent the grant date fair value of the stock option awards determined in accordance with Accounting Standards Codification Topic 718 of the Financial Accounting Standards Board (“FASB ASC Topic 718”) pursuant to the Company’s stock incentive plans. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited financial statements for the three years ended December 31, 2015 included in this Comprehensive Report and Note 11 to the Company’s audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Comprehensive Report filed with the Securities and Exchange Commission on April 2, 2013.

(1)	Mr. Sun was not compensated with respect to his appointment of Interim Chief Executive officer in 2014. Other Compensation represents compensation Mr. Sun received for his service as a director.

(2)	Mr. Zhan was entitled to salary at the rate of $300,000 per annum and was awarded 66,666 stock options at $3.21 per share option.

(3)

Mr. R. Lee was entitled to salary at the rate of $300,000 per annum and was awarded 66,666 stock options at $2.34 per share option. Mr. R. Lee resigned and severance was not required as part of the termination of his employment.

(4)	Mr. A. Lee was entitled to salary at the rate of $300.000 annum. Mr. A. Lee was paid a severance of $75,833 in connection with the termination of his employment.

(5)	Mr. Zou continues to provide services as a consultant to Northern Altair in China.

(6)	Ms. Werner is entitled to salary at the rate of $150,000 per annum.

(7)	Ms. Conroy was entitled to compensation at the rate of $200,000 per annum and was awarded 33,333 stock options at $2.63 per share option.

(8)

Mr. Huang was entitled to receive compensation at the rate of $200,000 per annum. After resignation, Mr. Huang remained with the Company to transition his position until October 11, 2013 and was paid a severance of $68,833.

(9)	Mr. Sabacky previously served as Chief Technology Officer but resigned from that position on December 6, 2013. Mr. Sabacky continues to serve as Sr. Director of Technology of the Company.

(10)	Mr. Reddington was entitled to compensation at the rate of $200,000 per annum. Mr. Reddington resigned February 8, 2016 and received a severance of $50,000.

Employment Agreements

Mr. A. Lee and Mr. Zou entered into employment agreements with the Company on August 16, 2012 and Mr. R. Lee entered into an employment agreement with the Company on October 23, 2013. Under the employment agreements, Mr. A. Lee was entitled to an annual base salary of not less than $325,000 (which was his base salary at the time of his resignation), Mr. Zou was entitled to an annual base salary of not less than $280,000 (which was his base salary at the time of his resignation), and Mr. R. Lee was entitled to an annual base salary of not less than $300,000 (which was his base salary at the time of his resignation). In addition, the executives were entitled to bonuses when, as and if determined by the Board of Directors of the Company. The employment agreements also include an agreement by the Company that all stock options and other equity awards granted to the executives would include provisions under which vesting of the awards will accelerate in connection with a change of control. The employment agreements required the executives to sign the Company’s standard confidential information and invention assignment agreements and include 12-month non-competition and non-solicitation covenants. The employment agreements for Mr. A. Lee and Mr. Zou were for a fixed term expiring on March 31, 2014, and the employment agreement for Mr. R. Lee was for a fixed term expiring October 23, 2015, provided that each automatically renewed for an additional two-year term if the Company did not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term. The employment agreements have terminated expired as a result of the resignation of Mr. A. Lee, Mr. Zou, and Mr. R. Lee. The employment agreements also include severance provisions, which are summarized under “Potential Payments upon Termination or Change-in-Control” below. Each of Mr. A Lee, Mr. Zou and Mr. R. Lee has resigned and their employment agreements have terminated (other than covenants that survive termination by their terms)

Under Mr. Sabacky’s employment agreement with the Company, he was entitled to an annual base salary of not less than $225,000 (which is his current salary), an annual bonus target opportunity equal to 60% of his base salary upon achievement of performance measures specified on an annual basis, and standard health and other benefits. The employment agreement also include an agreement by the Company to add to his stock options and other equity awards a provision under which vesting of the awards accelerates in connection with a change of control. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Sabacky is required to sign the Company’s standard agreement related to assignment of inventions. The employment agreement was for a fixed term of two years, provided that it automatically renews for an additional two-year term if the Company does not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term. Mr. Sabacky resigned as CTO, as of the expiration date of December 6, 2013; however, he is still employed with the Company. His employment agreement terminated and was not renewed.

Mr. Huang, a former Chief Financial Officer, signed a written employment agreement and was paid at the rate of $200,000 per year. Under Mr. Huang’s employment agreement with the Company, he was entitled to an annual base salary of not less than $200,000 (which was his salary during the term of his employment), with standard health and other benefits. The employment agreement also includes an agreement by the Company to grant him stock options and other equity awards a provision under which vesting of the awards accelerates in connection with a change of control. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Huang was required to sign the Company’s standard agreement related to assignment of inventions. The employment agreement was for a fixed term of two years, provided that it automatically renews for an additional two-year term if the Company does not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term. Mr. Huang resigned as CFO on October 11, 2013.

Ms. Conroy, a former Chief Financial Officer, was party to a standard written employment agreement and was paid at the rate of $200,000 per year. Under Ms. Conroy’s employment agreement with the Company, she was entitled to an annual base salary of not less than $200,000 (which was her salary during the term of her employment), with standard health and other benefits. Ms. Conroy was also party to an agreement by the Company to grant her stock options. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Ms. Conroy was required to sign the Company’s standard agreement related to assignment of inventions. Ms. Conroy resigned as CFO on January 13, 2014.

Ms. Karen Werner, the current Interim Chief Financial Officer, is party to a standard written employment agreement and is currently entitled to a base salary of not less than $150,000 per year with standard health and other benefits. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Ms. Werner was required when hired in 2012 to sign the Company’s standard agreement related to assignment of inventions.

Mr. Zhan, a former Chief Executive Officer, signed an employment agreement with the Company and was entitled to an annual base salary of not less than $300,000 (which was his salary during the term of his employment), with standard health and other benefits. The employment agreement also includes an agreement by the Company to grant him stock options and other equity awards a provision under which vesting of the awards accelerates in connection with a change of control. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Zhan is required to sign the Company’s standard agreement related to assignment of inventions. The employment agreement was for a fixed term of two years, provided that it automatically renews for an additional two-year term if the Company does not provide written notice of its intent not to renew the employment agreement at least 90-days prior to the end of the initial term or any subsequent term. Mr. Zhan resigned as CEO on September 23, 2015.

Mr. Sun, the current Chief Executive Officer, is party to a written employment agreement and is currently paid a base salary is $20,000 per year through Altair China. Under Mr. Sun’s employment agreement with the Company, he is entitled to an annual base salary of not less than $20,000 (which is his current salary), with standard health and other benefits. The employment agreement does not include an agreement by the Company to grant him stock options and other equity awards. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Sun is required to sign the Company’s standard agreement related to assignment of inventions. The employment agreement does not have a fixed term.

Mr. Reddington, a former Chief Operating Officer, was party to a standard employment agreement with the Company and was entitled to an annual base salary of not less than $200,000 (which was his salary during the term of his employment), with standard health and other benefits. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Reddington is required to sign the Company’s standard agreement related to assignment of inventions. Mr. Reddington resigned as COO on February 8, 2016.

Annual Non-Equity Incentive Compensation

Targets for 2015. With respect to 2015, the Compensation, Governance and Nominating Committee did not approve an annual incentive bonus plan for the named executive officers or existing executive officers and did not consulted with the named executive officer or executive officers regarding target bonuses under the respective employment agreements.

Targets for 2014. With respect to 2014, the Compensation, Governance and Nominating Committee did not approve an annual incentive bonus plan for the named executive officers or existing executive officers and did not consulted with the named executive officer or executive officers regarding target bonuses under the respective employment agreements.

Targets for 2013. With respect to 2013, the Compensation, Governance and Nominating Committee did not approve an annual incentive bonus plan for the named executive officers or existing executive officers and did not consulted with the named executive officer or executive officers regarding target bonuses under the respective employment agreements.

Equity Incentive Compensation

No equity awards were granted to the named executive officers in 2015.

On August 15, 2014, Mr. Zhan was granted options to purchase 66,666 shares of common stock at an exercise price of $3.21 per share during a ten year term. The options provided for vesting vest over four years, 25% on each anniversary of the grant date. As a result of the termination of the employment of Mr. Zhan with the Company, his option agreement has terminated. No other equity awards were granted to the named executive officers in 2014.

On September 26, 2013, Ms. Conroy was granted options to purchase 33,333 shares of common stock at an exercise price of $2.63 per share during a ten year term. The options provided for vesting vest over four years, 25% on each anniversary of the grant date. As a result of the termination of the employment of Ms. Conroy with the Company, her option agreement has terminated.

On August 26, 2013, Mr. R. Lee was granted options to purchase 66,666 shares of common stock at an exercise price of $2.34 per share during a ten year term. The options provided for vesting vest over four years, 25% on each anniversary of the grant date. As a result of the termination of the employment of Mr. R. Lee with the Company, his option agreement has terminated. No other equity awards were granted to the named executive officers in 2013.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding outstanding equity awards held by the named executive officers as of December 31, 2015, 2014 and 2013:

	Option Awards(1)
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un-Exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Bruce J. Sabacky, Former Vice President & Chief Technology Officer	1,041	Nil	Nil	97.68	3/10/2015
	896	Nil	Nil	82.08	3/10/2016
	1,666	Nil	Nil	82.08	3/10/2016
	440	Nil	Nil	63.12	1/15/2017
	3,125	Nil	Nil	63.12	1/15/2017
	3,125	Nil	Nil	89.28	1/15/2018
	4,166	Nil	Nil	29.28	1/15/2019
	3,750	Nil	Nil	26.40	1/15/2020

(1)

All awarded Options for Named Executive Officers vest over four years from date of grant: 25% for the first completed year, 25% for the second completed year; 25% for the third completed year and 25% for the fourth completed year.

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

Potential Payments upon Termination or Change-in-Control

Severance Provisions in Employment Agreements.   The employment agreement of Mr. A. Lee, the Company's former Chief Executive Officer, includes the following severance provisions:  If Mr. A. Lee’s employment was terminated by the Company without cause or by Mr. A. Lee for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. A. Lee to relocate his place of employment without Mr. A. Lee’s consent, or (c) a material adverse change in Mr. A. Lee’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. A. Lee was entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. A. Lee was not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. A. Lee without good reason. Mr. A. Lee received no severance in connection with his resignation as Chief Executive Officer. In connection with Mr. A. Lee’s resignation as a director, the Company and Mr. A. Lee also entered into a separation agreement on October 23, 2013 pursuant to which Mr. A. Lee received a severance payment in the amount of $75,833, which is two-month’s salary for every year Mr. A. Lee served as an executive officer.

The employment agreement of Mr. Zou, the Company’s former President, includes the following severance provisions:  If Mr. Zou’s employment was terminated by the Company without cause or by Mr. Zou for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Zou to relocate his place of employment without Mr. Zou’s consent, or (c) a material adverse change in Mr. Zou’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Zou was entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Zou was not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Zou without good reason. Mr. Zou received no severance upon his resignation as an officer of the Company.

   The employment agreement of Mr. Huang, the Company's former Chief Financial Officer, includes the following severance provisions:  If Mr. Huang’s employment is terminated by the Company without cause or by Mr. Huang for good reason, which includes, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Huang to relocate his place of employment without Mr. Huang’s consent, or (c) a material adverse change in Mr. Huang’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Huang is entitled to a severance benefit equal to (i) his base salary for two months if the termination occurs during the six-months following the effective date, or his base salary for a period of two months for each year of employment with the Company if the termination occurs on or after the expiration of the six-month anniversary of the agreement’s effective date, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Huang is not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Huang without good reason. Mr. Huang’s employment was terminated by the Company without cause in September 2013.

   The employment agreement of Mr. R. Lee, the Company’s former Chief Executive officer, includes the following severance provisions:  If Mr. R. Lee’s employment was terminated by the Company without cause or by Mr. R. Lee for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. R. Lee to relocate his place of employment without Mr. R. Lee’s consent, or (c) a material adverse change in Mr. R. Lee’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. R. Lee was entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. R. Lee was not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. R. Lee without good reason. Mr. Lee received no severance upon his resignation as an officer of the Company.

The employment agreement of the Mr. Sabacky provides that if his employment is terminated by the Company without cause, or by him for good reason, he is entitled to a severance benefit equal to his base salary for one year, a bonus equal to a pro-rated (based upon the elapsed days in the calendar year) portion of 60% of his base salary, and health benefits for one year (18 months if termination is by the Company). The one-year base salary severance benefit will be extended to 16 months if either he was required to relocate more than 50 miles in order to commence employment and the termination occurs within two years of commencement of employment, or he later consents to a relocation of his employment and the termination occurs within two years of such voluntary relocation.  Good reason includes, among other things, (a) the Company requiring the officer to relocate his place of employment without the officer’s consent, or (b) a material adverse change in the officer’s title, position, and/or duties 90 days before or within one year after a change of control.  Mr. Sabacky resigned as CTO, as of the expiration date of December 6, 2013; however, he is still employed with the Company. His employment agreement terminated and was not renewed.

The employment agreement of Mr. James T. Zhan, the Company’s former Chief Executive officer, included the following severance provisions:  If Mr. Zhan’s employment was terminated by the Company without cause or by Mr. Zhan for good reason, which includes, among other things, (a) a material breach by the Company of any of its obligations, duties, agreements, representations or warranties under the employment agreement, (b) the Company requiring Mr. Zhan to relocate his place of employment without Mr. Zhan’s consent, or (c) a material adverse change in Mr. Zhan’s title, position, and/or duties 90 days before or within one year after a change of control, Mr. Zhan was entitled to a severance benefit equal to his base salary for a period of two months for each year of employment with the Company, and (ii) health benefits for eighteen months, all subject to any applicable limitations imposed by Section 409A of the Internal Revenue Code.  Mr. Zhan was not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Zhan without good reason. Mr. Zhan was offered severance upon his resignation as an officer of the Company in exchange for signing a full release, and declined to timely accept such offering.

Mr. Reddington was not entitled to any severance, however, Mr. Reddington received $50,000 severance upon his resignation as an officer of the Company in exchange for signing a release in favor of the Company.

Acceleration of Vesting of Options.  The employment agreements of each of Messrs. A. Lee, R. Lee, Zou, Huang, Conroy, Zhan and Sabacky required that all options and other equity awards granted to the officer provide that the award immediately vests as of the effective date of a “Change of Control Event”. A “Change of Control Event” is defined in the agreement to mean (a) any capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of the Company), (b) the sale, transfer or other disposition of all or substantially all of  the Company’s assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding common stock.  The closing of the common stock issuance with EST China qualified as Change of Control Event for Mr. Sabacky, since he was an officer of the Company on the date of such closing. Mr. A. Lee, Mr. Zou, Mr. S. Huang, Mr. R. Lee, Ms. P. Conroy and Mr. J. Zhan all forfeited their options and equity awards as a result of their resignations.

Compensation Risks

The Company’s management and the Compensation, Governance and Nominating Committee have assessed the risks associated with our compensation policies and practices for all employees, including non-executive officers. Based on the results of this assessment, we do not believe that our compensation policies and practices for all employees, including non-executive officers, create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

Summary Compensation Table. Other than Mr. Sun and Mr. Zhan, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2015:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Yincang Wei	$20,000	Nil	Nil	Nil	Nil	$20,000
Jun (Eddie) Liu	$20,000	Nil	Nil	Nil	Nil	$20,000
Guohua Wei	Nil	Nil	Nil	Nil	Nil	Nil
Zhigang (Frank) Zhao	$26,000	Nil	Nil	Nil	Nil	$26,000
Dr. Chin Chuen Chan	$20,000	Nil	Nil	Nil	Nil	$20,000
Li Yang	$20,000	Nil	Nil	Nil	Nil	$20,000
Yu-hong Li	$26,000	Nil	Nil	Nil	Nil	$26,000

Other than Messrs. Sun, Zhan and R. Lee, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2014:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Yincang Wei	$20,000	Nil	Nil	Nil	Nil	$20,000
Jun (Eddie) Liu	$20,000	Nil	Nil	Nil	Nil	$20,000
Guohua Wei	Nil	Nil	Nil	Nil	Nil	Nil
Zhigang (Frank) Zhao	$26,000	Nil	Nil	Nil	Nil	$26,000
Dr. Chin Chuen Chan	$20,000	Nil	Nil	Nil	Nil	$20,000
Li Yang	$7,500	Nil	Nil	Nil	Nil	$7,500
Yu-hong Li	$26,000	Nil	Nil	Nil	Nil	$26,000
Eqbal Al Yousuf	$5,226	Nil	Nil	Nil	Nil	$5,226

Other than Mr. R. Lee, Mr. A. Lee and Mr. Zou whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2013:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Yincang Wei	$20,000	Nil	Nil	Nil	Nil	$20,000
Jun (Eddie) Liu	$20,000	Nil	Nil	Nil	Nil	$20,000
Guohua Wei	Nil	Nil	Nil	Nil	Nil	Nil
Zhigang (Frank) Zhao	$26,000	Nil	Nil	Nil	Nil	$26,000
Dr. Chin Chuen Chan	$20,000	Nil	Nil	Nil	Nil	$20,000
Li Yang	$7,500	Nil	Nil	Nil	Nil	$7,500
Yu-hong Li	$26,000	Nil	Nil	Nil	Nil	$26,000
Eqbal Al Yousuf	$5,226	Nil	Nil	Nil	Nil	$5,226

From January 1, 2015 through December 31, 2015, the Company paid all directors who are not employees of the Company a fee of $5,000 per quarter. In addition, directors who are not employees and provide service in the following positions received the following additional fees:

Position	Additional Compensation
Audit Committee Chair	$1,500 in 2015
Other Committee Chair or Member	Determined upon formation

From January 1, 2014 through December 31, 2014, the Company paid all directors who are not employees of the Company a fee of $5,000 per quarter. In addition, directors who are not employees and provide service in the following positions received the following additional fees:

Position	Additional Compensation
Audit Committee Chair	$1,500 in 2014
Other Committee Chair or Member	Determined upon formation

On December 4, 2013, the Board of Directors approved a resolution providing that members of the Board would be compensated at $20,000 per year and all Audit Committee members would be compensated an additional $6,000 per year, which will be paid quarterly beginning 2014.

Position	Additional Compensation
Audit Committee	$1,250 per quarter in 2013
Other Committee Chair or Member	Determined upon formation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock the only class or series of capital stock outstanding, as of March 31, 2014, March 31, 2015 and March 31, 2016, respectively, by (i) each person known by the Company to own beneficially more than 5% of our common stock; (ii) each Director of the Company; (iii) each named executive officer; and (iv) all Directors and executive officers of the Company as a group. This table is based upon information supplied by such officers, directors and principal stockholders to the extent they continue to maintain a relationship with the Company (and otherwise is based upon the information we last possessed or publicly disclosed information). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	As of March 31, 2016		As of March 31, 2015		As of March 31, 2014
Name of Officer or Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Guohua Sun (Chief Executive Officer and Director)	None	N/A	None	N/A	None	N/A
Karen Werner (Interim Chief Executive Officer)	None	N/A	None	N/A	None	N/A
Alexander Lee (former Chief Executive Officer and Director)	16,668	N/A	16,668	N/A	16,668	N/A
Richard Lee (former Chief Executive Officer and Director)	None	N/A	None	N/A	None	N/A
James Zhan (former Chief Executive Officer and Director)	None	N/A	None	N/A	None	N/A
LiMing Zou (former President)	None	N/A	None	N/A	None	N/A
Bruce Sabacky (former CTO; current Senior Director of Technology	18,209(3)	N/A	18,209(3)	N/A	18,209(3)	N/A
Stephen Huang (former Chief Financial Officer)	None	N/A	None	N/A	None	N/A
Paula Conroy (former Chief Financial Officer)	None	N/A	None	N/A	None	N/A
Thomas Reddington (former Chief Operating Officer)	None	N/A	None	N/A	None	N/A
Yincang Wei (Director)	6,172,801(4)	53.18%	6,172,801(4)	53.18%	6,172,801(4)	53.18%
Jun (Eddie) Liu (Director)	None	N/A	None	N/A	None	N/A
Zhigang Zhao (Director)	None	N/A	None	N/A	None	N/A
Yuhong Li (Director)	None	N/A	None	N/A	None	N/A
Dr. Ching Chuen Chan (Director)	None	N/A	None	N/A	None	N/A
Guohua Wei (Director)	None	N/A	None	N/A	None	N/A
Li Yang (Director)	None	N/A	None	N/A	None	N/A
Victor Sze (former Director)	None	N/A	None	N/A	None	N/A
Hong Guo (former Director)	None	N/A	None	N/A	None	N/A
Eqbal Al Yousuf (former Director)	None	N/A	None	N/A	None	N/A

All Directors and Executive Officers as a Group as of the respective Date (August 28, 2016 and 20 persons)	6,207,678	53.48%	6,207,678	53.48%	6,207,678	53.48%

Name and Address of 5% Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Al Yousuf LLC Sheikh Zayed Rd., P.O. Box 25, Dubai, United Arab Emirates	849,828(5)	7.32%	849,828(5)	7.32%	849,828(5)	7.32%
EST China and Affiliates Villa 1, Huajing Garden, Jida, Zhuhai, Guangdong, China	6,172,801(4)	53.18%	6,172,801(4)	53.18%	6,172,801(4)	53.18%

(1)

Includes all common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before May 31, 2016, 2015 or 2014, respectively, but does not include shares issuable pursuant to options and warrants exercisable on or before May 31, 2016, 2015, or 2014, respectively that are held by other persons or groups.

(2)

Based on 11,606,735 common stock outstanding as of March 31, 2016, 2015 and 2014. Common stock underlying options, warrants or other convertible or exercisable securities are, to the extent exercisable on or before May 31, 2016, 2015 or 2014, respectively, are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such convertible and exercisable securities, but not for purposes of calculating any other person’s percentage ownership.

(3)	Includes 18,209 common shares subject to options granted to Mr. Sabacky pursuant to the1998 Plan and the 2005 Plan.
(4)

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

(5)

Information based on an Amendment No. 2 to Schedule 13D filed by Al Yousuf LLC and its affiliates on October 8, 2010, as adjusted to reflect any subsequent consolidations of our common stock. Mr. Eqbal Al Yousuf has voting and dispository authority with respect to such shares.

Arrangements with Respect to Change of Control

Gree Electric Appliances Inc. (“Gree”), a Chinese air conditioner manufacturer, has announced its intention to purchase Zhuhai Yinlong New Energy Co. (“Yinlong Energy”), a Chinese electric vehicle company.  Yinlong Energy indirectly owns EST China, which owns approximately 53% of our outstanding shares of common stock.   The proposed transaction between Gree and Yinlong Energy is subject to various regulatory approvals in China, and we are uncertain when or if it will close. If such transaction closes, Gree will indirectly own a majority of our common stock, including the associated right to control our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation, Nominating and Governance Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company.  Security holders have approved all option plans.  The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2015, 2014 and 2013.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,445	$53.67	330,555
Equity compensation plans not approved by security holders	None	N/A	None
Total	44,445	$53.67	330,555

 Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	111,111	$23.05	263,89
Equity compensation plans not approved by security holders	None	N/A	None
Total	111,111	$23.05	263,889

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	149,653	$18.68	225,347
Equity compensation plans not approved by security holders	None	N/A	None
Total	149,653	$18.68	225,347

Of the total 330,555 securities remaining available for future issuance as of December 31, 2015, none are subject to an effective Registration Statement on Form S-8. The Board of Directors has not authorized the filing of a Form S-8 with respect to the 833,333 added to the 2005 Plan in 2011 and, as a result, our ability to grant options or other awards with respect to such shares is severely restricted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies for Approval of Related Party Transactions

Pursuant to the written charter of the Audit Committee, the Audit Committee has the authority and responsibility to review and approve any proposed transactions between the Company (including its subsidiaries) and any person that is an officer, key employee, director or affiliate of the Company or any subsidiary), other than transactions related to the employment and compensation of such persons, which are reviewed and approved by the Compensation, Governance and Nominating Committee.

Related Party Transactions

Set forth below is information on transactions, other than employment arrangements with officers, entered into between the Company and certain related persons since January 1, 2012 and selected prior transactions with continuing significance:

On July 22, 2011, the Company and EST China completed the sale by the Company, and the purchase by EST China of 6,172,801 shares of common stock of the Company at a purchase price of $9.32 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon Investment Holdings, Ltd. As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  EST China, which is controlled by Mr. Yincang Wei, owns 53.18% of the outstanding common stock of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common stock of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

On January 6, 2013, Northern Altair entered into an agreement (the “2013 Wu’an Agreement”) with Wu’an Municipal People’s Government (“Wu’an”) with respect to the purchase and sale of 165 Electric Buses (“EV Buses”). In 2015, we delivered 28 EV Buses to the Wu’an government.

In April 2013, Altairnano, Inc. earned a commission selling battery packs from Zhuhai Yinlong to a U.S. based customer for approximately $132,000.

In July 2013, Hebei Yinlong New Energy and Northern Altair entered into an nLTO purchase agreement for the purchase of two thousand tons of generation two nLTO for approximately $65.4 million. As of December 31, 2015, approximately $7.63 million in nLTO has been delivered under this agreement.

On May 13, 2014, Northern Altair and Handan City Public Transportation, a state owned enterprise, entered into the 2014 Handan Agreement for approximately $44.5 million for 200 EV Buses equipped with high efficiency lithium batteries which have been manufactured with our nLTO materials. In 2014 and 2015, we delivered the contracted 200 EV Buses to Handan City Public Transportation. Northern Altair does not manufacture EV Buses; therefore, in order to deliver the 200 EV Buses, it purchased EV Buses directly from its affiliates Zhuhai Guangtong Auto (“Guangtong”) and Zhuhai Yinlong, which are wholly owned subsidiaries of Hebei Yinlong, the indirect shareholder of the Company. Both Zhuhai Yinlong and GuangTong are in the business of EV Bus manufacturing.

Related Party Borrowing and Lending

During 2014 and 2015, there were several loans between Northern Altair and certain affiliated entities. The table below set forth the loans or trade acceptance balance between Northern Altair and certain affiliated entities as of the dates specified:

Related Party		As of December 31, 2014		As of December 31, 2015	Note
Amounts Owed To Northern Altair
Guangdong Yintong Investment Holdings Group Co., Ltd		$2,923		$2,772	(1)
Zhuhai Guangtong Auto Co., Ltd (Handan)		$11,417		$10,826	(1)

Amounts Owed By Northern Altair
Hebei Yinlong New Energy Co., Ltd
Shijiazhuang Zhongbo Auto Co., Ltd		$12,189		$14,033	(2)
Zhuhai Guangtong Auto Co., Ltd	$			$2,094	(2)
Zhuhai Yinlong New Energy Co., Ltd		$6,009		$5,698	(2)
Zhuhai Guangtong Auto Co., Ltd (Handan)		$404		$1,529	(2)
		$5,684	$		(3)

(1) Represents the balance of a loan owed by the specified related Parties to Northern Altair. All such loans are non-interest bearing and due on demand.

(2) Represents the balance of a loan or trade acceptance owed by Northern Altair to the specified related Parties. All such loans are non-interest bearing and due on demand.

(3) During the periods presented, Northern Altair issued trade acceptances to the related party (listed above). Trade acceptances are presented to related parties as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

Related Party Structure

Mr. Yincang Wei (individual) owns 100% of Hui Neng Investment Holdings Ltd (HK), formally Canon Investment Holdings, Ltd., who owns 57.5% of Zhuhai Yinlong; who owns 100% of EST China; who owns 53.18% of Altair Nanotechnologies Inc. Zhuhai Yinlong also owns 100% of Hebei Yinlong and Zhuhai Guangtong, of which both are EV Bus manufacturing companies, Shijiazhuang Zhongbo Auto Co., Ltd., and Zhuhai Yinlong Electronic Co., Ltd.

Director Independence

The Board of Directors is currently comprised of nine directors, of whom three are independent using the listing standards and definitions applicable to the Nasdaq Stock Market: Zhigang Zhao, Yuhong Li and Li Yang.  The members of the Compensation, Governance and Nominating Committee as of the date of this Comprehensive Report are Yincang Wei, Guohua Sun and Jun (Eddie) Liu, none of whom is independent under the listing standards and definitions applicable to the Nasdaq Stock Market.

The members of the Audit Committee as of the date of this report are Zhigang Zhao, Yuhong Li and Li Yang, each of whom has been determined by the Board to be independent under the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1)(ii) under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by our Independent Registered Public Accountants

Crowe Horwath served as our independent registered public accountants for the fiscal year ended December 31, 2013 and 2012, however, it resigned before the December 31, 2013 audit was completed. Following our acceptance of their resignation, the Audit Committee approved the engagement of Marcum LLP as the Company’s independent registered accounting firm for all years ending December 31, 2015, 2014 and 2013. This action effectively caused additional aggregate fees for professional services rendered as follows:

	Fiscal year ended December 31,
	2015	2014	2013	2013	2012
	(Marcum LLP)			(Crowe Horwath LLP)

Audit fees	$906,532	$429,754	$798,114	$453,015	$232,715
Audit-related fees
Tax fees	50,000	50,179		48,905	66,255
All other fees
	$956,532	$479,933	$798,114	$501,920	$298,970

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our annual and quarterly reports for the annual and quarterly periods during the 2015, 2014, 2013 and 2012 fiscal years.

Audit-related Fees

During the 2015, 2014, 2013 and 2012 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015, 2014, 2013 and 2012 fiscal years.

Tax Fees

Our independent registered public accountants did provide services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015, 2014, 2013 and 2012.

All Other Fees

Our independent registered public accountants did provide other products and services disclosed in the table above during the 2015, 2014, 2013 and 2012 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accountants. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public registered accountants or on an individual basis. The Audit Committee can delegate the pre-approval of non-auditing services to the Chairman of the Audit Committee, but the decision must be presented to the full Audit Committee at the next scheduled meeting.

All work performed by our independent registered public accountants for us in 2015, 2014, 2013 and 2012 was pre-approved by the Audit Committee. None of the work performed by our independent registered public accounts during 2015, 2014, 2013 or 2012 was approved in reliance upon paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.                Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report

1.     Financial Statements: All financial statements as set forth under Item 8 of this report.

2.     Exhibits: See Item 15(b) below.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

(c) Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR NANOTECHNOLOGIES INC.

By:	/s/ Guohua Sun

Chief Executive Officer

Date: November 15, 2016

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Signature	Title	Date

/s/ Guohua Sun	Chief Executive Officer	November 15, 2016
Guohua Sun	(Principal Executive Officer)
and Director

/s/ Karen Werner Karen Werner	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	November 15, 2016

/s/ Yincang Wei	Chairman Of the Board	November 15, 2016
Yincang Wei

/s/ Zhigang Zhao	Director	November 15, 2016
Frank Zhao

/s/ Yuhong Li	Director	November 15, 2016
Yuhong Li

/s/ Jun Liu	Director	November 15, 2016
Jun Liu

/s/ Guohua Wei	Director and General Manager of Altair China and Northern Altair	November 15, 2016
Guohua Wei

/s/ Dr Ching Chuen Chan	Director	November 15, 2016
Dr. Ching Chuen Chan

/s/ Li Yang (Director)	Director	November 15, 2016
Li Yang

Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Certificate of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012. **
3.2	Certificate of Amendment to the Certificate of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012. **
3.3	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **
4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **
4.2	Revised Amended and Restated Shareholder Rights Agreement dated May 31, 2012 with Registrar and Transfer Company	Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the SEC on July 10, 2012. **
10.1	1998 Altair International Inc. Stock Option Plan***	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.2	Altair Nanotechnologies Inc 2005 Stock Incentive Plan (Second Amended and Restated)***	Filed herewith. **
10.3	Standard Form of Stock Option Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.4	Standard Form of Stock Option Agreement for Executives under 2005 Stock incentive Plan ***	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.5	Standard Form of Director’s Indemnification Agreement***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2008. **
10.6	Registration Rights Agreement dated November 29, 2007 with Al Yousuf LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007. **
10.7.1	Amendment No. 1 to Registration Rights Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.7.2	Amendment No. 2 to Registration Rights Agreement with Al Yousuf, LLC dated August 14, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2009. **

10.8	Stock Purchase and Settlement Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.9	Share Subscription Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.10.1	First Amendment to Share Subscription Agreement dated February 16, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 16, 2011. **
10.10.2	Second Amendment to Share Subscription Agreement dated May 17, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 17, 2011. **
10.10.3	Third Amendment to Share Subscription Agreement dated June 3, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2011. **
10.10.4	Fourth Amendment to Share Subscription Agreement dated June 20, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2011. **
10.10.5	Fifth Amendment to Share Subscription Agreement dated July 21, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 25, 2011. **
10.11	Investor Rights Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.12	Waiver and Rights Agreement dated September 20, 2010 with Al Yousuf LLC and Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010 **
10.13	Note Secured By a Deed of Trust dated as of July 25, 2012 with Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.14	Deed of Trust dated as of July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.15	Guaranty dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.16	Hazardous Material Indemnity Agreement dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.17	Land Contract dated October 19, 2012 with Bank of China Limited, Seoul Branch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012. **

10.18	Contract on Assignment of State-owned Construction Land Use Right dated as of October 31, 2012 with Wu’an City	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012. **
10.19	Working Capital Loan Contract dated November 16, 2012 with the Industrial and Commercial Bank of China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012. **
10.20	Contract on Assignment of State-owned Construction Land Use Right with Land and Resources Bureau of Wu’an City.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 7, 2013**
10.21	Client Lease (Renewal) dated July 1, 2013 with Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013**
10.22	Building Lease dated January 27, 2015 with Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 2, 2015. **
10.22.1	Lease Settlement Agreement dated March 11, 2016	Filed herewith. **
10.23	Employment Agreement dated August 15, 2012 with Alexander Lee***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2012.**
10.24	Employment Agreement dated August 15, 2012 with Liming Zou (Albert Zou)***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2012.**
10.25	Employment Agreement dated September 4, 2009 with Bruce Sabacky***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2009. **
10.26	Employment Agreement effective September 18, 2011 with Stephen B. Huang***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011.**
10.27	Employment Agreement effective October 23, 2013 with Richard Lee***	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed with the SEC on October 29, 2013.**
10.28	Mortgage Contract dated August 27, 2013 with the Bank of Handan Co., Ltd. Wu’an Sub-branch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013. **
10.29	Working Capital Loan Contract dated August 27, 2013 with the Bank of Handan Co., Ltd. Wu’an Sub-branch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013. **
10.30	Working Capital Loan Contract dated September 27, 2013 with the Industrial and Commercial Bank of China Limited	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013. **
10.31	Loan Contract, dated October 24, 2013, by and between Altairnano, Inc. and the Bank of China Limited.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013. **

10.32	Community Loan Contract, dated October 31, 2013, by and between Northern Altair Nanotechnologies Co., Limited and the Wu’an Rural Credit Cooperative Co., Limited.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013. **
10.33	Working Capital Loan Contract dated October 31, 2013 with the Cixian Rural Credit Cooperative	Filed herewith. **
10.34	Working Capital Loan Contract dated December 19, 2013 with the Bank of Handan Co., Ltd., Wu’an Branch	Filed herewith. **
10.35	Working Capital Loan Contracted dated April 30, 2014 with Bank of Handan Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2014. **
10.36	Current Fund Loan Contract dated September 4, 2014 with Bank of Handan Wu’an Branch	Filed herewith. **
10.37	Loan Contract of Association dated September 5, 2014 with Wu’an Rural Credit Cooperative Union, Handan Fengfeng Mine Rural Credit Cooperative and Daming County Rural Credit Cooperative	Filed herewith. **
10.38	Loan Contract dated October 16, 2014 with Bank of China	Filed herewith. **
10.39	Loan Contract of Association dated November 6, 2014 with Cixian Rural Credit Cooperative Union and Wu’an Rural Credit Cooperative Union	Filed herewith. **
10.40	Current Capital Loan Contract dated September 24, 2015 with Wu’an Branch Bank of Handan	Filed herewith. **
10.41	Current Capital Loan Contract dated September 28, 2015 with Wu’an Branch Bank of Handan	Filed herewith. **
10.42	Discount Agreement of Bank Acceptance Bill dated November 16, 2015 with Anshan Rural Commercial Bank	Filed herewith. **
10.43	Current Capital Loan Contract dated May 6, 2016 with Wu’an Branch of Handan Bank	Filed herewith. **
10.44	Pledge Contract of Rights dated May 6, 2016 with Wu’an Branch of Handan Bank	Filed herewith. **
10.45	Deposit Contract dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.46	Repurchase Agreement dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.47	Manufacture Rebate Contract dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Filed herewith. **

10.48	Deposit Contract dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.49	Repurchase Agreement dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.50	Manufacture Rebate Contract dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Filed herewith. **
10.51	Deposit Contract dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.52	Repurchase Agreement dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.53	Manufacture Rebate Contract dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Filed herewith. **
10.54	Deposit Contract dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.55	Repurchase Agreement dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd.	Filed herewith. **
10.56	Manufacture Rebate Contract dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Filed herewith. **
10.57	LTO Purchase and Sale Contract dated July 2, 2013 with Hebei Yingtong New Energy Co., Ltd. *	Filed herewith.**
10.58	Purchasing and Sales Contract dated January 6, 2013 with Zhuhai Yintong Energy Co., Ltd.*	Filed herewith. **
10.59	Product Purchase and Sales Contract dated January 6, 2013 with Wu’an Transport Bureau	Filed herewith. **
10.60	Purchasing and Sales Contract of Electric Bus Products dated with Zhuhai Guangtong Automobile Co., Ltd.*	Filed herewith. **
10.61	Purchasing and Sales Contract of Electric Bus Products dated May 13, 2014 with Handan Bus Corporation*	Filed herewith. **
10.62	Transfer Contract for State-owned Construction Land Use Right C1304812014004 dated March 3, 2014 with Wu’an City Land and Resources Bureau	Filed herewith. **
10.63	Transfer Contract for State-owned Construction Land Use Right C13048120140002 dated March 3, 2014 with Wu’an City Land and Resources Bureau	Filed herewith. **
10.64	Transfer Contract for State-owned Construction Land Use Right dated April 20, 2015 with Wu’an City Land and Resources Bureau	Filed herewith. **
10.65	James T. Zhan Employment Agreement ***	Filed herewith. **
10.66	Guohua Sun Employment Agreement***	Filed herewith. **

10.67	Agreement with Wu’an Municipality and Handan Municipality dated April 19, 2012*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2012. **
10.68	Loan Contract for Working Capital dated March 15, 2016	Filed herewith. **
10.69	Capital Inter-banking Lending Contract dated January 1, 2015	Filed herewith. **
10.70	Complementary Agreement of Land Mortgage Loan Contract dated January 1, 2015	Filed herewith. **
10.71	Land Mortgage Loan Contract dated August 5, 2015	Filed herewith. **
10.72	Capital Inter-banking Lending Contract dated January 1, 2015	Filed herewith. **
21	List of Subsidiaries	Incorporated by reference from Item 1 of this report.
23.1	Consent of Crowe Horwath	Filed herewith.
23.2	Consent of Marcum LLP	Filed herewith.
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

** SEC File No 1-12497

*** Indicates management contract or compensatory plan or arrangement.