Form 10-Q
period 2016-03-31
ALTAIR NANOTECHNOLOGIES INC
filed 2016-11-16
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒.

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

As of November 15, 2016 the registrant had 11,606,735 shares of Common Stock outstanding.

ALTAIR NANOTECHNOLOGIES INC.

FORM 10-Q

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$796	$2,088
Restricted cash	232	231
Short-term investment	25,575	25,410
Accounts receivable, net	621	523
Amounts due from related parties	22,703	15,923
Notes receivable	75	74
Product inventories, net	10,208	7,671
Prepaid expenses and other current assets	8,617	7,728
Deferred contract costs	4,513	3,454
Total current assets	73,340	63,102

Prepaid expenses, non-current	3,714	3,792
Property, plant and equipment, net	39,896	36,395
Patents, net	28	47
Other non-current asset	3,854	4,138
Land use right, net	26,716	26,685
Total Assets	$147,548	$134,159

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Trade accounts payable	$6,005	$7,107
Amounts due to related parties	39,735	25,459
Accrued salaries and benefits	1,854	1,914
Accrued warranty	116	168
Accrued liabilities	1,180	1,169
Deferred revenues and customer deposit	4,625	3,776
Deferred income - Grant Incentives	562	551
Warrant liabilities	1	1
Current portion of long term notes payable	25,033	25,564
Other current liabilities	274	266
Short term notes payable	45,957	44,973
Total current liabilities	125,342	110,948

Long term notes payable, net of current portion	6,588	6,622
Other non-current liabilities	3,518	3,565
Deferred income - Grant Incentives, non-current	26,596	26,192
Total Liabilities	162,044	147,327

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at March 31, 2016 and December 31, 2015	12	12
Additional paid in capital	259,102	259,102
Accumulated deficit	(273,863)	(272,495)
Accumulated other comprehensive income	253	213
Total stockholders' deficit	(14,496)	(13,168)
Total Liabilities and Stockholders' Deficit	$147,548	$134,159

See notes to the unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Product sales	$477	$1,069
Products sales – related parties	6,970	651
License fees	100	66
Commercial collaborations	-	61
Total revenues	7,547	1,847

Cost of goods sold
Product costs	344	1,037
Cost to related party sales	4,556	1,071
Total cost of goods sold	4,900	2,108

Gross profit (loss)	2,647	(261)

Operating expenses
Research and development	157	211
Sales and marketing	55	134
General and administrative	2,931	2,418
Depreciation and amortization	298	406
Gain on disposal of assets	(26)	-
Total operating expenses	3,415	3,169
Loss from operations	(768)	(3,430)

Other income (expense)
Interest expense, net	(765)	(1,036)
Change in fair value of warrants	-	6
Loss on foreign exchange	-	(1)
Other income - buses	5	-
Other income	160	233
Total other expense	(600)	(798)

Net loss	(1,368)	(4,228)
Other Comprehensive Income
Foreign Currency Translation Adjustments	40	106
Comprehensive Loss	$(1,328)	$(4,122)

Loss per common share - basic and diluted	$(0.12)	$(0.36)
Weighted average shares - basic and diluted	11,606,735	11,606,735

See notes to the unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,368)	$(4,228)
Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities
Depreciation and amortization	298	406
Accretion	(62)	(17)
Share-based compensation	-	25
Changes in other receivable reserves	-	(1,937)
Change in fair value of warrants	-	(6)
Change in inventory reserves	47	-
Changes in Operating Assets and Liabilities
Accounts receivable, net	(98)	(56)
Product inventories, net	(2,584)	(405)
Prepaid expenses and other current assets	(889)	8,126
Deferred contract costs	(1,059)	(323)
Trade accounts payable	3,181	(455)
Accrued salaries and benefits	(60)	(46)
Accrued warranty	(52)	3
Accrued liabilities	11	(97)
Deferred revenue and customer deposit	849	232
Deferred income – Grant Incentives	415	(23)
Other liabilities	(120)	795
Amounts due from related parties	(6,692)	7,864
Amounts due to related parties	(1,422)	8
Other non-current asset	427	(1,463)
Net Cash Provided by (Used in) Operating Activities	(9,178)	8,403

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,845)	(1,422)
Loan to related parties	(88)	(62)
Net Cash Used in Investing Activities	(7,933)	(1,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	(142)
Proceeds from trade acceptance	689	-
Repayment of notes payable	(765)	(813)
Proceeds (payment) of related party notes	15,698	(6,138)
Net Cash Provided by (Used in) Financing Activities	15,622	(7,093)

Effect of exchange rate changes on cash and cash equivalents	197	209

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,292)	35
CASH AND CASH EQUIVALENTS, beginning of period	2,088	1,001
CASH AND CASH EQUIVALENTS, end of period	$796	$1,036
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$1,492	$1,662

See notes to the unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

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

Basis of Presentation

The interim consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (the “Company”) are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q (this “Report”) should be read in conjunction with the Company’s Comprehensive Report on Form 10-K for the years ended December 31, 2015, which includes all disclosures required by GAAP.

Going Concern

The Company anticipates to continue to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The company financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries which include (1) Altair U.S. Holdings, (2) Altairnano, Inc., (3) Altair Nanotechnologies (China) Co., Ltd., and (4) Northern Altair Nanotechnologies Co., Ltd. All of the subsidiaries are either incorporated in the United States of America or China. Inter-company transactions and balances have been eliminated in consolidation.

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 2 – Restricted Cash

As of March 31, 2016 and December 31, 2015, cash of $0.23 million and $0.23 million is restricted as performance guarantee for China State Grid Project, respectively.

Note 3 – Fair Value Measurements and Other Financial Measurements

The carrying amounts of cash, accounts receivable, accounts payable, and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk. The Company performs recurring fair-value measurements for its warrant liabilities.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were recorded using level 3 inputs based on a Monte Carlo option simulation model, which uses prevailing interest rates, Company’s stock price volatility and expected warrant term. Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively. The change in the fair value of the warrants are recorded in Other (expense) income for each of the periods presented.

               During the years ended December 31, 2014 and 2015, the Company has entered into several agreements to provide financial guarantees in relation to the EV bus sales (See note 4). The Company engaged a third party valuation expert to determine the fair value of the financial guarantees. Fair value (level 3) of the financial guarantee at March 31, 2016 and December 31, 2015 amounted to $nil and $0.21 million, respectively.

NOTE 4 – ELECTRIC BUS SALES

On April 19, 2012, the Company entered into an Agreement (the “Agreement") with Wu’an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, in Hebei Province in China. The Agreement also contemplates the purchase by Wu'an and Handan of electric buses beginning in late 2012 and continuing over five years, and the future purchase of electric taxis and energy storage systems. No EV buses were sold during the three months ended March 31, 2016.

In connection with the EV Bus sales to Handan in prior year, the Company agreed to provide to a third-party leasing entity a security deposit equals to 20% of the contract price. The security deposit is refundable over ten-year period when Handan completed its obligations to the third-party leasing entity. The difference between the present value of the refundable security deposit and the gross amount was recorded as current period other expense and unamortized discount to the security deposit (Note 6). The unamortized discount is amortized straight line over the refund period of 10 years.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

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

Note 5 – Product Inventories

Inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets, which consisted of the following (in thousands of dollars):

	March 31, 2016	December 31, 2015
Raw materials	$1,818	$2,800
Work in process	2,290	1,041
Finished goods	6,100	3,830
Total product inventories	$10,208	$7,671

The Company recorded reserve for inventories of $0.05 million as of March 31, 2016 and $0.13 million as of December 31, 2015, respectively.

Note 6 – prepaid expenses AND oTHER Assets

Prepaid expenses and other current and non-current assets consist of the following (in thousands of dollars):

	March 31,	December 31,
	2016	2015

Prepaid inventory purchases	$1,231	$623
Prepaid Service Fee	1,224	1,016
Prepaid VAT	3,234	3,207
Current portion of long term receivable	1,654	1,603
Electric bus for resale (Note 4)	132	132
Other receivable – EV bus (Note 4)	440	437
Deposits	23	97
Prepaid insurance	130	221
Others	549	392
Total prepaid expenses and other current assets	$8,617	$7,728

Prepaid equipment purchases, non-current	$3,714	$3,792
Other assets, non-current	$3,854	$4,138

Other receivable - EV bus consists of amount due from Wu’an for the EV buses sold in prior periods.

Prepaid equipment purchase consists of other costs related to the Company’s China operations, which will be transferred to property, plant and equipment when the assets are placed in service.

Current portion of long term receivable and other assets, non-current, represents refundable security deposit in connection with EV bus sales to Handan Government. (Note 4).

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Other assets, non-current consist of the following (in thousands of dollars):

	March 31,	December 31,
	2016	2015

Gross long term receivable	$7,880	$8,243
Less: unearned interest income	(2,372)	(2,502)
Net present value of long term receivable	5,508	5,741
Less: Current portion of long term receivable	(1,654)	(1,603)
Net present value of long term receivable, net of current portion	$3,854	$4,138

Future collections of long-term receivable as of March 31, 2016:

	Year ending December 31,
	Remaining of 2016	2017	2018	2019	2020	2020 Thereafter	Total
Net long term receivable	$1,705	$1,934	$-	$149	$1,548	$2,544	$7,880
Less: unearned interest income	(363)	(344)	(267)	(291)	(239)	(868)	(2,372)
Net present value of long term receivable	$1,342	$1,590	$(267)	$(142)	$1,309	$1,676	$5,508

Deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized. The balances of deferred contract costs are $4.51 million and $3.45 million as of March 31, 2016 and December 31, 2015, respectively.

Patents

Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives and is summarized as follows (in thousands of dollars):

	March 31,	December 31,
	2016	2015
Patents	$1,366	$1,366
Less accumulated amortization	(1,338)	(1,319)
Total patents	$28	$47

Amortization expense relating to patents for the three month ended March 31, 2016 and 2015, totaled $0.02 million and $0.02 million, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment in operations consists of the following (in thousands of dollars):

	March 31,	December 31,
	2016	2015
Machinery and equipment	$10,718	$11,049
Building and improvements	13,860	13,498
Furniture, office equipment & others	1,759	1,844
Leased assets	-	1,682
	26,337	28,073
Less: accumulated depreciation	(11,600)	(12,864)
Subtotal	14,737	15,209
Add: construction in process	25,159	21,186
Total property, plant and equipment	$39,896	$36,395

Depreciation expense for the three month ended March 31, 2016 and 2015, totaled $0.42 million and $0.25 million, respectively.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 8 –  Land Use Right

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The following summarizes Land Use Rights for the following periods (in thousands of dollars):

	March 31,	December 31,
	2016	2015
Land use right	$28,302	$28,119
Less: accumulated amortization	(1,586)	(1,434)
Total land use rights, net	$26,716	$26,685

The following summarizes the carrying amount pledged (in thousands of dollars):

	March 31,	December 31,
	2016	2015
Pledged for bank loan (Note 11)	$20,245	$20,222
Pledged for guarantee provided to related party (Note 14)	6,471	3,671
Total	$26,716	$23,893

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense for the three months ended March 31, 2016 and 2015 was approximately $0.14 million and $0.13 million, respectively.

NOTE 9 – ACCRUED WARRANTY

Accrued warranty consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2016	2015
Beginning Balance	$168	$173
Charges for accruals in the current period	30	265
Reductions for warranty services provided	(82)	(270)
Ending Balance	$116	$168

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

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

	March 31,	December 31,
	2016	2015
Beginning balance, January 1,	$26,743	$25,505
Grants received in the current period	382	3,216
Foreign currency translation adjustment	177	(1,429)
Grants recognized in other income	(144)	(549)
Ending balance	$27,158	$26,743

Less: current portion of deferred income – grant incentive	$562	$551
Deferred income – grant incentive - non current	$26,596	$26,192

NOTE 11 – NOTES PAYABLE

Trade Acceptance

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances are secured by certificate of deposit in the bank for the amount of $5.43 million and $5.39 million as of March 31, 2016 and December 31, 2015. The balance of trade acceptances included in notes payable were $5.17 million as of March 31, 2016 and $4.45 million as of December 31, 2015, respectively.

Short Term Bank Loans (in thousands of dollars)

	March 31,			December 31,
	2016			2015
Weighted average interest rate		5.67%			7.06%
Maturities	May 2016	to	September 2016	May 2016	to	September 2016

Balance		$45,957			$40,528

Weighted average balance		$40,785			$20,502

Long Term Bank Loans (in thousands of dollars)

	March 31,			December 31,
	2016			2015
Weighted average interest rate		11.07%			11.03%
Maturities	September 2016	to	September 2017	September 2016	to	September 2017

Balance		$31,621			$32,186
Less: current maturities		(25,033)			(25,564)
Balance, net		$6,588			$6,622

Weighted average balance		$32,259			$33,015

The total carrying amount of Land Use Rights that have been pledged as collateral to secure financing from commercial banks is $20.24 million and $20.22 million as of March 31, 2016 and December 31, 2015, respectively.

The total carrying amount of certificate of deposit that have been pledged as collateral to secure financing from commercial banks is $20.15 million and $20.02 million as of March 31, 2016 and December 31, 2015, respectively.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

As of March 31, 2016, a short term bank loan with amounting to $20.15 million was guaranteed by a related party, Zhuhai Yinlong Energy, personal guarantees executed by certain directors of the Company, and a unrelated party; long term bank loans with amounting to $6.98 million was guaranteed by a unrelated party.

As of December 31, 2015, a short term bank loan with amounting to $20.02 million was guaranteed by a related party, Zhuhai Yinlong Energy, personal guarantees executed by certain directors of the Company, and a unrelated party; long term bank loans with amounting to $6.93 million was guaranteed by a unrelated party.

Interest expense for the quarter ended March 31, 2016 and 2015 were $0.77 million and $1.04 million, respectively.

NOTE 12 – WARRANTS

The fair value of the warrants was determined using the Monte Carlo simulation model and the following weighted average assumptions were used:

2009 Warrant
	March 31, 2016	December 31, 2015
Stock Price	0.08	0.08
Exercise Price	13.8	13.8
Expected Volatility	88%	88%
Expected Dividend Yield	None	None
Expected Term (in years)	0.4	0.4
Risk-free Interest Rate	0.49%	0.49%

2011 Warrant
	March 31, 2016	December 31, 2015
Stock Price	0.08	0.08
Exercise Price	15.36	15.36
Expected Volatility	88%	88%
Expected Dividend Yield	None	None
Expected Term (in years)	0.8	0.8
Risk-free Interest Rate	0.57%	0.57%

	2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1,	412,779	14.93
Expired	-	-
Outstanding at March 31,	412,779	14.93
Currently exercisable	412,779	14.93

Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for year ended 2015 and $nil for three month ended March 31, 2016. The change in the fair value of the warrants were recorded in Other (expense) income for each of the periods presented in the Company’s condensed consolidated statements of operations. The warrants expire on various dates through September 2016.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 13 – GEOGRAPHIC INFORMATION AND CONCENTRATION

Beginning September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

Sales to customers which accounted for more than 10% of Revenues for three month ended March 31, 2016:

Name of Customers	Percentage of Total Revenue
Three Months Ended March 31, 2016:
Hebei Yinlong New Energy Co., Ltd, a related party	78%
Zhuhai Yinlong New Energy Co., Ltd, a related party	14%

Three Months Ended March 31, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	25%
Nano power a.s	19%
Cargotec Finland Oy	11%

Sales to customers which accounted for more than 10% of Accounts Receivable:

Name of Customers	Percentage of Total Accounts Receivable
March 31, 2016:
Maui Electric Company, Ltd.	58%
Alsher Titania, LLC	16%

December 31, 2015:
Maui Electric Company, Ltd.	47%
Hybricon	33%

Revenues for the quarters ended March 31, 2016 and March 31, 2015 by geographic area based on location of customers were as follows (in thousands of dollars):

	Three Months Ended March 31,
Country	2016	2015
Belgium	$34	$137
China	6,975	650
Czech Republic	142	516
Denmark	-	2
Finland	256	208
Spain	-	5
Sweden	-	2
U.S.A	140	287
United Kingdom	-	40
Grand Total	$7,547	$1,847

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (in thousands of dollars):

Country	March 31, 2016	December 31, 2015
United States	$1,249	$1,867
China	72,959	69,190
Total	$74,208	$71,057

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	Three Months Ended March 31,
	2016	2015
United States	$448	$1,196
China	7,099	651
Total	$7,547	$1,847

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

During the periods presented, the details of the related party balances were as follows (in thousands of dollars):

	Note	March 31, 2016	December 31, 2015
1. Accounts receivable
Hebei Yinlong New Energy Co., Ltd	b	$5,536	$-
Zhuhai Yinlong New Energy Co., Ltd	a	1,500	203
Subtotal		7,036	203

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

2. Other receivable
Zhuhai Yinlong New Energy Co., Ltd	a	$310	$308
Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	121	274
Subtotal		$431	$582

During the periods presented, the Company would receive a refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been cancelled.

During the periods presented, the Company paid operation expenses on behalf of Zhuhai Guangtong Auto.

3. Note receivable
Hebei Yinlong New Energy Co., Ltd	b	$1,550	$1,540

Related Party (listed above) issued trade acceptances to the Company. Trade acceptances are presented to the Company as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

4. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$2,789	$2,772
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	10,897	10,826
Subtotal		$13,686	$13,598

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due from related parties	$22,703	$15,923

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

		March 31, 2016	December 31, 2015
	Note
1. Trade accounts payable and other payable
Hebei Yinlong New Energy Co., Ltd	b	$3	$3
Zhuhai Guangtong Auto Co., Ltd	c	680	676
Subtotal		$683	$679

During the periods presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing of electric core from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Guangtong Auto.

2. Sales deposit received in advance
Hebei Yinlong New Energy Co., Ltd	b	$-	$1,426

During the periods presented, the Company sold products to related party (listed above), mainly engaged in producing and selling of lithium-ion power batteries and energy storage batteries.

3. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	b	$22,572	$14,033
Zhuhai Yinlong New Energy Co., Ltd	a	1,538	1,529
Zhuhai Guangtong Auto Co., Ltd	c	5,735	5,698
Shijiazhuang Zhongbo Auto Co., Ltd	d	9,207	2,094
Subtotal		$39,052	$23,354

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due to related parties	$39,735	$25,459

		Three Months Ended March 31,

	Note	2016	2015
1. Sales
Hebei Yinlong New Energy Co., Ltd	b	$5,878	$469
Zhuhai Yinlong New Energy Co., Ltd	a	1,092	182
		$6,970	$651

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

2. Purchase
Zhuhai Yinlong New Energy Co., Ltd	a	$-	$156

During the periods presented, the Company purchased from related party (listed above), mainly engaged in purchasing of electric buses from Zhuhai Yinlong New Energy.

3. Borrowing from related party
Hebei Yinlong New Energy Co., Ltd	b	$13.960	$1,458
Zhuhai Yinlong New Energy Co., Ltd	a	-	1,381
Shijiazhuang Zhongbo Auto Co., Ltd	d	7,003	-
		$20,963	$2,839

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

During the periods presented, the Company received the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

As of March 31, 2016, the Company used the Land Use Right as pledge with carrying amount of $6.47 million and provided guarantee to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks. (Note 8)

As of March 31, 2016, Mr. Wei Yincang, Mr. Wei Guohua, and Mr. Sun Guohua have jointly provided guarantee the Company to secure financing from commercial banks for total amount of $20.15 million.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Capital Commitment – Production Plant

As discussed further in Note 8, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $312.60 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. The remaining commitment as March 31, 2016 is $250.40 million.

Lease

The Company leases a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems.  The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under this lease is $0.26 million plus IT fees, utilities and maintenance. As such, the Company will incur minimum rent payments of $0.26 million, $0.26 million, and $0.13 million during the years ended December 31, 2015, 2016 and 2017, respectively. Effective May 1, 2016, the Company agreed to pay $0.14 million as a payment to terminate the lease effective by the end of May 2016. Use of the facility has been agreed upon until a new tenant is found. The landlord will give the Company thirty days notice at their discretion to vacate the premises. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Capital Commitment- Fixed Assets

The Company has contractual obligations with vendors of machine and equipment related to future capital expenditures as of March 31, 2016. The Company's commitment for minimum payment under these contractual obligations as of March 31, 2016 is $1.55 million. From the contract, the Company noted that all of these contractual obligations would be fulfilled in 2016.

Defined contribution plan

Full-time employees of the Company in the People Republic China (“PRC”) participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that PRC operating entities make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for the required contributions mentioned above, the Company has no legal obligation for the benefits beyond the contributions made.

The total amounts for such employee benefits were $0.15 million and $0.17 million for the three month ended March 31, 2016 and 2015, respectively.

Litigation

The Company is in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Securities Litigation, 1:14-cv-07828 (S.D.N.Y.): On September 26, 2014, a shareholder of the Company filed a putative class action against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. An amended complaint was filed on July 21, 2015. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon statements made between May 15, 2013 and September 4, 2014, inclusive, regarding the Company’s financial statements and internal controls.  Plaintiff sought unspecified monetary damages on behalf of the alleged class, as well as interest, and attorney’s fees and costs of litigation. On November 30, 2015, the parties executed a Stipulation of Settlement, without defendants admitting liability.  Pursuant to the Stipulation of Settlement, in exchange for a release from liability, defendants agreed to pay $1.5 million to be distributed among the putative class members in a manner determined by the Court.  In December 2015, the Company accrued a $0.6 million payable representing the remaining deductible under the applicable insurance policy. The Company paid the accrued liability of $0.6 million on February 23, 2016. The Court approved the settlement and dismissed the action on June 17, 2016.

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against certain current and former officers and directors of Altair the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. As of the balance sheet reporting date, the Company did not have reasonable estimation of settlement amount. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. The court entered an order preliminarily approving the settlement on August 22, 2016, and has scheduled a settlement hearing for January 9, 2017.  If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order. Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. As of the balance sheet reporting date, the Company did not have reasonable estimation of settlement amount. In August 2016, the Company accrued $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016.

NOTE 16 – SUBSEQUENT EVENTS

Loan from Commercial Bank

On May 6, 2016, Northern Altair entered into a loan agreement with a commercial bank. Northern Altair obtained loan approximately $5.3 million from the commercial bank with term May 6, 2016 to September 16, 2016. Certificate of deposit amounting to $5.3 million was pledged as collateral to secure this loan.

Related Parties Debt Settlement

In May 2016, the Company, related party creditors, and related party debtors agreed to net off the amount due from related parties against the amount due to related parties. Thereby, the Company is released from the debt obligation for a total amount of $13.32 million and the Company transferred the ownership of loans receivable to related parties for total amount of 13.32 million.

Related parties involved in settlement are presented in the following table (in thousands of dollars):

May 2016
1. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd (Note 14)	$2,755
Zhuhai Guangtong Auto Co., Ltd (Handan) (Note 14)	10,568

Total	$13,323

May 2016
2. Borrowing payable
Hebei Yinlong New Energy Co., Ltd (Note 14)	$7,662
Zhuhai Guangtong Auto Co., Ltd (Note 14)	5,661

Total	$13,323

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Loan from WRCC Paid Off

On July 19, 2016, Northern Altair paid off a two year loan (term dates were from November 6, 2014 to November 5, 2016) with WRCC for approximately $15.9 million. The loan does not have early payment penalty.

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

Capital Lease

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

In connection with the financing arrangement, the Company pledged the leased equipment as collateral to Hengxin and the following related parties individually entered into a guaranty contract with the lessor to provide joint liability guarantee for the lease payments. Zhuhai Yinlong New Energy Co., Ltd, Shijiazhuang Zhongbo Auto Co., Ltd, Hebei Yinlong New Energy Co., In addition, Hebei Yinlong New Energy Co. pledged its accounts receivable with the lessor.

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

The first payment of rent was made on September 19 2016, and subsequent payment is due every six months. Starting from the first payment date. According to the lease contract, the Company has a purchase option, renewal option or can just return the equipment at the end of lease term provided that the Company is not in default.

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

In 2014, in order to further cut the cost of our products, improve product chain management efficiencies, and effectively serve the large market in China, we built two battery module production lines with an expected total capacity of approximately 6,000 modules per year. In the first quarter of 2016, we transferred the U.S. module production line to China. We are expecting the three battery module production lines to reach an expected total capacity of 9,000 modules per year by the end of 2016.

We have completed the technology and production validation of our Gen 4 modules with China produced nLTO and China made module parts. The Gen 2 modules is still be available in 2016. Both Gen 2 and Gen 4 products have passed the United Nations (“UN”), International Standards Organization (“ISO”), SAE International (“SAE”) and International Electrochemical Commission (“IEC”) testing and reports are being generated by TÜV SÜD (“TUV”). TUV, a German based company, who has a test facility in China and results are generally accepted by the UN and U.S. In December 2015, our battery module production line in the U.S. was discontinued. We were able to maintain a very stable period of time overlapping production while transferring the battery module production from the U.S. to China, without any impact on customer order delivery. Our battery modules have been generally used in EV Buses, trolley buses and hoisting equipment in the Europe and the U.S markets. Our OEM cell producer’s capacity can reach 70,000 Altair format cells per year. Sometime in the near future, we expect to validate another OEM cell producer to reduce dependency on one supplier, which will provide competition between suppliers and reduce costs for Altair.

We plan on building and validating ALTI-ESS (energy storage systems) production capabilities in China and export them to Europe, the U.S. and to other countries of the world.

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

Results of Operations

The following summarizes our revenue, operating expenses, and net loss for all periods presented below. You should read the following in conjunction with our unaudited condensed consolidated financial statements, including quarterly information, presented elsewhere in this quarterly report.

The table below sets forth line items from the Company’s unaudited condensed consolidated Statement of Operations (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$7,547	$1,847	$5,700	309%

Cost of goods sold	4,900	2,108	2,792	132%

Gross profit (loss)	2,647	(261)	2,908	-1114%

Operating expenses
Research and development	157	211	(54)	-26%
Sales and marketing	55	134	(79)	-59%
General and administrative	2,931	2,418	513	21%
Depreciation and amortization	298	406	(108)	-27%
Gain on disposal of assets	(26)	-	(26)	100%
Total operating expenses	3,415	3,169	246	8%
Loss from operations	(768)	(3,430)	2,662	-78%

Other income (expense)
Interest expense, net	(765)	(1,036)	271	-26%
Change in fair value of warrants	-	6	(6)	-100%
Loss on foreign exchange	-	(1)	1	-100%
Other income - buses	5	-	5	100%
Other income	160	233	(73)	-31%
Total other expense	(600)	(798)	198	-78%

Net loss	(1,368)	(4,228)	2,860	-68%

Three Months Ended March 31, 2016 compared with the Three Months Ended March 31, 2015

Revenues: The consolidated revenues for the three months ended March 31, 2016 increased by $5.70 million, or 309%, to $7.55 million from $1.85 million for the three months ended March 31, 2015. The increase was primarily due to the revenues from China operations increased by $6.45 million due to significant increased production sales to related party during the three months ended March 31, 2016 compared to same period in 2015. The revenues from U.S. decreased by $0.75 million due to reduced product sales during the three months ended March 31, 2016 compared to same period in 2015, since major production and product sales shifted to China.

Cost of goods sold: The consolidated costs of goods sold for the three months ended March 31, 2016 was $4.90 million, an increase of $2.79 million or 132% from $2.11 million for the three months ended March 31, 2015. The increase was primarily due to the costs of goods sold increased by $3.52 million in China due to increased product sales and reduced unit cost from increased production level, offset by an decrease of $0.73 million in U.S. operation from decreased product sales during the three months ended March 31, 2016 as compared to the same period in prior year.

Research and development: The consolidated research and development costs decreased by $0.05 million, or 26%, to $0.16 million for the three months ended March 31, 2016 from $0.21 million for the three months ended March 31, 2015. The decrease was related mainly to lower salaries and benefits driven by lower headcount mainly at our U.S. facilities.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.07 million, or 59%, to $0.06 million for the three months ended March 31, 2016 from $0.13 million for the three months ended March 31, 2015. The decrease was mainly attributable to the U.S. operations which sales and marketing expenses decreased by $0.04 million due to lower headcount of the sales team as we shifted our operation focus to China. The sales and marketing expenses of the China operations decreased by $0.03 million which mainly related to lower headcount in China.

General and administrative: The consolidated general and administrative expenses increased by $0.51 million, or 21%, to $2.93 million for the three months ended March 31, 2016 from $2.42 million for the three months ended March 31, 2015. The increase was mainly attributable to the China operations which general and administrative expenses increased by $0.66 million during the three months ended March 31, 2016 as compared to the same period in prior year. The increase was due to higher professional fees related to regulatory filings and increased salaries by more headcounts and business expansion in China during the three months ended March 31, 2016 as compared to the same period in 2015.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.11 million, or 27%, to $0.30 million for the three months ended March 31, 2016, from $0.41 million for the three months ended March 31, 2015. Lower depreciation and amortization was mainly related to sale and disposal of equipment at our U.S. facilities.

Gain on disposal of fixed assets: The consolidated gain on disposal of fixed assets increased by $0.03 million, or 100%, to $0.03 million for the three months ended March 31, 2016 from nil for the three months ended March 31, 2015. This was primarily due to proceeds received on sale of fixed assets during the three months ended March 31, 2016 as the Company did not have any fixed assets sold in the same period of 2015.

Interest expense, net: The consolidated interest expense, net decreased to $0.77 million for the three months ended March 31, 2016, from $1.04 million for the three months ended March 31, 2015, a decrease of $0.27 million or 26%. The decrease in interest expense was mainly attributable to the China operations which interest expense decreased by $0.24 million because more interest expenses were capitalized regarding the construction period of new fixed assets during the three months ended March 31, 2016 compared to the same period in 2015. The interest expense in the U.S. operations also decreased by $0.03 million due to lower debt balances during the three months ended March 31 2016 as compared to the same period in the prior year.

Change in fair value of warrants: During the three months ended March 31, 2016 and 2015, we recorded nil and a gain of $6 thousand, respectively, due to the change in the fair value of warrants outstanding that we had previously issued.

Gain on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented nil and a loss of $1 thousand for the three months ended March 31, 2016 and 2015, respectively.

Other income - buses: Other income - buses amounted to $5 thousand and nil for the three months ended March 31, 2016 and 2015, respectively. This is due to the amortization of financial guaranty premium provided to a third party for the buses sold in prior periods.

Other expenses - buses: No bus sales occurred for the three months ended March 31, 2016 and 2015.

Other income: Other income amounted to $0.16 million and $0.23 million for the three months ended March 31, 2016 and 2015. The decrease was mainly related to the derecognition of an accrued liability that resulted in a gain during the three months ended March 31, 2015 that resulted in a gain.

Net loss: Net loss decreased by $2.86 million to $1.37 million for the three months ended March 31, 2016, from $4.23 million for the three months ended March 31, 2015. The decrease in net loss was driven by an increase in gross profit of $2.91 million or 1,114% from increase product sales, and decrease of $0.20 million or 78% in other expenses for the current period versus the same period in the prior year.

Liquidity and Capital Resources

Our working (deficit) capital is as follows (In thousands of dollars):

	As of March 31, 2016	As of December 31, 2015
Current Assets	$73,340	$63,102
Current Liabilities	(125,342)	(110,948)
Net Working (Deficit) Capital	$(52,002)	$(47,846)

At March 31, 2016, we had a working deficit of $52.00 million compared to working deficit of $47.85 million at December 31, 2015. The increase was primarily related to an increase in current liabilities of $14.39 million attributable mainly to a $14.28 million increase in amount due to related parties.

A summary of our cash flow activities is as follows (In thousands of dollars):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net cash provided by (used in) Operating Activities	$(9,178)	$8,403
Net cash used in Investing Activities	(7,933)	(1,484)
Net cash provided by (used in) Financing Activities	15,622	(7,093)
Effect of exchange rate changes on cash and cash equivalents	197	209
Increase (Decrease) in Cash during the period	(1,292)	35
Cash, Beginning of Period	2,088	1,001
Cash, End of Period	$796	$1,036

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

Net cash used by operating activities was $9.18 million for the three months ended March 31, 2016 as compared to a net provide of cash of $8.40 million for the three months ended March 31, 2015. The change in cash from operations resulted from $6.69 million increase in amount due from related party and $0.90 million change in prepaid expenses and other current assets during the three months ended March 31, 2015 due to the collection of other receivable of bus sales in 2015.

Net cash used in investing was $7.93 million for the three months ended March 31, 2016 as compared to $1.48 million for the three months ended March 31, 2015. Cash used in investing activities was driven by our purchases of production equipment and construction of production facilities in China.

Net cash provided by financing activities was $15.62 million for the three months ended March 31, 2016 as compared to a net use of cash of $7.09 million for the three months ending March 31, 2015. The increase in cash from financing activities primarily related to $15.70 million of proceeds received from related party notes payable during three months ended March 31, 2016 while $6.14 million payment of related party notes payable during the same period of prior year.

Going Concern

We incurred a net loss of $1.37 million for the three months ended March 31, 2016, and we had an accumulated deficit of $273.86 million and a negative working capital of $52.00 million as of March 31, 2016. In addition, we have $55.55 million of debt coming due in the next 12 months and the Company anticipates to continue to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The company financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Capital Commitments - Fixed Assets

The Company has contractual obligations to suppliers of machine and equipment related to future capital expenditures as of March 31, 2016. The Company's commitment for minimum payment under these contractual obligations as of March 31, 2016 is $1.55 million. In the contract, the Company noted that all of these contractual obligations would be fulfilled in 2016.

Debt

As of March 31, 2016, we are required to pay principal amounts of $70.99 million within next year and the remainder of $6.59 million payable in two years.

Capital Commitment - Production Plant

As discussed further in Note 8 to our condensed consolidated financial statements in this Quarterly Report, in conjunction with the Land Use Rights obtained by Northern Altair, we agreed to make fixed asset investments on the land of approximately $312.60 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. The remaining commitment as March 31, 2016 is $250.40 million.

Lease

The Company leases a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems. The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under this lease is $0.26 million plus IT fees, utilities and maintenance. As such, the Company will incur minimum rent payments of $0.26 million, $0.26 million, and $0.13 million during the years ended December 31, 2015, 2016 and 2017, respectively. Effective May 1, 2016, the Company agreed to pay $0.14 million as a payment to terminate the lease effective by the end of May 2016. Use of the facility has been agreed upon until a new tenant is found. The landlord will give the Company thirty-day notice at their discretion to vacate the premises. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.     Controls and Procedure

Disclosure Controls and Procedures.  Based on an evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2016 and December 31, 2015which is the end of the interim quarter and annual periods covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(d-e) of the Securities Exchange Act of 1934, as amended) are not effective and there is as of such dates a material weakness in our disclosure controls and procedures. This material weakness is rooted in the material weakness in internal control over financial reporting, as a result of which we were late, and prior to this Quarterly Report, have not filed any required periodic reports since 2013.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

With respect to previously reported legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position, there were no material developments during the quarter ended March 31, 2016.

In re Altair Nanotechnologies Securities Litigation, 1:14-cv-07828 (S.D.N.Y.): On September 26, 2014, a shareholder of the Company filed a putative class action against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. An amended complaint was filed on July 21, 2015. The lawsuit alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon statements made between May 15, 2013 and September 4, 2014, inclusive, regarding the Company’s financial statements and internal controls.  Plaintiff sought unspecified monetary damages on behalf of the alleged class, as well as interest, and attorney’s fees and costs of litigation. On November 30, 2015, the parties executed a Stipulation of Settlement, without defendants admitting liability.  Pursuant to the Stipulation of Settlement, in exchange for a release from liability, defendants agreed to pay $1.5 million to be distributed among the putative class members in a manner determined by the Court.  In December 2015, the Company accrued a $0.6 million payable representing the remaining deductible under the applicable insurance policy. The Company paid the accrued liability of $0.6 million on February 23, 2016. The Court approved the settlement and dismissed the action on June 17, 2016.

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against certain current and former officers and directors of Altair the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. The court entered an order preliminarily approving the settlement on August 22, 2016, and has scheduled a settlement hearing for January 9, 2017.  If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

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

** SEC File No. 1-12497.