Form 10-Q
period 2016-06-30
ALTAIR NANOTECHNOLOGIES INC
filed 2016-11-16
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

ALTAIR NANOTECHNOLOGIES INC.

FORM 10-Q

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$466	$2,088
Restricted cash	225	231
Short-term investment	24,833	25,410
Accounts receivable, net	1,059	523
Amount due from related parties	2,988	15,923
Notes receivable	-	74
Product inventories, net	11,345	7,671
Prepaid expenses and other current assets	8,615	7,728
Deferred contract costs	4,351	3,454
Total current assets	53,882	63,102
Prepaid expenses, non-current	5,022	3,792
Property, plant and equipment, net	46,676	36,395
Patents, net	9	47
Other non-current asset	3,835	4,138
Land use right, net	25,802	26,685
Total Assets	$135,226	$134,159
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$6,538	$7,107
Amount due to related parties	28,547	25,459
Accrued salaries and benefits	1,761	1,914
Accrued warranty	98	168
Accrued liabilities	1,166	1,169
Deferred revenues and customer deposit	5,503	3,776
Deferred income - Grant Incentives	560	551
Warrant liabilities	1	1
Current portion of long term note payable	24,306	25,564
Other current liabilities	272	266
Short term note payable	43,291	44,973
Total current liabilities	112,043	110,948
Long term note payable	6,396	6,622
Other non-current liabilities	3,345	3,565
Deferred income - Grant Incentives - non-current	25,925	26,192
Total Liabilities	147,709	147,327
Commitments and contingencies

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at June 30, 2016 and December 31, 2015	12	12
Additional paid in capital	259,102	259,102
Accumulated deficit	(271,614)	(272,495)
Accumulated other comprehensive income	17	213
Total stockholders' deficit	(12,483)	(13,168)
Total Liabilities and Stockholders' Deficit	$135,226	$134,159

See notes to unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Product sales	$942	$1,060	$1,419	$2,129
Product sales –Related Party	8,574	659	15,544	1,310
License fees	100	66	200	132
Commercial collaborations	83	47	83	108
Total revenues	9,699	1,832	17,246	3,679
Cost of goods sold
Product costs	644	412	988	1,449
Cost to related party sales	5,199	851	9,755	1,922
Total cost of goods sold	5,843	1,263	10,743	3,371
Gross profit	3,856	569	6,503	308
Operating expenses
Research and development	163	161	320	372
Sales and marketing	29	242	84	376
General and administrative	3,207	2,273	6,138	4,691
Depreciation and amortization	262	410	560	816
Gain on disposal of assets	(3)	-	(29)	-
Total operating expenses	3,658	3,086	7,073	6,255
Gain (loss) from operations	198	(2,517)	(570)	(5,947)
Other income (expense)
Interest expense, net	(799)	(560)	(1,564)	(1,596)
Change in market value of warrants	-	(1)	-	5
Gain (loss) on foreign exchange	90	-	90	(1)
Other income -buses	6	9,538	11	9,538
Other expenses -buses	-	(11,819)	-	(11,819)
Other income	2,754	131	2,914	364
Total other (expense) income	2,051	(2,711)	1,451	(3,509)

Net income (loss)	2,249	(5,228)	881	(9,456)
Other Comprehensive Income
Foreign Currency Translation Adjustments	(235)	13	(196)	119
Comprehensive Income (Loss)	$2,014	$(5,215)	$685	$(9,337)

Loss per common share - basic and diluted	$0.19	$(0.45)	$(0.08)	$(0.81)
Weighted average shares - basic and diluted	11,606,735	11,606,735	11,606,735	11,606,735

See notes to unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$881	$(9,456)
Adjustment to Reconcile Net loss to Net Cash Used in (Provided by) Operating Activities
Depreciation and amortization	560	816
Accretion	(118)	(53)
Share-based compensation	-	50
Change in other receivable reserves	-	(2,858)
Change in fair value of warrants	-	(5)
Change in inventory reserves	47	-
Changes in Operating Assets and Liabilities
Accounts receivable, net	(462)	(274)
Product inventories, net	(3,721)	(548)
Prepaid expenses and other current assets	(887)	10,494
Deferred contract costs	(897)	(487)
Trade accounts payable	2,764	(3,693)
Accrued salaries and benefits	(153)	201
Accrued warranty	(70)	12
Accrued liabilities	(3)	(20)
Deferred revenue and customer deposit	1,727	473
Deferred income - Grant Incentive	(258)	513
Other liabilities	(375)	2,138
Amounts due from related parties	(663)	8,597
Amounts due to related parties	(1,445)	16,975
Other non-current asset	582	(3,215)
Net Cash (Used in) Provided by Operating Activities	(2,491)	19,660
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,083)	(10,159)
Loan to (repayment from) related parties	275	(71)
Net Cash Used in Investing Activities	(14,808)	(10,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	-	350
Proceeds from trade acceptance	689	5,150
Repayment of trade acceptance	(5,105)	-
Proceeds from notes payable	5,355	-
Repayment of note payable	(2,395)	(21,742)
Proceeds of related party notes	17,856	8,419
Net Cash Provided by (Used in) Financing Activities	16,400	(7,823)
Effect of exchange rate changes on cash and cash equivalents	(723)	(42)
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(1,622)	1,565
CASH AND CASH EQUIVALENTS, beginning of period	$2,088	$1,001
CASH AND CASH EQUIVALENTS, end of period	$466	$2,566
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	3,017	2,957
NONCASH INVESTING AND FINANCING ACTIVITIES
Related parties debt settlement	$13,323	$-

See notes to unaudited condensed consolidated financial statements

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

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately generate revenues at a level that will result in profitability and positive cash flows from operations. To address these matters, we are taking actions to refinance existing loans if needed, obtain capital leases, obtain additional loans collateralized by the land use rights, third party guarantees and other assets, and obtain approval for additional grant incentives from the government of Wu’an, China. However, there can be no assurance that additional grant funds to support our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise further funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing.

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 2 – Restricted Cash

The Company’s restricted cash represents cash required to be used for the State Grid Corporation project.

As of June 30, 2016 and of December 31, 2015, cash of $0.23 million and $0.23 million is restricted as performance guarantee for China State Grid Project, respectively.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were recorded using level 3 inputs based on a Monte Carlo option simulation model, which uses prevailing interest rates, Company’s stock price volatility and expected warrant term. Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for the quarter ended June 30, 2016 and the year ended December 31, 2015, respectively. The change in the fair value of the warrants are recorded in Other (expense) income for each of the periods presented.

During the years ended December 31, 2014 and 2015, the Company has entered into several agreements to provide financial guarantees in relation to the EV Bus sales (See note 4). The Company engaged a third party valuation expert to determine the fair value of the financial guarantees. Fair value (level 3) of the financial guarantee at June 30, 2016 and December 31, 2015 amounted to $nil and $0.21 million, respectively.

NOTE 4 – ELECTRIC BUS SALES

On April 19, 2012, the Company entered into an Agreement (the “Agreement") with Wu’an Municipal People's Government ("Wu'an") and Handan Municipal People's Government ("Handan Government") regarding the establishment by Altair China of a manufacturing facility in the City of Wu'an, in Hebei Province in China. The Agreement also indicates the purchase by Wu'an and Handan of EV Buses beginning in late 2012 and continuing over five years, and the future purchase of electric taxis and energy storage systems. No EV Buses were sold during the six months ended June 30, 2016.

In connection with the EV bus sales to Handan in prior year, the Company agreed to provide to a third-party leasing entity a security deposit equals to 20% of the contract price. The security deposit is refundable over ten-year period when Handan completed its obligations to the third-party leasing entity. The difference between the present value of the refundable security deposit and the gross amount was recorded as current period other expense and unearned interest income to the security deposit (Note 6). The unearned interest income is amortized straight line over the refund period of 10 years.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 5 – PRODUCT Inventories

Inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets, which consisted of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015
Raw materials	$1,688	$2,800
Work in process	2,530	1,041
Finished goods	7,127	3,830
Total product inventories	$11,345	$7,671

The Company recorded reserve for inventories of $0.05 million as of June 30, 2016 and $0.13 million as of December 31, 2015, respectively.

Note 6 – PREPAID expenses AND oTHER Assets

Prepaid expenses and other current and non-current assets consist of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015

Prepaid inventory purchases	$780	$623
Prepaid Service Fee	832	1,016
Prepaid VAT	4,185	3,207
Current portion of long term receivable	1,646	1,603
Electric bus for resale (Note 4)	129	132
Other receivable – EV Bus (Note 4)	427	437
Deposits	23	97
Prepaid insurance	40	221
Others	553	392
Total prepaid expenses and other current assets	$8,615	$7,728

Prepaid equipment purchases, non-current	$5,022	$3,792
Other assets, non-current	$3,835	$4,138

Other receivable - EV Bus consists of amount due from Wu’an for the EV Buses sold in prior periods.

Current portion of long term receivable and other assets, non-current, represents refundable security deposit in connection with EV Bus sales to Handan Government. (Note 4).

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

The following lists the components of the net present value of long term receivable: (In thousands of dollars)

	June 30, 2016	December 31, 2015

Gross long term receivable	$7,651	$8,243
Less: unearned interest income	(2,170)	(2,502)
Net present value of long term receivable	5,481	5,741
Less: Current portion of long term receivable	(1,646)	(1,603)
Net present value of long term receivable, net of current portion	$3,835	$4,138

Future collections of long-term receivable as of June 30, 2016:

	Year Ended December 31,
	Remaining of 2016	2017	2018	2019	2020	Thereafter	Total
Net long term receivable	$1,656	$1,878	$-	$144	$1,503	$2,470	$7,651
Less: unearned interest income	(218)	(334)	(260)	(283)	(232)	(843)	(2,170)
Net present value of long term receivable	$1,438	$1,544	$(260)	$(139)	$1,271	$1,627	$5,481

Prepaid equipment purchase consists of other costs related to the Company’s China operations, which will be transferred to property, plant and equipment when the assets are placed in service.

Deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized. The balances of deferred contract costs are $4.35 million and $3.45 million as of June 30, 2016 and December 31, 2015 respectively.

Patents

Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives and is summarized as follows (in thousands of dollars):

	June 30, 2016	December 31,2015
Patents	$1,366	$1,366
Less accumulated amortization	(1,357)	(1,319)
Total patents	$9	$47

During the six months ended June 30, 2016 and 2015, amortization expense relating to patents is approximately $0.04 million and $0.04 million, respectively. During the three months ended June 30, 2016 and 2015, amortization expense relating to patents is approximately $0.02 million and $0.02 million, respectively.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 7 – PROPERTY, Plant and Equipment

Property, plant and equipment in operations consist of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015

Machinery and equipment	$36,223	$11,049
Building and improvements	16,296	13,498
Furniture, office equipment & other	1,668	1,844
Leased assets	-	1,682
	54,187	28,073
Less: accumulated depreciation	(10,441)	(12,864)
Subtotal	43,746	15,209
Add: construction in process	2,930	21,186
Total property, plant and equipment	$46,676	$36,395

Depreciation expense for the three months ended June 30, 2016 and 2015 were approximately $0.39 million, $0.26 million. Depreciation expense for the six months ended June 30, 2016 and 2015 were approximately $0.81 million, and $0.51 million, respectively.

Note 8 – LAND Use Right

The following summarizes Land Use Rights for the following periods (in thousands of dollars):

	June 30, 2016	December 31, 2015
Land use right	$27,480	$28,119
Less accumulated amortization	(1,678)	(1,434)
Total land use rights, net	$25,802	$26,685

The following summarizes the carrying amount pledged (in thousands of dollars):

	June 30, 2016	December 31, 2015
Pledged for bank loan	$19,551	$20,222
Pledged for guarantee provided to related party	6,251	3,671
Total	$25,802	$23,893

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense for the three months ended June 30, 2016 and 2015, the six months ended June 30, 2016 and 2015 were approximately $0.14 million, $0.13 million, $0.28 million, and $0.27 million, respectively.

NOTE 9 – ACCRUED WARRANTY

Accrued warranty consisted of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015
Beginning Balance	$168	$173
Charges for accruals in the current period	91	265
Reductions for warranty services provided	(161)	(270)
Ending Balance	$98	$168

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

	June 30, 2016	December 31, 2015
Beginning balance	$26,743	$25,505
Grants received in the current period	675	3,216
Foreign currency translation adjustment	(614)	(1,429)
Grants recognized in other income during the current period	(319)	(549)
Ending balance	26,485	26,743
Less: current portion of deferred income – grant incentive	(560)	(551)
Deferred income – grant incentive - non current	$25,925	$26,192

NOTE 11 – NOTES PAYABLE

Note payable is consisted of trade acceptance and bank loans as discussed below (in thousands of dollars):

Trade Acceptance

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances are secured by pledge of certificate of deposit in the bank for the amount of $nil and $5.39 million as of June 30, 2016 and December 31, 2015. The balance of trade acceptances included in notes payable were $nil as of June 30, 2016 and $4.45 million as of December 31, 2015, respectively.

Short Term Bank Loans (in thousands of dollars)

	June 30, 2016	December 31, 2015
Weighted average interest rate	5.66%		7.06%
Maturities	September 2016	May 2016	to	September 2016

Balance	$43,291		$40,528

Weighted average balance	$40,827		$20,502

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Long Term Bank Loans (in thousands of dollars)

	June 30, 2016			December 31, 2015
Weighted average interest rate		11.08%			11.03%
Maturities	September 2016	to	September 2017	September 2016	to	September 2017

Balance		$30,702			$32,186
Less: current maturities		(24,306)			(25,564)
Balance, net		$6,396			$6,622

Weighted average balance		$31,012			$33,015

The total carrying amount of land use rights that have been pledged as collateral to secure financing from commercial banks is $19.55 million and $20.22 million as of June 30, 2016 and December 31, 2015, respectively.

The total carrying amount of certificate of deposits that have been pledged as collateral to secure financing from commercial banks is $24.83 million and $20.02 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, a short term bank loan with amounting to $19.57 million was guaranteed by a related party, Zhuhai Yinlong Energy, personal guarantees executed by certain directors of the Company, and a unrelated party; long term bank loans with amounting to $6.77 million was guaranteed by a unrelated party

As of December 31, 2015, a short term bank loan with amounting to $20.02 million was guaranteed by a related party, Zhuhai Yinlong Energy, personal guarantees executed by certain directors of the Company, and a unrelated party; long term bank loans with amounting to $6.93 million was guaranteed by a unrelated party.

Interest expense for the three months ended June 30, 2016 and 2015 were approximately $0.80 million and $0.56 million.

Interest expense for the six months ended June 30, 2016 and 2015 were approximately $1.56 million and $1.60 million.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 12 – WARRANTS

The fair value of the warrants was determined using the Monte Carlo simulation model and the following weighted average assumptions were used:

2011 Warrant
	June 30, 2016	December 31, 2015
Stock Price	0.08	0.08
Exercise Price	15.36	15.36
Expected Volatility	88%	88%
Expected Dividend Yield	None	None
Expected Term (in years)	0.8	0.8
Risk-free Interest Rate	0.57%	0.57%

	2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1,	412,779	14.93
Expired	(112,779)	-
Outstanding at June 30,	300,000	15.36
Currently exercisable	300,000	15.36

Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for year ended 2015 and $nil for six month ended June 30, 2016. The change in the fair value of the warrants were recorded in Other (expense) income for each of the periods presented in the Company’s consolidated statements of operations. The warrants expire on various dates through September 2016.

NOTE 13 – GEOGRAPHIC INFORMATION AND CONCENTRATION

Beginning September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Sales to customers which accounted for more than 10% of Revenues:

Customers	Percentage of Total Revenue
Three months ended June 30, 2016:
Hebei Yinlong New Energy Co., Ltd, a related party	71%
Zhuhai Yinlong New Energy Co., Ltd, a related party	17%
Six months ended June 30, 2016:
Hebei Yinlong New Energy Co., Ltd, a related party	74%
Zhuhai Yinlong New Energy Co., Ltd, a related party	16%
Three months ended June 30, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	27%
Nano power a.s	25%
Hybricon	16%
UTE TSK-ING SAN FERMIN, PUERTO RICO	10%
Six months ended June 30, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	26%
FABTRAC, LLC	22%
Cargotec Finland Oy	10%

Sales to customers which accounted for more than 10% of Accounts Receivable:

Customers	Percentage of Total Accounts Receivable
June 30, 2016:
Hawaii Natural Energy Inst.	53%
LeClanche BVBA	13%
December 31, 2015:
Maui Electric Company, Ltd.	47%
Hybricon	33%

Revenues for the three-month ended and six-month ended June 30, 2016, and 2015 by geographic area based on location of customers were as follows (in thousands of dollars):

	Three Months ended
Country	June 30, 2016	June 30, 2015
Belgium	$229	$170
China	8,587	658
Czech Republic	16	287
Finland	456	166
Spain	8	53
Sweden	143	300
U.S.A	260	194
United Kingdom	-	4
Grand Total	$9,699	$1,832

	Six Months ended
Country	June 30, 2016	June 30, 2015
Belgium	$263	$308
China	15,562	1309
Czech Republic	158	802
Denmark	-	2
Finland	712	374
Spain	8	59
Sweden	143	301
U.S.A	400	481
United Kingdom	-	43
Grand Total	$17,246	$3,679

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (in thousands of dollars):

Country	June 30, 2016	December 31, 2015
United States	$1,203	$1,867
China	80,141	69,190
Total	$81,344	$71,057

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	Three months ended		Six months ended
	June 30		June 30
	2016		2016
United States	$1,113	$1,173	$1,561	$2,369
China	8,586	659	15,685	1,310
Total	$9,699	$1,832	$17,246	$3,679

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

a. Balance

	Note	June 30, 2016	December 31, 2015
1. Accounts receivable
Hebei Yinlong New Energy Co., Ltd	b	$190	$-
Zhuhai Yinlong New Energy Co., Ltd	a	2,797	203
Subtotal		$2,987	$203

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in technological development of new energy related fields, production and selling of lithium-ion power batteries and energy storage batteries.

	Note	June 30, 2016	December 31, 2015
2. Other receivable
Zhuhai Yinlong New Energy Co., Ltd	a	$-	$308
Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	1	274
Subtotal		$1	$582

During the periods presented, the Company would receive refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been canceled.

During the periods presented, the Company paid operation expense on behalf of Zhuhai Guangtong Auto.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

	Note	June 30, 2016	December 31, 2015
3. Note receivable
Hebei Yinlong New Energy Co., Ltd	b	$-	$1,540

Related Party (listed above) issued trade acceptances to the Company. Trade acceptances are presented to the Company as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

	Note	June 30, 2016	December 31, 2015
4. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$-	$2,772
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	-	10,826
Subtotal		$-	$13,598

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand

Total Amount due from related parties	$2,988	$15,923

	Note	June 30, 2016	December 31, 2015
1. Trade accounts payable and other payable
Hebei Yinlong New Energy Co., Ltd	b	$-	$3
Zhuhai Guangtong Auto Co., Ltd	c	660	676
Subtotal		$660	$679

During the periods presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric bus from Zhuhai Guangtong Auto.

	Note	June 30, 2016	December 31, 2015
2. Sales deposit received in advance
Hebei Yinlong New Energy Co., Ltd	b	$-	$1,426

During the periods presented, the Company sold products to related party (listed above), mainly engaged in production and selling of lithium-ion power batteries and energy storage batteries. The Company received deposit in advance to the sales.

	Note	June 30, 2016	December 31, 2015
3. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	b	$17,303	$14,033
Zhuhai Yinlong New Energy Co., Ltd	a	1,644	1,529
Zhuhai Guangtong Auto Co., Ltd	c	-	5,698
Shijiazhuang Zhongbo Auto Co., Ltd	d	8,940	2,094
Subtotal		$27,887	$23,354

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand

Total Amount due to related parties	$28,547	$25,459

b. Transaction		Three months ended	Three months ended
	Note	June 30, 2016	June 30, 2015
1a. Sales
Hebei Yinlong New Energy Co., Ltd	b	$6,894	$490
Zhuhai Yinlong New Energy Co., Ltd	a	1,680	169
Subtotal		$8,574	$659

		Six months ended	Six months ended
	Note	June 30, 2016	June 30, 2015
1b. Sales
Hebei Yinlong New Energy Co., Ltd	b	$12,772	$959
Zhuhai Yinlong New Energy Co., Ltd	a	2,772	351
Subtotal		$15,544	$1,310

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in production and selling of lithium-ion power batteries and energy storage batteries.

		Three months ended	Three months ended
	Note	June 30, 2016	June 30, 2015
2a. Purchase
Zhuhai Yinlong New Energy Co., Ltd	a	$-	$1
Zhuhai Guangtong Auto Co., Ltd	c	-	7,309
Subtotal		$-	$7,310

		Six months ended	Six months ended
	Note	June 30, 2016	June 30, 2015
2b. Purchase
Zhuhai Yinlong New Energy Co., Ltd	a	$-	$157
Zhuhai Guangtong Auto Co., Ltd	c	-	7,309
Subtotal		$-	$7,466

During the periods presented, the Company purchased from related parties (listed above), mainly engaged in purchasing of electric bus from Zhuhai Yinlong New Energy and Zhuhai Guangtong Auto.

		Three months ended	Three months ended
	Note	June 30, 2016	June 30, 2015
3a. Borrowing from related parties
Hebei Yinlong New Energy Co., Ltd	b	$22,277	$6,976
Zhuhai Yinlong New Energy Co., Ltd	a	459	26,821
Subtotal		$22,736	$33,797

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

		Six months ended	Six months ended
	Note	June 30, 2016	June 30, 2015
3b. Borrowing from related parties
Hebei Yinlong New Energy Co., Ltd	b	$36,237	$8,434
Zhuhai Yinlong New Energy Co., Ltd	a	459	28,202
Shijiazhuang Zhongbo Auto Co., Ltd	d	7,003	-
Subtotal		$43,699	$36,636

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

As of June 30, 2016, the Company used the Land Use Right as pledge for carrying amount of $6.25 million and provided guarantee to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks. (Note 8)

As of June 30, 2016, Mr. Wie Yincang, Mr. Wei Guohua, and Mr. Sun Guohua have jointly provided guarantee the Company to secure financing from commercial banks for total amount of $19.57 million.

In May 2016, the Company and related party creditors agreed to settle the amount due to related parties by transferring debt obligation to related party debtors and netting off the amount due from related parties for the amount of $13.32 million. Hence, the Company is released from debt obligation for total amount of $13.32 million.

Related parties involved in settlement are presented in the following table (in thousands of dollars):

	Note	May 2016
1. Loans receivable for settlement
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$2,755
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	10,568

Subtotal		$13,323

	Note	May 2016
2. Borrowing payable for settlement
Hebei Yinlong New Energy Co., Ltd	b	$7,662
Zhuhai Guangtong Auto Co., Ltd	c	5,661

Subtotal		$13,323

a. Zhuhai Yinlong New Energy Co., Ltd (“Zhuhai Yinlong”) is the majority shareholder company of Altair Nanotechnologies Inc.

b. Hebei Yinlong New Energy Co., Ltd (“Hebei Yinlong”) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Hebei Yinlong New Energy Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company.

c. Zhuhai Guangtong Auto Co., Ltd. (and its Handan Branch) is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Zhuhai Guangtong Auto Co., Ltd and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company.

d. Zhuhai Yinlong New Energy Co., Ltd indirectly holds 100% ownership of Shijiazhuang Zhongbo Auto Co., Ltd, hence Shijiazhuang Zhongbo Auto Co., Ltd and Altair Nanotechnologies Inc., are the companies commonly controlled by the same parent company.

e. Guangdong Yintong Investment Holdings Group Co., Ltd is owned by Wei Yinchang, chairman of the Company.
f. Mr. Sun Guohua is the Chief Executive Officer of the Company.
g. Mr. Wei Guohua is the Director of Board of the Company
h. Mr. Wei Yincang is the Chairman of the Company
i. Yintong Energy (“YTE”) is an affiliate of Hui Neng Investment Holding Limited (“Hui Neng”) formerly known as Canon Investment Holding, Ltd, (“Canon”). Hui Nening owns 57.5% of Zhuhai YinLong.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 15 –TAXATION

The Company’s U.S. entity had federal and state net operating loss carry forwards of $60.4 million and $1.9 million as of December 31, 2015, available to reduce future taxable income which will expire in various years through 2035. As of June 30, 2016 and December 31, 2015, the Company’s PRC subsidiaries had net operating loss carry forwards of $11.1 million and $14.3 million, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Capital Commitment – Production Plant

As discussed further in Note 8, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $312.81 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the land use rights, with initial construction occurring in 2013. The remaining commitment as June 30, 2016 is $236.91 million.

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

Capital Commitment- Fixed Assets

The Company has contractual obligations to vendors of machine and equipment related to future capital expenditures as of June 30, 2016. The Company's commitment for minimum payment under these contractual obligations as of June 30, 2016 is $34.11 million. From the contract, the Company noted that all of these contractual obligations would be fulfilled in 2016.

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

The total amounts for such employee benefits were $0.34 million and $0.38 million for the six month ended June 30, 2016 and 2015, respectively.

Litigation

The company is in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against certain current and former officers and directors of the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. As of the balance sheet date, the Company did not have reasonable estimation of settlement amount. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. The court entered an order preliminarily approving the settlement on August 22, 2016, and has scheduled a settlement hearing for January 9, 2017.  If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order. Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. As of the balance sheet date, the Company did not have reasonable estimation of settlement amount. In August 2016, the Company accrued $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 17 – SUBSEQUENT EVENTS

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

The table below sets forth line items from the Company’s unaudited consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Inc. (Dec.)	Percentage Inc. (Dec.)	2016	2015	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$9,699	$1,832	$7,867	429%	$17,246	$3,679	$13,567	369%

Cost of goods sold	5,843	1,263	4,580	363%	10,743	3,371	7,372	219%

Gross profit	3,856	569	3,287	578%	6,503	308	6,195	2011%

Operating expenses
Research and development	163	161	2	1%	320	372	(52)	-14%
Sales and marketing	29	242	(213)	-88%	84	376	(292)	-78%
General and administrative	3,207	2,273	934	41%	6,138	4,691	1,447	31%
Depreciation and amortization	262	410	(148)	-36%	560	816	(256)	-31%
Gain (loss) on disposal of assets	(3)	-	(3)	100%	(29)	-	29	100%
Total operating expenses	3,658	3,086	572	19%	7,073	6,255	818	13%
Gain (loss) from operations	198	(2,517)	2,715	-108%	(570)	(5,947)	5,377	-90%

Other income (expense)
Interest expense, net	(799)	(560)	(239)	43%	(1,564)	(1,596)	32	-2%
Change in fair value of warrants	-	(1)	1	-100%	-	5	(5)	-100%
Gain (loss) on foreign exchange	90	-	90	100%	90	(1)	91	-9100%
Other income - buses	6	9,538	(9,532)	-100%	11	9,538	9,527	-100%
Other expenses - buses	-	(11,819)	11,819	100%	-	(11,819)	11,819	100%
Other income (expense)	2,754	131	2,623	2002%	2,914	364	2,550	701%
Total other income (expense)	2,051	(2,711)	4,762	-176%	1,451	(3,509)	4,960	-141%

Net income (loss)	$2,249	$(5,228)	$7,477	-143%	$881	$(9,456)	$10,337	-109%

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Revenues: The consolidated revenues for the three months ended June 30, 2016 increased $7.87 million, or 429%, to $9.70 million from $1.83 million for the three months ended June 30, 2015. The increase was primarily due to $7.93 million increase in China which was caused by the increase in nLTO materials sales to related parties, offset by $0.06 million of decrease in revenue of the U.S. operations which was primarily due to reduced product sales during the three months ended June 30, 2016 compared to the same period in 2015.

Cost of goods sold: The consolidated costs of goods sold for the three months ended June 30, 2016 was $5.84 million, an increase of $4.58 million or 339% from $1.26 million for the three months ended June 30, 2015. The increase was primarily due to $4.35 million of increase in the China operations which is caused by increased product sales during the three months ended June 30, 2016 as compared to the same period in prior year.

Research and development: The consolidated research and development costs increased by $2 thousand, or 1%, to $0.16 million for the three months ended June 30, 2016 from $0.16 million for the three months ended June 30, 2015. The research and development expenses remained steady in the U.S. operations.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.21 million, or 88%, to $0.03 million for the three months ended June 30, 2016 from $0.24 million for the three months ended June 30, 2015. The decrease was mainly attributable to the decrease of $0.17 million in China operations caused by decrease in travel expenses by sales personnel during the three months ended June 30, 2016 compared to the same period in 2015, and the sales and marketing expense in the U.S. operations decreased by $0.04 million as U.S. no long has sales personnel beginning the second quarter of 2016.

General and administrative: The consolidated general and administrative expenses increased by $0.94 million, or 34%, to $3.21 million for the three months ended June 30, 2016 from $2.27 million for the three months ended June 30, 2015. The increase was attributable to the China operations which general and administrative expenses increased by $0.76 million due to due higher professional fees related to regulatory filings. The general and administrative expenses in the U.S. operations increased slightly by $0.18 million mainly due to professional fees.

Depreciation and amortization: Depreciation and amortization decreased by $0.15 million, or 36%, to $0.26 million from $0.41 million for the three months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to the portion of fixed assets which were fully depreciated and fixed assets sold in 2015.

(Gain) loss on disposal of fixed assets: Gain on disposal of fixed assets amounted to $3 thousand and nil for the three months ended June 30, 2016 and 2015, respectively. The Company received more proceeds on fixed assets sold during the three months ended June 30, 2016 and did not sell any fixed assets during the three months ended June 30, 2015.

Interest expense, net: Interest expense, net increased to $0.80 million for the three months ended June 30, 2016, from $0.56 million for the three months ended June 30, 2015, an increase of $0.24 million or 43%. The increase was mainly attributable to the China operations which interest expense increased by $0.26 million due to the new loans borrowed during the three months ended June 30, 2016. The interest expense in the U.S. operations decreased by $0.02 million due to lower loan balances.

Change in fair value of warrants: During the three months ended June 30, 2016 and 2015, we recorded nil and a loss of $1 thousand due to the change in the fair value for warrants outstanding, respectively.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency were a gain of $0.09 million and nil for the three months ended June 30, 2016 and 2015, respectively.

Other income - buses: Other income - buses decreased to $0.01 million from $9.54 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $9.53 million or 100%. The decrease was mainly due to no bus sales incurred and $0.01 million was amortization of financial guaranty premium during the three months ended June 30, 2016 on buses sold in prior periods as compared to 47 buses sold during the three months ended June 30, 2015.

Other expenses - buses: Other expenses - buses decreased to nil from $11.82 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $11.82 million or 100%. This was due to no bus sales during the three months ended June 30, 2016 and $2.03 million rebates paid to third party and the bus cost of 47 buses sold during the three months ended June 30, 2015.

Other income: Other income increased to $2.75 million for the three months ended June 30, 2016, from $0.13 million for the three months ended June 30, 2015, an increase of $2.62 million or 2,002% due to $2.61 million increase in China operations which is primarily caused by $2.90 million grant incentives recognized during the three months ended June 30, 2016.

Net income (loss): Net income (loss) changed by $7.48 million, or 143%, to a net income of $2.25 million for the three months ended June 30, 2016, from a net loss of $5.23 million for the three months ended June 30, 2015. The change from net loss to net income was driven by $3.29 million, or 578% increase in gross profit and an increase of $4.76 million, or 176% in total other income during the three months ended June 30, 2016 compared to the same period in 2015.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Revenues: The consolidated revenues for the six months ended June 30, 2016 increased $13.57 million, or 369%, to $17.25 million for the six months ended June 30, 2016 from $3.68 million for the six months ended June 30, 2015. The increase was primarily due to the operations in China which revenues increased by $14.38 million caused by an increase in sales of nLTO materials to related parties during the six months ended June 30, 2016 as compared to the same period in the prior year. The revenues of the U.S. operations decreased by $0.81 million due to decrease in product sales during the six months ended June 30, 2016 compared to the same period in 2015, as new development in product sales shifted to China.

Cost of goods sold: The consolidated costs of goods sold for the six months ended June 30, 2016 was $10.74 million, an increase of $7.37 million or 219% from $3.37 million for the six months ended June 30, 2015. The increase was primarily due to $7.88 million of increase in China operations attributed by increased product sales. The decrease of $0.51 million in the U.S. operations is due to decreased product sales during the six months ended June 30, 2016 compared to the same period in 2015.

Research and development: The consolidated research and development costs decreased by $0.05 million, or 14%, to $0.32 million for the six months ended June 30, 2016 from $0.37 million for the six months ended June 30, 2015. The decrease was related mainly to lower headcount in the U.S.

Sales and marketing: Sales and marketing expenses decreased by $0.30 million, or 78%, to $0.08 million for the six months ended June 30, 2016 from $0.38 million for the six months ended June 30, 2015. The decrease was mainly attributable to the China operations which sales and marketing expenses decreased by $0.22 million. The decrease was primarily due to decreased traveling expenses by sales personnel during the six months ended June 30, 2015. The sales and marketing expenses in the U.S. operation’s decreased by $0.08 million as the U.S. no longer has sales personnel beginning the second quarter of 2016.

General and administrative: The consolidated general and administrative expenses increased by $1.45 million, or 31%, to $6.14 million for the six months ended June 30, 2016 from $4.69 million for the six months ended June 30, 2015. The increase was attributable to the China operations which general and administrative expenses increased by $1.41 million due to higher professional fees related to regulatory filings during the six months ended June 30, 2016 compared to the same period in 2015. The general and administrative expenses in the U.S. operations increased by $0.04 million mainly due to professional fees during the six months ended June 30, 2016 compared to the same period in 2015.

Depreciation and amortization: Depreciation and amortization decreased by $0.26 million, or 31%, to $0.56 million for the six months ended June 30, 2016, from $0.82 million for the six months ended June 30, 2015. The decrease was primarily related to the portion of fixed assets were fully depreciated and fixed assets sold in 2015.

(Gain) loss on disposal of fixed assets: Gain on disposal of fixed assets increased by $0.03 million, or 100%, to $0.03 million from nil for the six months ended June 30, 2016 and 2015, respectively. The Company received more proceeds on the fixed assets sold during the six months ended June 30, 2016 and did not sell any fixed assets during the six months ended June 30, 2015.

Interest expense, net: Interest expense, net decreased to $1.56 million for the six months ended June 30, 2016, from $1.60 million for the six months ended June 30, 2015, a decrease of $0.04 million or 2%. The decrease was mainly attributable to the U.S. operations which interest expense decreased by $0.05 million due to lower loan balances during the six months ended June 30, 2016 compared to the same period in 2015.

Change in fair value of warrants: During the six months ended June 30, 2016 and 2015, we recorded nil and a gain of $5 thousand, respectively, due to the change in the fair value of warrants outstanding that we previously issued.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a gain of $90 thousand for the six months ended June 30, 2016 compared to a loss of $1 thousand for the six months ended June 30, 2015.

Other income - buses: Other income - buses decreased to an income of $0.01 million from $9.54 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $9.53 million or 100%. The decrease was mainly due to no bus sales incurred and $0.01 million was amortization of financial guaranty during the six months ended June 30, 2016 on buses sold in prior periods as compared to 47 buses sold during the same period in 2015.

Other expenses - buses: Other expenses - buses decreased to nil from $11.82 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $11.82 million or 100%. This was due to the no bus sales recognized during the six months ended June 30, 2016 compared to $3.21 million rebates paid to a third party and the bus cost of 47 buses sold in same period in 2015.

Other income: Other income increased by $2.55 million to $2.91 million for the six months ended June 30, 2016, from $0.36 million for the six months ended June 30, 2015. The increase is primarily due to $2.62 million increase in China operations which is caused by $2.90 million grant incentives recognized during the six months ended June 30, 2016.

Net income (loss): Net income (loss) changed by $10.34 million, or 109%, to a net income of $0.88 million for the six months ended June 30, 2016 from a net loss of $9.46 million for the six months ended June 30, 2015. The change from net loss to net income was driven by $6.20 million, or 2,011% increase in gross profit and $4.96 million, or 141% increase in total other income (expenses) during the six months ended June 30, 2016 compared to same period in 2015.

Liquidity and Capital Resources

Our working (deficit) capital is as follows (In thousands of dollars):

	As of June 30, 2016	As of December 31, 2015
Current Assets	$53,882	$63,102
Current Liabilities	(112,043)	(110,948)
Net Working Deficit	$(58,161)	$(47,846)

At June 30, 2016, we had a working deficit of $58.16 million compared to working deficit of $47.85 million at December 31, 2015. The decrease was primarily related to a decline in our current assets of $9.22 million attributable mainly to $12.94 million decrease in amounts due from related parties, and increase in current liabilities of $1.10 million attributable mainly to $3.09 million increase in amounts due to related parties.

A summary of our cash flow activities is as follows (In thousands of dollars):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net cash provided by (used in) Operating Activities	$(2,491)	$19,660
Net cash used in Investing Activities	(15,083)	(10,230)
Net cash provided by (used in) Financing Activities	16,400	(7,823)
Effect of exchange rate changes on cash and cash equivalents	(448)	(42)
Increase (Decrease) in Cash during the period	(1,622)	1,565
Cash, Beginning of Period	2,088	1,001
Cash, End of Period	$466	$2,566

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Net cash used by operating activities was $2.49 million for the six months ended June 30, 2016 as compared to a net provide of cash of $19.66 million for the six months ended June 30, 2015. The net decrease in cash from operations resulted from a change of $1.45 million in amount due to related parties and $0.90 change in prepaid expenses and other current assets during the six months ended June 30, 2016 as the other receivables related to bus sales was collected in 2015.

Net cash used in investing was $15.08 million for the six months ended June 30, 2016 as compared to $10.23 million for the six months ended June 30, 2015. Cash used in investing activities was driven by our purchases of production equipment and construction of production facilities, somewhat offset by the repayment from related parties in China during the six months ended June 30, 2016.

Net cash provided by financing activities was $16.40 million for the six months ended June 30, 2016 as compared to a net use of cash of $7.82 million for the six months ending June 30, 2015. The increase in cash from financing activities primarily related to net proceeds and repayments from notes payable and notes payable to related parties.

Going Concern

We incurred a net income of $0.89 million for six months ended June 30, 2016, and we had an accumulated deficit of $271.61 million and a negative working capital of $58.16 million as of June 30, 2015. In addition, we have $67.60 million of debt coming due in the next 12 months and the Company anticipates to continue to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The company financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Capital Commitment- Fixed Assets

The Company has contractual obligations to suppliers of machine and equipment related to future capital expenditures as of June 30, 2016. The Company's commitment for minimum payment under these contractual obligations as of June 30, 2016 is $34.21 million. From the contract, the Company noted that all of these contractual obligations would be fulfilled in 2016.

Debt

As of June 30, 2016, we are required to pay principal amounts of $67.60 million within next year and the remainder of $6.40 million payable in two years.

Capital Commitment – Production Plant

As discussed further in Note 8, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $312.81 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. As of June 30, 2016, the remaining commitment is $236.91 million.

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

Item 4.     Controls and Procedure

Disclosure Controls and Procedures.  Based on an evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2016 and December 31, 2015 which is the end of the interim quarter and annual periods covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(d-e) of the Securities Exchange Act of 1934, as amended) are not effective and there is as of such dates a material weakness in our disclosure controls and procedures. This material weakness is rooted in the material weakness in internal control over financial reporting, as a result of which we were late, and prior to this Quarterly Report, have not filed any required periodic reports since 2013.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to previously reported legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position, there were no material developments during the quarter ended June 30, 2016 except as follows:

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

Item 4. Mine Safety Disclosures

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