Form 10-Q
period 2016-09-30
ALTAIR NANOTECHNOLOGIES INC
filed 2016-11-16
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

ALTAIR NANOTECHNOLOGIES INC.

FORM 10-Q

For The Quarter Ended September 30, 2016

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	QUARTERLY FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Expressed in thousands of United States Dollars, except shares and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,043	$2,088
Restricted cash	475	231
Short-term investment	-	25,410
Accounts receivable, net	860	523
Amount due from related parties	1	15,923
Notes receivable	-	74
Product inventories, net	17,311	7,671
Prepaid expenses and other current assets	13,551	7,728
Deferred contract costs	-	3,454
Total current assets	36,241	63,102
Prepaid expenses, non-current	1,688	3,792
Property, plant and equipment, net	67,562	36,395
Patents, net	-	47
Other non-current asset	3,395	4,138
Land use right, net	25,561	26,685
Total Assets	$134,447	$134,159
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$18,014	$7,107
Amount due to related parties	66,393	25,459
Accrued salaries and benefits	1,821	1,914
Accrued warranty	87	168
Accrued liabilities	1,296	1,169
Deferred revenues and customer deposit	228	3,776
Deferred income - Grant Incentives	558	551
Warrant liabilities	-	1
Capital lease obligation	345	-
Current portion of long term note payable	7,251	25,564
Other current liabilities	277	266
Short term note payable	850	44,973
Total current liabilities	97,120	110,948
Long term note payable	14,356	6,622
Other non-current liabilities	3,260	3,565
Deferred income - Grant Incentives - non-current	25,683	26,192
Capital lease obligation - non-current	8,828	-
Total Liabilities	149,247	147,327
Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at September 30, 2016 and December 31, 2015	12	12
Additional paid in capital	259,121	259,102
Accumulated deficit	(273,953)	(272,495)
Accumulated other comprehensive income	20	213
Total stockholders' deficit	(14,800)	(13,168)
Total Liabilities and Stockholders' Deficit	$134,447	$134,159

See notes to unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Product sales	$6,874	$876	$8,293	$3,005
Product sales –Related Party	8,941	703	24,485	2,013
License fees	100	100	300	232
Commercial collaborations	-	29	83	137
Total revenues	15,915	1,708	33,161	5,387
Cost of goods sold
Product costs	6,585	840	7,573	2,289
Cost to related party sales	6,633	641	16,388	2,563
Total cost of goods sold	13,218	1,481	23,961	4,852
Gross Profit	2,697	227	9,200	535
Operating expenses
Research and development	182	218	502	590
Sales and marketing	40	294	124	670
General and administrative	3,696	3,064	9,834	7,755
Depreciation and amortization	265	370	825	1,186
Loss (gain) on disposal of assets	-	-	(29)	-
Total operating expenses	4,183	3,946	11,256	10,201
Loss from operations	(1,486)	(3,719)	(2,056)	(9,666)
Other (expense) income
Interest expense, net	(988)	(290)	(2,552)	(1,886)
Change in market value of warrants	1	-	1	5
Gain (loss) on foreign exchange	(2)	1	88	-
Other income -buses	5	1,981	16	11,519
Other expense - buses	-	(1,847)	-	(13,666)
Other income	131	131	3,045	495
Total other (expense) income	(853)	(24)	598	(3,533)

Net Loss	(2,339)	(3,743)	(1,458)	(13,199)
Other Comprehensive Income
Foreign Currency Translation Adjustments	3	(482)	(193)	(363)
Comprehensive Loss	$(2,336)	$(4,225)	$(1,651)	$(13,562)

Loss per common share - basic and diluted	$(0.20)	$(0.32)	$(0.13)	$(1.14)
Weighted average shares - basic and diluted	11,606,735	11,606,735	11,606,735	11,606,735

See notes to unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,458)	$(13,199)
Adjustment to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities
Depreciation and amortization	825	1,186
Accretion	13	(111)
Share-based compensation	-	69
Changes in other receivable reserves	-	(6,081)
Change in fair value of warrants	(1)	(5)
Change in inventory reserves	47	-
Changes in Operating Assets and Liabilities
Accounts receivable, net	(263)	(140)
Product inventories, net	(9,687)	(3,059)
Prepaid expenses and other current assets	(4,509)	26,603
Deferred contract costs	3,454	(877)
Trade accounts payable	14,048	(2,732)
Accrued salaries and benefits	(93)	344
Accrued warranty	(81)	75
Accrued liabilities	127	62
Deferred revenue and customer deposit	(3,548)	(1,116)
Deferred income - Grant Incentive	(502)	(589)
Other liabilities	(547)	3,443
Amounts due from related parties	2,324	19,739
Amounts due to related parties	14,012	5,993
Other non-current asset	1,157	(3,636)
Net Cash Provided by Operating Activities	15,318	25,969
CASH FLOWS FROM INVESTING ACTIVITIES
Placement of term deposit	-	(20,238)
Maturity of term deposit	25,080	-
Purchase of property, plant and equipment	(24,748)	(10,739)
Purchase of land use right	-	(2,001)
Repayment from related parties	275	468
Net Cash Provided by (Used in) Investing Activities	607	(32,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	-	347
Proceeds from trade acceptance	685	5,293
Repayment of trade acceptance	(5,072)	-
Proceeds from notes payable including sale lease-back financing	20,181	38,776
Repayment of note payable	(69,327)	(22,800)
Proceeds (repayment) of related party notes	40,245	(3,310)
Net Cash Provided by (Used in) Financing Activities	(13,288)	18,306
Effect of exchange rate changes on cash and cash equivalents	(682)	(1,692)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,955	10,073
CASH AND CASH EQUIVALENTS, beginning of period	$2,088	$1,001
CASH AND CASH EQUIVALENTS, end of period	$4,043	$11,074
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	4,185	3,957
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$9,173	$-
Related parties debt settlement	$13,323	$-

See notes to unaudited condensed consolidated financial statements

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The interim condensed consolidated financial statements of Altair Nanotechnologies Inc. and its subsidiaries (the “Company”) are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q (this “Report”) should be read in conjunction with the Company’s Comprehensive Report on Form 10-K for the years ended December 31, 2015, which includes all disclosures required by GAAP.

Going Concern

The Company anticipates to continue to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The company condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 2 – Restricted Cash

As of September 30, 2016 and December 31, 2015, cash of $0.23 million and $0.23 million are restricted as performance guarantee for China State Grid Project, respectively.

As of September 30, 2016 and December 31, 2015, cash of $0.25 million and $nil are restricted as settlement fee for legal counselling, respectively.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding warrants recorded as recurring liabilities in the consolidated balance sheet were recorded using level 3 inputs based on a Monte Carlo option simulation model, which uses prevailing interest rates, Company’s stock price volatility and expected warrant term. Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for the quarter ended September 30, 2016 and the year ended December 31, 2015, respectively. The change in the fair value of the warrants are recorded in Other (expense) income for each of the periods presented.

During the years ended December 31, 2014 and 2015, the Company has entered into several agreements to provide financial guarantees in relation to the EV Bus sales (See Note 4). The Company engaged a third party valuation expert to determine the fair value of the financial guarantees. Fair value (level 3) of the financial guarantee at September 30, 2016 and December 31, 2015 amounted to $nil and $0.21 million, respectively.

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

No EV Buses were sold during the nine months ended September 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 5 – PRODUCT Inventories

Inventory relates to the production of battery systems targeted at the electric grid, transportation, and industrial markets, which consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015
Raw materials	$2,603	$2,800
Work in process	3,426	1,041
Finished goods	11,282	3,830
Total product inventories	$17,311	$7,671

The Company recorded reserve for inventories of $0.05 million as of September 30, 2016 and $0.13 million as of December 31, 2015, respectively.

Note 6 – PREPAID expenses AND oTHER Assets

Prepaid expenses and other current and non-current assets consist of the following (in thousands of dollar):

	September 30, 2016	December 31, 2015

Prepaid inventory purchases	$444	$623
Prepaid Service Fee	2,272	1,016
Prepaid VAT	7,779	3,207
Current portion of long term receivable	1,500	1,603
Electric bus for resale (Note 4)	128	132
Other receivable – EV Bus (Note 4)	426	437
Other receivable – lease deposit	-	-
Deposits	23	97
Prepaid insurance	180	221
Others	799	392
Total prepaid expenses and other current assets	$13,551	$7,728

Prepaid equipment purchases, non-current	$1,688	$3,792
Refundable security deposit (Note 4)	2,429	4,138
Sale leaseback deposit (Note 12)	750	-
Capital lease deposit (Note 7)	216	-
Total Other assets, non-current	$3,395	$4,138

Other receivable - EV Bus consists of amount due from Wu’an for the EV Buses sold in prior periods.

The following lists the components of the net present value of long term receivable (refundable security deposit): (In thousands of dollars)

	September 30, 2016	December 31, 2015

Gross long term receivable	$5,972	$8,243
Less: unearned interest income	(2,043)	(2,502)
Net present value of long term receivable	3,929	5,741
Less: Current portion of long term receivable	(1,500)	(1,603)
Net present value of long term receivable, net of current portion	$2,429	$4,138

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Future collections of long-term receivable (refundable security deposit) as of September 30, 2016 (In thousands of dollars):

	Year Ended December 31,
	Remaining of 2016	2017	2018	2019	2020	After 2020	Total
Net long term receivable	$-	$1,871	$-	$144	$1,497	$2,460	$5,972
Less: unearned interest income	(98)	(333)	(258)	(282)	(231)	(841)	(2,043)
Net present value of long term receivable	$(98)	$1,538	$(258)	$(138)	$1,266	$1,619	$3,929

Other receivable consist of due from a third party bus company, which were incurred when the Company agreed to resell the EV Buses to the third party bus company.

Prepaid equipment purchase consists of other costs related to the Company’s China operations, which will be transferred to property, plant and equipment once such assets are placed in service.

Deferred contract costs were incurred, under the completed contract method, for multiple large scale projects for which revenue has not been recognized. The balances of deferred contract costs are $nil and $3.45 million as of September 30, 2016 and December 31, 2015 respectively.

Patents

Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives and is summarized as follows (in thousands of dollars):

	September 30, 2016	December 31,2015
Patents	$1,366	$1,366
Less accumulated amortization	(1,366)	(1,319)
Total patents	$-	$47

During the nine months ended September 30, 2016 and 2015, amortization expense relating to patents is approximately $0.06 million and $0.06 million, respectively. During the three months ended September 30, 2016 and 2015, amortization expense relating to patents is approximately $0.02 million and $0.02 million, respectively.

NOTE 7 – CAPTIAL LEASES OBLIGATION

On August 8, 2016, the Company entered into a financing arrangement with a third party to purchase machinery and equipment utilized in production and then lease the assets to the Company. The lease term is initially for five years and contingent upon the occurrence of certain events, the lessor has the rights to (i) reduce the lease term from five years to three years or (ii) upon default by the Company, the lessor has the right to convert the remaining balance owed under the financing arrangement into the equity of the Company. As of September 30, 2016, the Company assessed the probability of the occurrence of the event to be remote and hence had no impact on the lease accounting.

In connection with the financing arrangement, the Company pledged the leased equipment as collateral to the lessor and the following related parties individually entered into a guaranty contract with the lessor to provide joint liability guarantee for the lease payments :.

1.	Zhuhai Yinlong New Energy Co., Ltd,
2.	Shijiazhuang Zhongbo Auto Co., Ltd,
3.	Hebei Yinlong New Energy Co.,

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

The following lists the components of the net present value of capital leases obligation: (In thousands of dollars)

	September 30, 2016	December 31, 2015

Gross capital lease obligation	11,886	-
Less: Discount on capital lease obligation	(2,713)	-
Net present value of capital lease obligation	9,173	-
Less: Current portion of capital lease obligation	(345)	-
Net present value of capital lease obligation, net of current portion	8,828	-

As of September 30, 2016, the aggregate effective rate on amortized discount on capital lease obligation is in the range of 9.68% to 10.19% per annum.

Capital lease was commenced at the end of September and no amortization for discount on capital lease obligation incurred.

The present value of the net minimum payments on capital leases as of September 30, 2016 is as follows:

(In thousands of dollars)

	2016	2017	2018	2019	2020	Thereafter 2020	Total

Total minimum lease payments	-	1,189	2,377	2,971	2,971	2,377	11,885
Less: Discount on capital lease obligation	(213)	(836)	(741)	(538)	(298)	(86)	(2,712)
Net present value of capital lease obligation	(213)	353	1,636	2,433	2,673	2,291	9,173

Note 8 – PROPERTY, Plant and Equipment

Property, plant and equipment in operations consist of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015

Machinery and equipment	$37,531	$11,049
Building and improvements	16,419	13,498
Furniture, office equipment & other	1,719	1,844
Leased assets	16,473	1,682
	72,142	28,073
Less: accumulated depreciation	(11,572)	(12,864)
Subtotal	60,570	15,209
Add: construction in process	6,992	21,186
Total property, plant and equipment	$67,562	$36,395

Depreciation expense for the three months ended September 30, 2016 and 2015, the nine months ended September 30, 2016 and 2015, were approximately $0.11 million, $0.21 million, $0.35 million, and $0.72 million, respectively. Capital leased assets were commenced at the end of September and no depreciation for capital leased asset incurred.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Note 9 – LAND Use Right

The following summarizes Land Use Rights for the following periods (in thousands of dollars):

	September 30, 2016	December 31, 2015
Land use right	$27,370	$28,119
Less accumulated amortization	(1,809)	(1,434)
Total land use right, net	$25,561	$26,685

The following summarizes the carrying amount pledged (in thousands of dollars):

	September 30, 2016	December 31, 2015
Pledged for bank loan	$-	$20,222
Pledged for guarantee provided to related party	6,194	3,671
Total	$6,194	$23,893

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense for the three months ended September 30, 2016 and 2015, the nine months ended September 30, 2016 and 2015 were approximately $0.14 million, $0.14 million, $0.42 million, and $0.41 million, respectively.

NOTE 10 – ACCRUED WARRANTY

Accrued warranty consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015
Beginning Balance	$168	$173
Charges for accruals in the current period	91	265
Reductions for warranty services provided	(172)	(270)
Ending Balance	$87	$168

NOTE 11 – GRANT INCENTIVES

In conjunction with the Land Use Rights obtained by Northern Altair (Note 9), Northern Altair applied for and received various incentives and grants from the Wu’an China Government. Such grants and incentives are required to be used to support the construction of planned facilities in Wu’an China and the purchase of related manufacturing equipment. Grant amounts received are included in the balance sheet as deferred income and are recognized as income over the useful life of the related assets upon placing such assets into service. The following summarizes grant incentives (in thousands of dollars):

	September 30, 2016	December 31, 2015
Beginning balance	$26,743	$25,505
Grants received in the current period	671	3,216
Foreign currency exchange reserve	(714)	(1,429)
Grants recognized in other income during the current period	(459)	(549)
Ending balance	$26,241	$26,743
Less: current portion of deferred income – grant incentive	(558)	(551)
Deferred income – grant incentive - non current	25,683	26,192

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 12 – NOTES PAYABLE

Note payable is consisted of trade acceptance, and bank loans and sale-leaseback financing as discussed below:

Trade Acceptance

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances are secured by certificate of deposit in the bank for the amount of $5.39 million as of December 31, 2015. The balance of trade acceptances included in notes payable were $nil million as of September 30, 2016 and $4.45 million as of December 31, 2015, respectively.

Short Term Bank Loans (in thousands of dollars)

	September 30, 2016	December 31, 2015
Weighted average interest rate	5.65%		7.06%
Maturities	December 2016	May 2016	to	September 2016

Balance	$850		$40,528

Weighted average balance	$40,776		$20,502

Long Term Bank Loans (in thousands of dollars)

	September 30, 2016	December 31, 2015
Weighted average interest rate	10.93%		11.03%
Maturities	September 2017	September 2016	to	September 2017

Balance	$6,746		$32,186
Less: current maturities	(6,746)		(25,564)
Balance, net	$-		$6,622

Weighted average balance	$25,759		$33,015

Failed Sale- Leaseback - Financing Obligation (in thousands of dollars)

On July 26, 2016, the Company entered into a contract with a third party to sell the 55 pieces of equipment currently in use to the third party and simultaneously leased it back. The Company regains the ownership of the assets at the end of the lease term and the Company also retained all risks of damages to the assets and continued to manage, control, administrate, and operate the assets. These rights and obligations constitute continuing involvement, which results in a failed sale-leaseback (financing) accounting. Under failed sale-leaseback accounting, the Company is deemed owner of the assets and the transaction was recorded as a financing arrangement.

In connection with the financing arrangement, the Company pledged the 55 pieces of equipment with carrying amount to $14.05 million as of September 30, 2016 as collateral to the lessor and the following related parties individually entered into a guaranty contract with the lessor to provide joint liability guarantee for the payments under the financing arrangement:

1.	Zhuhai Yinlong New Energy Co., Ltd,
2.	Zhuhai Guangtong Auto Co., Ltd,
3.	Shijiazhuang Zhongbo Auto Co., Ltd,
4.	Hebei Yinlong New Energy Co.,

The following lists the components of the net present value of financing obligation:

	September 30, 2016	December 31, 2015
Gross leaseback payments	$17,643	$-
Less: Discount on leaseback payments	(2,782)	-
Net present value of leaseback payments	14,861	-
Less: Current portion of leaseback payments	(505)	-
Net present value of leaseback payments, net of current portion	$14,356	$-

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

As of September 30, 2016, the aggregate effective interest rate on failed sales leaseback (financing) is approximately 7.13% per annum.

The present value of the net minimum payments on sales leaseback (financing) as of September 30, 216 is as follows

(in thousands of dollars):

	2016	2017	2018	2019	2020	Thereafter 2020	Total

Total minimum lease payments	$-	$1,521	$4,735	$6,555	$2,641	$2,192	$17,644
Less: Discount on sales leaseback	(257)	(1,006)	(823)	(451)	(202)	(44)	(2,783)
Net present value of sales leaseback	$(257)	$515	$3,912	$6,104	$2,439	$2,148	$14,861

Interest expense for the three months ended September 30, 2016 and 2015, the nine months ended September 30, 2016 and 2015 were approximately $0.99 million, $0.29 million, $2.55 million, and $1.89 million, respectively.

NOTE 13 – WARRANTS

Warrants Issued to Investors

The fair value of the warrants was determined using the Monte Carlo simulation model and the following weighted average assumptions were used:

2011 Warrant
	September 30, 2016	December 31, 2015
Stock Price	0.08	0.08
Exercise Price	-	15.36
Expected Volatility	-	88%
Expected Dividend Yield	-	None
Expected Term (in years)	-	0.8
Risk-free Interest Rate	0.57%	0.57%

	2016
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1,	412,779	14.93
Expired	(412,779)	-
Outstanding at September 30,	-	-
Currently exercisable	-	-

Based on the valuation model used by the Company, the value of the warrant liability was determined to be $nil for year ended 2015 and $nil for nine month ended September 30, 2016. The change in the fair value of the warrants were recorded in Other (expense) income for each of the periods presented in the Company’s condensed consolidated statements of operations. The warrants expire on various dates through September 2016.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

NOTE 14 – GEOGRAPHIC INFORMATION AND CONCENTRATION

Beginning September 30, 2013, Chief Operating Decision Maker decided to combine both segments into the PEG segment because resource allocation and performance assessment would be concentrated as one operating level and the Company started to manage its business primarily on a geographic basis.

Sales to customers which accounted for more than 10% of Revenues:

Customers	Percentage of Total Revenue
Three months ended September 30, 2016:
Hebei Yinlong New Energy Co., Ltd, a related party	49%
Hawaii Natural Energy Inst.	23%
Nine months ended September 30, 2016:
Hebei Yinlong New Energy Co., Ltd, a related party	62%
Zhuhai Yinlong New Energy Co., Ltd, a related party	12%
Hawaii Natural Energy Inst.	11%
Three months ended September 30, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	31%
Hybricon	26%
Cargotec Finland Oy	12%
Nine months ended September 30, 2015:
Hebei Yinlong New Energy Co., Ltd, a related party	28%
Nano power a.s	15%
Hybricon	14%
Cargotec Finland Oy	11%

Sales to customers which accounted for more than 10% of Accounts Receivable:

Customers	Percentage of Total Accounts Receivable
September 30, 2016:
Isoloader Australia Pty Ltd	55%
Nano power a.s	36%
December 31, 2015:
Maui Electric Company, Ltd.	47%
Hybricon	33%

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Revenues for the three-month ended September 30, 2016, and 2015 by geographic area based on location of customers were as follows (in thousands of dollars):

	Three Months ended
Country	September 30, 2016	September 30, 2015
Belgium	$-	$95
China	8,991	703
Czech Republic	444	8
Denmark	-	-
Finland	904	204
Spain	-	15
Sweden	-	446
U.S.A	5,576	163
United Kingdom	-	74
Grand Total	$15,915	$1,708

	Nine Months ended
Country	September 30, 2016	September 30, 2015
Belgium	$263	$403
China	24,553	2,011
Czech Republic	602	811
Denmark	-	2
Finland	1,617	578
Spain	8	74
Sweden	143	747
U.S.A	5,975	644
United Kingdom	-	117
Grand Total	$33,161	$5,387

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (in thousands of dollars):

Country	September 30, 2016	December 31, 2015
United States	$1,909	$1,867
China	96,297	69,190
Total	$98,206	$71,057

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	Three months ended		Nine months ended
	September 30		September 30
	2016	2015	2016	2015
United States	$5,577	$1,006	$7,138	$3,375
China	10,338	702	26,023	2,012
Total	$15,915	$1,708	$33,161	$5,387

NOTE 15 – RELATED PARTY BALANCES AND TRANSACTIONS

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

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

              During the periods presented, the details of the related party balances were as follows (in thousands of dollars):

a. Balance

	Note	September 30, 2016	December 31, 2015
1. Accounts receivable
Zhuhai Yinlong New Energy Co., Ltd	a	-	203

During the periods presented, the Company sold products to the related party (listed above), mainly engaged in businesses of technological development of new energy related fields, production and selling of lithium-ion power batteries and energy storage batteries.

	Note	September 30, 2016	December 31, 2015
2. Other receivable
Zhuhai Yinlong New Energy Co., Ltd	a	$-	$308
Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	1	274
Subtotal		$1	$582

During the periods presented, the Company would receive refund from Zhuhai Yinlong due to prior prepayment of purchase orders which have been canceled.

During the periods presented, the Company paid operation expense on behalf of Zhuhai Guangtong Auto.

	Note	September 30, 2016	December 31, 2015
3. Note receivable
Hebei Yinlong New Energy Co., Ltd	b	$-	$1,540

Related Party (listed above) issued trade acceptances to the Company. Trade acceptances are presented to the Company as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

	Note	September 30, 2016	December 31, 2015
4. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$-	$2,772
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	-	10,826
Subtotal		$-	$13,598

During the periods presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand

Total Amount due from related parties	$1	$15,923

	Note	September 30, 2016	December 31, 2015
1. Trade accounts payable and other payable
Hebei Yinlong New Energy Co., Ltd	b	$708	$3
Zhuhai Guangtong Auto Co., Ltd	c	658	676
Subtotal		$1,366	$679

During the periods presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Guangtong Auto.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

	Note	September 30, 2016	December 31, 2015
2. Sales deposit received in advance
Hebei Yinlong New Energy Co., Ltd	b	$5,887	$1,426
Zhuhai Yinlong New Energy Co., Ltd	a	8,864	-
		14,751	1,426

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in production and selling of lithium-ion power batteries and energy storage batteries. The Company received deposit in advance to the sales.

	Note	September 30, 2016	December 31, 2015
3. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	b	$40,184	$14,033
Zhuhai Yinlong New Energy Co., Ltd	a	1,188	1,529
Zhuhai Guangtong Auto Co., Ltd	c	-	5,698
Shijiazhuang Zhongbo Auto Co., Ltd	d	8,904	2,094
Subtotal		$50,276	$23,354

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

Total Amount due to related parties	$66,393	$25,459

b. Transaction		Three months ended
1a. Sales	Note	September 30, 2016	September 30, 2015
Hebei Yinlong New Energy Co., Ltd	b	$7,841	$538
Zhuhai Yinlong New Energy Co., Ltd	a	1,100	165
Subtotal		$8,941	$703

		Nine months ended
	Note	September 30, 2016	September 30, 2015
1b. Sales
Hebei Yinlong New Energy Co., Ltd	b	$20,613	$1,497
Zhuhai Yinlong New Energy Co., Ltd	a	3,872	516
Subtotal		$24,485	$2,013

During the periods presented, the Company sold products to related parties (listed above), mainly engaged in production and selling of lithium-ion power batteries and energy storage batteries.

		Three months ended
2a. Purchase	Note	September 30, 2016	September 30, 2015
Hebei Yinlong New Energy Co., Ltd	b	$718	$3
Zhuhai Yinlong New Energy Co., Ltd	a	-	(1)
Zhuhai Guangtong Auto Co., Ltd	c	-	(53)
Subtotal		$718	$(51)

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

		Nine months ended
	Note	September 30, 2016	September 30, 2015
2b. Purchase
Hebei Yinlong New Energy Co., Ltd	b	$718	$3
Zhuhai Yinlong New Energy Co., Ltd	a	-	156
Zhuhai Guangtong Auto Co., Ltd	c	-	7,256
Subtotal		$718	$7,415

During the periods presented, the Company purchased from related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric bus from Zhuhai Yinlong New Energy and Zhuhai Guangtong Auto.

		Three months ended
3. Borrowing from related party	Note	September 30, 2016	September 30, 2015
Hebei Yinlong New Energy Co., Ltd	b	$57,821	$12,769
Zhuhai Yinlong New Energy Co., Ltd	a	-	1,091
Shijiazhuang Zhongbo Auto Co., Ltd	d	(41)	-
Subtotal		$57,780	$13,860

		Nine months ended
	Note	September 30, 2016	September 30, 2015
3. Borrowing from related party
Hebei Yinlong New Energy Co., Ltd	b	$94,058	$21,203
Zhuhai Yinlong New Energy Co., Ltd	a	459	29,293
Shijiazhuang Zhongbo Auto Co., Ltd	d	6,962	-
Subtotal		$101,479	$50,496

During the periods presented, the Company issued the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

As of September 30, 2016, the Company used the Land Use Right as pledge for the carrying amount of $6.19 and provided guarantee to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks. (Note 9)

In May 2016, the Company and related party creditors agreed to settle the amount due to related parties by transferring debt obligation to related party debtors and netting off the amount due from related parties for the amount of $13.32 million. Hence, the Company is released from debt obligation for total amount of $13.32 million.

Related parties involved in settlement are presented in the following table (in thousands of dollars):

	Note	May 2016
1. Loans receivable for settlement
Guangdong Yintong Investment Holdings Group Co., Ltd	e	$2,755
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	10,568

Subtotal		$13,323

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

	Note	May 2016
2. Borrowing payable for settlement
Hebei Yinlong New Energy Co., Ltd	b	$7,662
Zhuhai Guangtong Auto Co., Ltd	c	5,661

Subtotal		$13,323

a. Zhuhai Yinlong New Energy Co., Ltd (“Zhuhai Yinlong”) is the parent company of Altair Nanotechnologies Inc.

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

e. Guangdong Yintong Investment Holdings Group Co., Ltd is owned by Wei Yinchang, chairman of the Company.
f. Mr. Sun Guohua is the Chief Executive Officer of the Company.
g. Mr. Wei Guohua is the Director of Board of the Company
h. Mr. Wei Yincang is the Chairman of the Company
i. Yintong Energy (“YTE”) is an affiliate of Hui Neng Investment Holding Limited (“Hui Neng”) formerly known as Canon Investment Holding, Ltd, (“Canon”). Hui Neng owns 57.5% of Zhuhai YinLong.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Fixed Assets

As discussed further in Note 9, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $314.85 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. The remaining commitment as of September 30, 2016 is $230.11 million.

Lease

The Company leased a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems.  The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under this lease is $0.26 million plus IT fees, utilities and maintenance. Effective May 1, 2016, the Company agreed to pay $0.14 million as a payment to terminate the lease effective by the end of May 2016. Use of the facility has been agreed upon until a new tenant is found. The landlord will give the Company thirty days notice at their discretion to vacate the premises. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

The Company also finances the purchase of certain equipment under capital lease arrangements.

Capital Commitment- Fixed Assets

The Company has contractual obligations to vendors of machine and equipment related to future capital expenditures as of September 30, 2015. The Company's commitment for minimum payment under these contractual obligations as of September 30, 2016 is $18.60 million. From the contract, the Company noted that all of these contractual obligations would be fulfilled in 2016 and 2017. The Company's commitment for minimum payment under these contractual obligations as of September 30, 2016 is as follow:

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

Minimum future commitments under capital agreements payable (in thousands of dollars):

Capital commitments
USD
Three months ended December 31, 2016	15,867
Year ended December 31, 2017	2,731
Total	18,598

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

The total amounts for such employee benefits were $0.57 million and $0.63 million for the nine months ended September 30, 2016 and 2015, respectively.

Litigation

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

NOTE 17 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of this condensed consolidated financial statements report and has not identified events with material financial impact on the Group’s condensed consolidated financial statements.

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

In 2014, in order to further cut the cost of our products, improve product chain management efficiencies, and effectively serve the large market in China, we built two battery module production lines with an expected total capacity of approximately 6,000 modules per year. In the first quarter of 2016, we transferred the U.S. module production line to China. We are expecting the three battery module production lines to reach an estimated total capacity of 9,000 modules per year by the end of 2016.

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

The table below sets forth line items from the Company’s unaudited condensed consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Inc. (Dec.)	Percentage Inc. (Dec.)	2016	2015	Inc. (Dec.)	Percentage Inc. (Dec.)

Revenues	$15,915	$1,708	$14,207	832%	$33,161	$5,387	$27,774	516%

Cost of goods sold	13,218	1,481	11,737	793%	23,961	4,852	19,109	394%

Gross profit (loss)	2,697	227	2,470	1088%	9,200	535	8,665	1620%

Operating expenses
Research and development	182	218	(36)	-17%	502	590	(88)	-15%
Sales and marketing	40	294	(254)	-86%	124	670	(546)	-81%
General and administrative	3,696	3,064	632	21%	9,834	7,755	2,079	27%
Depreciation and amortization	265	370	(105)	-28%	825	1,186	(361)	-30%
Gain on disposal of assets	-	-	-	-	(29)	-	(29)	100%
Total operating expenses	4,183	3,946	237	6%	11,256	10,201	1,055	10%
Loss from operations	(1,486)	(3,719)	2,233	-60%	(2,056)	(9,666)	7,610	-79%

Other (expense) income
Interest expense, net	(988)	(290)	(698)	241%	(2,552)	(1,886)	(666)	35%
Change in fair value of warrants	1	-	1	100%	1	5	(4)	-80%
Gain (loss) on foreign exchange	(2)	1	(3)	-300%	88	-	88	0%
Other income - buses	5	1,981	(1,976)	-100%	16	11,519	(11,503)	-100%
Other expense - buses	-	(1,847)	1,847	-100%	-	(13,666)	13,666	-100%
Other income (expense)	131	131	-	-	3,045	495	2,550	515%
Total other (expense) income	(853)	(24)	(829)	3454%	598	(3,533)	4,131	-117%

Net loss	$(2,339)	$(3,743)	$1,404	-37%	$(1,458)	$(13,199)	$11,741	-89%

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Revenues: The consolidated revenues for the three months ended September 30, 2016 increased $14.21 million, or 832%, to $15.92 million from $1.71 million for the three months ended September 30, 2015. The increase was primarily due to $9.64 million increase in China which was caused by the increase in nLTO materials sales to related parties, and $4.57 million increase in the U.S. due to ESS projects during the three months ended September 30, 2016 compared to the same period in 2015.

Cost of goods sold: The consolidated costs of goods sold for the three months ended September 30, 2016 was $13.22 million, an increase of $11.74 million or 793% from $1.48 million for the three months ended September 30, 2015. The increase in China operations was $7.60 million which is caused by increased product sales and the increase in U.S. operations was $4.14 million which is caused by ESS projects during the three months ended September 30, 2016 as compared to the same period in prior year.

Research and development: The consolidated research and development costs increased by $0.04 million, or 17%, to $0.18 million for the three months ended September 30, 2016 from $0.22 million for the three months ended September 30, 2015. The research and development expenses was due to lower headcount in the U.S. operations.

Sales and marketing: The consolidated sales and marketing expenses decreased by $0.25 million, or 86%, to $0.04 million for the three months ended September 30, 2016 from $0.29 million for the three months ended September 30, 2015. The decrease was mainly attributable to the decrease of $0.21 million in China operations caused by decrease in travel expenses and lower headcount during the three months ended September 30, 2016 compared to the same period in 2015, and the sales and marketing expense in the U.S. operations decreased by $0.04 million as U.S. no longer has sales personnel beginning the second quarter of 2016.

General and administrative: The consolidated general and administrative expenses increased by $0.63 million, or 21%, to $3.70 million for the three months ended September 30, 2016 from $3.06 million for the three months ended September 30, 2015. The increase was attributable to the China operations which general and administrative expenses increased by $0.36 million due to higher professional fees related to regulatory filings in 2016. The general and administrative expenses in the U.S. operations increased by $0.27 million mainly due to class action settlement penalties in 2016.

Depreciation and amortization: Depreciation and amortization decreased by $0.10 million, or 28%, to $0.27 million from $0.37 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to the portion of fixed assets were fully depreciated and fixed assets sold in 2016.

Interest expense, net: Interest expense, net increased to $0.99 million for the three months ended September 30, 2016, from $0.29 million for the three months ended September 30, 2015, an increase of $0.70 million or 241%. The increase was mainly attributable to the China operations which interest expense increased by $0.74 million due to the higher debt balances and new capital leases during the three months ended September 30, 2016. The interest expense in the U.S. operations decreased by $0.04 million due to lower loan balances.

Change in fair value of warrants: During the three months ended September 30, 2016 and 2015, we recorded a gain of $1 thousand and nil, respectively, due to the change in the fair value of warrants outstanding that we previously issued.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency were a loss of $2 thousand and a gain of $1 thousand for the three months ended September 30, 2016 and 2015, respectively.

Other income - buses: Other income - buses amounted to $0.01 million and $1.98 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was mainly due to no bus sales incurred and $0.01 million was the amortization of financial guaranty premium during the three months ended September 30, 2016 on buses sold in prior periods as compared to 28 buses sold during the three months ended September 30, 2015.

Other expenses - buses: Other expenses - buses amounted to nil and $1.85 million for the three months ended September 30, 2016 and 2015, respectively. This was due to no bus sales during the three months ended September 30, 2016 compared to the cost of 28 bus sold during the three months ended September 30, 2015.

Other income: Other income amounted to $0.13 million and $0.13 million for the three months ended September 30, 2016 and 2015. The other income remained steady during the three months ended September 30, 2016 and 2015.

Net loss: Net loss decreased by $1.40 million, or 37%, to $2.34 million for the three months ended September 30, 2016 from $3.74 million for the three months ended September 30, 2015. The decrease was driven by increase of $2.47 million in gross profit, offset by $0.83 increase in total other expense during the three months ended September 30, 2016 compared to the same period in 2015.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Revenues: The consolidated revenues for the nine months ended September 30, 2016 increased $27.77 million, or 516%, to $33.16 million for the nine months ended September 30, 2016 from $5.39 million for the nine months ended September 30, 2015. The increase was due to $24.01 million increase in China caused by increased sales of nLTO materials to related parties and $3.76 million increase in the U.S. caused by increased sales in ESS projects during the nine months ended September 30, 2016 as compared to the same period in the prior year.

Cost of goods sold: The consolidated costs of goods sold for the nine months ended September 30, 2016 was $23.96 million, an increase of $19.11 million or 394% from $4.85 million for the nine months ended September 30, 2015. The increase was primarily due to $15.47 million of increase in China operations attributed by increased product sales. The increase of $3.64 million in the U.S. operations is due to recognition of deferred cost of ESS projects during the nine months ended September 30, 2016 compared to the same period in 2015.

Research and development: The consolidated research and development costs decreased by $0.09 million, or 15%, to $0.50 million for the nine months ended September 30, 2016 from $0.59 million for the nine months ended September 30, 2015. The decrease was related mainly to lower headcount in the U.S.

Sales and marketing: Sales and marketing expenses decreased by $0.55 million, or 81%, to $0.12 million for the nine months ended September 30, 2016 from $0.67 million for the nine months ended September 30, 2015. The decrease was mainly attributable to the China operations which sales and marketing expenses decreased by $0.42 million which is caused by decreased traveling expenses and lower headcount during the nine months ended September 30, 2016. The sales and marketing expenses in the U.S. operation’s decreased by $0.13 million as the U.S. no longer has sales personnel beginning the second quarter of 2016.

General and administrative: The consolidated general and administrative expenses increased by $2.08 million, or 27%, to $9.83 million for the nine months ended September 30, 2016 from $7.76 million for the nine months ended September 30, 2015. The increase was attributable to the China operations which general and administrative expenses increased by $1.77 million due to higher professional fees related to regulatory filings during the nine months ended September 30, 2016 compared to the same period in 2015. The general and administrative expenses in the U.S. operations increased by $0.31 million mainly due to class action settlement penalty during the nine months ended September 30, 2016 compared to the same period in 2015.

Depreciation and amortization: Depreciation and amortization decreased by $0.36 million, or 30%, to $0.83 million for the nine months ended September 30, 2016, from $1.19 million for the nine months ended September 30, 2015. The decrease was primarily related to the portion of fixed assets were fully depreciated and fixed assets sold in 2016.

(Gain) loss on disposal of fixed assets: Loss on disposal of fixed assets amounted to $0.03 million for the nine months ended September 30, 2016. The Company received proceeds on the fixed assets sold during the nine months ended September 30, 2016 and did not have sell any fixed assets during the nine months ended September 30, 2015.

Interest expense, net: Interest expense, net increased to $2.55 million for the nine months ended September 30, 2016, from $1.89 million for the nine months ended September 30, 2015, an increase of $0.66 million or 35%. The increase was mainly attributable to the interest expense in the China operations increased by $0.75 million due to higher debt balances and new capital leases during the nine months ended September 30, 2016 compared to the same period in 2015. The U.S. operations which interest expense decreased by $0.09 million due to lower loan balances during the nine months ended September 30, 2016 compared to the same period in 2015.

Change in fair value of warrants: During the nine months ended September 30, 2016 and 2015, we recorded a gain of $1 thousand and a gain of $5 thousand, respectively, due to the change in the fair value of warrants outstanding that we previously issued.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than our functional currency represented a gain of $0.09 million for the nine months ended September 30, 2016.

Other income - buses: Other income - buses amounted to an income of $0.02 million and $11.52 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $11.50 million or 100%. The decrease was mainly due to no bus sales incurred and $0.02 million was amortization of financial guaranty during the nine months ended September 30, 2016 on buses sold in prior periods as compared to 75 buses sold during the same period in 2015.

Other expenses - buses: Other expenses - buses amounted to nil and $13.66 million for the nine months ended September 30, 2016 and 2015, respectively. This was due to no bus sales recognized during the nine months ended September 30, 2016 compared to 75 buses sold in same period in 2015.

Other income: Other income amounted to $3.05 million and $0.50 million for the nine months ended September 30, 2016 and 2015, an increase of $2.55 million or 515%. The increase is primarily due to $2.90 million grant incentives recognized during the nine months ended September 30, 2016.

Net loss: Net loss decreased by $11.74 million, or 89%, to $1.46 million for the nine months ended September 30, 2016 from $13.20 million for the nine months ended September 30, 2015. The decrease in net loss was driven by an increase of $8.67 million in gross profit and an increase of $4.13 million in total other income during the nine months ended September 30, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

Our working (deficit) capital is as follows (In thousands of dollars):

	As of September 30, 2016	As of December 31, 2015
Current Assets	$36,241	$63,102
Current Liabilities	(97,121)	(110,948)
Net Working (Deficit) Capital	$(60,880)	$(47,846)

At September 30, 2016, we had a working deficit of $60.88 million compared to working deficit of $47.85 million at December 31, 2015. The increase in net working deficit was primarily related to a decline in short term investment of $25.41 million and an increase of $40.93 million in amount due to related parties.

A summary of our cash flow activities is as follows (In thousands of dollars):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net cash provided by Operating Activities	$15,318	$25,969
Net cash provided by (used in) Investing Activities	607	(32,510)
Net cash provided by (used in) Financing Activities	(13,288)	18,306
Effect of exchange rate changes on cash and cash equivalents	(682)	(1,692)
Increase (Decrease) in Cash during the period	1,955	10,073
Cash, Beginning of Period	2,088	1,001
Cash, End of Period	$4,043	$11,074

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Net cash provided by operating activities was $15.32 million for the nine months ended September 30, 2016 as compared to $25.97 million for the nine months ended September 30, 2015. The net decrease in cash from operations resulted from a net increase of $4.51 million in prepaid expenses and other current assets due to the increase of prepaid VAT during the nine months ended September 30, 2016 compared to the net decrease of $26.60 million in prepaid expenses and other current assets due to the collection of other receivables related to bus sales in the same period of 2015, offset by $1.46 million in net loss during the nine months ended September 30, 2016 compared to the net loss of $13.20 million in 2015.

Net cash provided in investing was $0.61 million for the nine months ended September 30, 2016 as compared to net cash used of $32.51 million for the nine months ended September 30, 2015. Cash provided in investing activities was driven by the amount of matured time deposit in China, offset by our purchases of production equipment and construction of production facilities during the nine months ended September 30, 2016.

Net cash used by financing activities was $13.29 million for the nine months ended September 30, 2016 as compared to a net cash provided of $18.31 million for the nine months ending September 30, 2015. The decrease in cash from financing activities primarily related to repayments on notes payable, offset by the proceeds received on notes payable to related parties.

Going Concern

We incurred a net loss of $1.46 million for nine months ended September 30, 2016, and we had an accumulated deficit of $273.95 million and a negative working capital of $60.88 million as of September 30, 2016. In addition, the Company anticipates to continue to have negative cash flows from operations as it ramps up production at their new manufacturing facilities. If the Company is not able to refinance its debt or obtain additional capital, the Company will not be able to pay off its current debt obligations. The company financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Capital Commitments- Fixed Assets

 The Company has contractual obligations to suppliers of machine and equipment related to future capital expenditures as of September 30, 2015. The Company's commitment for minimum payment under these contractual obligations as of September 30, 2015 is $18.60 million. As of September 30, 2016, $15.87 million and $2.73 million of these contractual obligations would be fulfilled in 2016 and 2017, respectively.

Debt

As of September 30, 2016, we are required to pay principal amounts of $8.10 million within next year and the remainder of $14.36 million payable in five years.

Capital Commitments - Production Plant

              As discussed further in Note 9, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $314.85 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. As of September 30, 2016, the remaining commitment is $230.11 million.

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

Capital Lease Obligations

                On August 8, 2016, the Company entered into a financing arrangement with a third party to purchase machinery and equipment utilized in production. The lease term is initially for five years and contingent upon the occurrence of certain events, the lessor has the rights to (i) reduce the lease term from five years to three years or (ii) upon default by the Company, the lessor has the right to convert the remaining balance owed under the financing arrangement into the equity of the Company. At September 30, 2016, the total present value of the net minimum payments on capital leases is $9.17 million. The net present value of capital lease obligation, less current portion is $8.83 million as of September 30, 2016.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.     Controls and Procedure

Disclosure Controls and Procedures.  Based on an evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2016 and December 31, 2015 which is the end of the interim quarter and annual periods covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(d-e) of the Securities Exchange Act of 1934, as amended) are not effective and there is as of such dates a material weakness in our disclosure controls and procedures. This material weakness is rooted in the material weakness in internal control over financial reporting, as a result of which we were late, and prior to this Quarterly Report, have not filed any required periodic reports since 2013.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to previously reported legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position, there were no material developments during the quarter ended September 30, 2016 except as follows:

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

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