Form 10-K
period 2016-12-31
ALTAIR NANOTECHNOLOGIES INC
filed 2017-05-18
CIK 1016546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.   1-12497

ALTAIR NANOTECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Charter)

Delaware		33-1084375
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
204 Edison Way Reno, Nevada 89502-2306	Registrant’s telephone number, including area code: 775-856-2500	92882
(Address of Principal Executive Offices)		(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [X]  No []

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

Yes []  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[x]
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the quarter ended June 30, 2016, was approximately $4.9 million.

As of May 15, 2017, there were 11,606,735 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

ALTAIR NANOTECHNOLOGIES INC.

FORM 10-K

For the Year Ended December 31, 2016

 Explanatory Note

Altair Nanotechnologies Inc. (the “Company” and versions of “we”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Report”) in order to comply with certain obligations that may have applied to it. On November 17, 2016, the SEC found that the Company had not complied with a settlement agreement and issued an Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934, as a result of which the registration of the common stock of the Company under Section 12 of the Exchange Act was revoked. Except as otherwise required and permitted, the Company does not expect to file additional periodic reports.

Note About Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding or assuming our ability to continue as a going concern; any statements regarding development of customers in China or elsewhere; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to change of control transactions and how any transaction may affect our business or financial situation; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ITEM 1: BUSINESS

We are a Delaware corporation that develops, manufactures and sells nano lithium titanate (“nLTO”) materials, batteries and energy storage systems (referred to as “ESS” or by our brand name “ALTI-ESS”). Our nano lithium titanate battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. We target applications that effectively utilize the key attributes of our technology, and these applications can be found primarily in the electric grid, transportation (commercial vehicles), and industrial market segments.

             Since 2012, we have focused on transitioning our operations from the United States to China. As of December 31, 2016, we have in place a phase three nLTO production line with an annual production capacity of 3,500 metric tons.

We do not currently manufacture our batteries, but our Original Equipment Manufacturer (“OEM”) cell producer’s capacity can reach 70,000 Altair format cells per year. Sometime in the future, we expect to validate another OEM cell producer to reduce dependency on one supplier, which we expect will provide competition between suppliers and reduce our costs. We also have in place two operational battery module production lines with a total capacity of approximately 6,000 modules per year. As of the date of this Report, we manufacture all of our products in China and sell all of our products from China.

By building manufacturing and assembly facilities in Wu’an, China for our nLTO material, modules and soon our energy storage systems, we have centered the whole supply chain in China. In adopting this strategy, we expect to achieve:

■	Reduction of production costs
■	Better quality control
■	Decreased shipping costs due to all production facilities being located in one central location
■	Centralized management control and internal communications, and
■	Centralized sales management

Primary Market Areas

China Market

Our primary business in the China market is to sell our nLTO to Hebei Yinlong New Energy Co., LTD (“YLE”) and Zhuhai Yinlong New Energy Co., LTD (“ZYLE”) for use by YLE and ZYLE in their production batteries to be used in electric buses it manufactures and sells. ZYLE is our majority shareholder and YLE is a subsidiary of ZYLE.

In the electric grid market, Northern Altair won a bid for a nLTO battery module rack system designed specifically for a China State grid 2MW Solar-wind ESS demonstration project. Total value is approximately $2.4 million and this project represents our first bid won in the China grid market. The project was completed in January 2017, subject to warranty. China has announced their “Energy Saving and New Energy Auto Industry Development Plan (2012-2020)" issued in 2012 which provides: by 2020, China aims to achieve manufacturing capacity of pure electric car and plug-in hybrid car for 2 million sets, and the accumulative output and sale of these cars exceeds 5 million sets. The development of fuel cell car and automotive hydrogen energy industry will be in sync with the international society. China announced their “Energy Development Strategic Action Plan (2014-2020)” in 2014. By 2020, China aims to control its primary energy consumption under 4.8 billion tons standard coal to limit greenhouse gas emissions, increase the share of non-fossil fuels to at least 15% of primary energy consumption, natural gas to more than 10%, and restrict coal to beneath 62%. China is investing huge amounts of money to support new energy projects, aims to achieve installed wind power capacity of 0.2 billion KW, installed photovoltaic capacity of about 0.1 billion KW, and geothermal energy usage for 50 million tons of standard coal by 2020.

European Market

Our marketing and sales effort in the European market are focused on the transportation industry. Examples of our customers include the following:

■

Electric Bus (“EV Bus”): Hybricon in Sweden, a Swedish public company, produces a high standard EV Bus incorporated with our nLTO battery modules. In their EV Buses, our modules operate in -30+°C winter environment in Sweden. In addition, there are some traditional EV Bus conversion companies also using our batteries.

■

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

■

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

■	In 2016, we delivered approximately 1,249 modules to our European customers with a plan to increase this quantity to approximately 3,232 modules to our European customers in 2017.

The EU announced a “2020 Energy Strategy” in 2010. By 2020, the EU aims to reduce its greenhouse gas emissions by at least 20%, increase the share of renewable energy to at least 20% of consumption, and achieve energy savings of 20% or more. All EU countries must also achieve a 10% share of renewable energy in their transport sector. The EU is investing huge amounts of money to support new energy projects in EU countries. Many new energy companies or research institutes will get funding from the strategy. The amount of capital available to companies in the industry has increased and is helping to lead the new energy industrialization. The European market has 98% of Altair’s battery module market share. Over the long term, we plan to seek to sell ESS in Europe.

Marketing

We market our product primarily through the reputation of our products, providing samples and relationships we have generated over time. As capital becomes available, we may commence a more active marketing campaign.

Global Trends Driving Growth in Our Markets

Driver	Impact	Solution

Energy Security	Smart Grid	Batteries manage frequency regulation, reducing inefficient thermal generation

Emissions Reduction / Global Warming	Growth of Renewable Energy	Batteries manage ramping and smoothing

Variable Costs of Fossil Fuels	Electric and Hybrid Vehicles	High power batteries enable cost effective PHEV and EV with fast charging

Sustainability	Reducing dependency on lead-acid technology	Environmentally-friendly relative to lead acid

Recent Achievements and Key Targets

Since the beginning of 2016, we have achieved or began focusing on the following:

■	In 2017, we reached a preliminary settlement in our derivative proceeding, subject to court approval; the hearing is scheduled for August 2017.
■	In 2016, we built the new 3,500 metric ton nLTO production line equipped to produce in 2017.
■	In 2016, we delivered approximately 1,249 modules to European clients with plans to increase this quantity to 3,232 modules to customers in 2017.

■

We are submitting proposals to customers Altair Energy Storage Systems (“ESS””) in 2017, as we continue to focus on developing the energy storage market for China, as well as focusing on the European and American market. We are actively responding to customer inquiries for our products and plan to sell a higher volume in 2017.

■

In 2016, we began the process establishing a research and development team testing facility in China to carry forward continued product research and development to enhance and control costs even further for the products we already produce.

■

We offer a range of products for 2017 including: nLTO powder, cells, modules, packs, configurable Power-Rack systems, and turn-key energy storage systems (ESS) for our target customers. Our standard module size is 24V 70 Amp, however higher, voltages are available.

We also are working towards improving and developing our opportunities in the ESS market, while seeking to expand our footprint in the European EV Bus, equipment handling machines and ESS markets.

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

We offer a range of products for 2017 including: nLTO powder, cells, modules, packs, configurable PowerRack systems, and turn-key energy storage systems (ESS) for our target customers. Our standard module size is 24V, however higher voltages are available.

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

Electric and hybrid-electric commercial vehicles require a significant amount of power, operate throughout the day, have a long-expected life and run in extreme temperature ranges. The relative strengths of our nLTO batteries, including the high levels of power, rapid charge and discharge rates, long cycle life and ability to function at temperature extremes, are particularly well suited for electric and hybrid commercial vehicles, giving us what we believe is a compelling competitive advantage in this market.

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

Electric Grid

Globally, electric utilities and power generation companies seek to maintain high levels of grid stability while seeking cost effective ways to accurately match electricity generation with demand. Essentially, there is no inventory of electricity; demand and generation must match. While the industry is capable of doing this from hour to hour, variations in load and demand from minute to minute cannot be accurately forecasted. When imbalances occur, the frequency (60 Hz in the U.S) can vary and must be balanced within very tight tolerances. Maintaining these tolerances is typically achieved through the use of auxiliary generators. If the load is either higher or lower than the power being generated, an auxiliary generator is either started or stopped. However, it takes these generators from generally five to fifteen minutes to ramp up to full efficient operation or to shut down. During that period, the load may change directions and the grid operator then must direct another auxiliary generator to shut down or ramp up. This is a very inefficient process with the grid operators constantly chasing a variable load. The process of managing these very short-term changes in energy demand is referred to as “frequency regulation.”

Utilities can address frequency regulation issues by maintaining on-line generating capacity at a level that is always higher than expected peak demand; however, this can be an expensive solution, particularly where natural gas, diesel and other alternative fuels are not affordable alternatives. Most U.S. utilities are required to maintain between 1% - 1.5% of their peak load capacity to provide frequency regulation. In many foreign countries where the electric grid is not as well developed as it is in the U.S., utilities need to reserve up to 5% or more of their capacity strictly to provide frequency regulation.

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

The need for a fast response energy storage technology, like our large-scale nLTO ESS, is increased by the accelerated use of renewable energy sources. Photo Voltaic (PV) solar and wind power generation by nature are intermittent and unpredictable sources of energy that can fluctuate widely in a very short period of time. For example, it is not uncommon for a PV array to fluctuate +/- 50% in less than 90 seconds. With a small rooftop array, it isn’t an issue, because the size of the generator is too small to matter. However, with a 50+ megawatt array, problems arise as the electric grid isn’t currently built to handle this kind of a fluctuation. According to the Federal Energy Regulatory Commission, as of December 2016, twenty-nine states, the District of Columbia and three territories require the integration of renewable energy sources into the power grid through legislated renewable portfolio standards, while eight states and one territory have set renewable energy goals.

Many of these states have established targets requiring the integration of renewable generation sources equal to or exceeding 25% of total generation within the next decade. California is a good case in point. California has a mandate to generate 33% of its electricity from renewable energy sources by 2020. The mandated adoption of these renewable energy sources is likely to increase the need for effective, efficient, clean energy storage technologies to provide frequency regulation services and maintain the reliability and stability of the associated electric grid systems. For example, California Assembly Bill 2514 enacted in 2010, requires the California Public Utilities Commission (CPUC) to establish energy storage procurement targets for California load serving entities in 2015 and 2020, if cost effective and commercially viable by October 2013. Implementation of AB 2514 is underway, and in February 2013, CPUC approved a long-term procurement decision and ordered Southern California Edison (SCE) to procure between 1,400 and 1,800 megawatts of energy resource capacity in the Los Angeles basin to meet long term local capacity requirements by 2021. Of this amount, CPUC required SCE to procure at least 50 megawatts from energy storage resources, as well as up to an additional 600 megawatts of capacity from preferred resources, which include energy efficiency, demand response and distributed generation, along with additional energy storage resources.

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

Industrial

The industrial market segment encompasses a broad range of applications, ranging from the use of battery systems on cargo cranes to the use of battery systems with heavy industrial equipment. We believe that our high-power batteries can play an important role within this market segment. For example, our battery modules have been successfully integrated into the power system of Cargotec’s port handling machine. The company is a subsidiary of Kalmar who is the world leader of port handling solution provider.

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

Our nLTO batteries have both a longer cycle life and calendar life than commercially available rechargeable battery technologies such as conventional lithium ion, nickel-metal hydride (NiMH) batteries and nickel cadmium (NiCd) batteries. The ability of any rechargeable battery to store energy will diminish as a result of repeated charge/discharge cycles. A battery’s “cycle life” is the number of times it can be charged and discharged without a significant reduction in its energy storage capacity. Our nLTO is termed a zero-strain material, meaning that the material essentially does not change shape upon the entry and exit of a lithium ion in the material. Graphite, the most common material in conventional lithium ion batteries, will expand and contract as much as 8% with each charge/discharge cycle. This constant change in volume rapidly breaks down the battery resulting in significantly shorter calendar and cycle life than with our nLTO anodes. Our current generation of cells can achieve 16,000 cycles, which represents a significant improvement over conventional lithium batteries, which typically retain that level of charge capacity only through 2,500 to 4,000 deep charge/discharge cycles. Depending on the actual duty cycles and temperature, those figures can drop even lower.

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

We also believe that relative safety is one of the strengths of our nLTO batteries. Any battery cell or large battery unit with lithium ion cell technology must take into account safety considerations, the most important of which is thermal runaway.  Thermal runaway is the temperature at which the battery chemistry will break down causing the battery to overheat and potentially explode or catch fire. This temperature is often referred to as the critical temperature.  Critical temperature for lithium ion battery cells using conventional graphite anodes is around 130° C, a direct result of chemical reaction between the graphite and the electrolyte.  With our current nLTO anode in place of graphite and an appropriate cathode material, that critical temperature will be close to 200° C, an increase in safety margin of approximately 70° C.  Materials we are using in our lab operate at 250° C before the critical temperature is reached. The batteries we and our partners are developing for high power applications often consist of dozens or even thousands of battery cells working together as part of a single modular battery unit. When a large number of cells are aggregated into a single battery unit, the likelihood of, and risks associated with, thermal runaway increases.  In this context, we believe that the additional temperature margin our individual battery cells experience before reaching the critical temperature makes our battery cells better suited than competing lithium ion batteries for the high-power applications we are targeting.

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

Sources of Supply and Raw Materials

An important consideration, as we begin to grow our revenue stream, is to ensure that we have access to the various components and raw materials we need to manufacture and assemble our various products. As we anticipate larger orders, establishing multiple sources for key components is becoming much more important to us. Moreover, a key focus of our business plan is to aggregate our supply chain not only to reduce cost, but also to accelerate our ability to deliver products on a timely basis to our customers.

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

As of the date hereof, we have only one source for the contract manufacturing of our nLTO battery cells, which are the building blocks of our battery modules and energy storage systems. This supplier has passed our rigorous technical requirements to be as our qualified supplier. We plan over the long run to qualify more OEM suppliers to reduce our dependency on one single supplier and meanwhile create competition between suppliers and eventually reduce cost.

Having multiple qualified suppliers for components and materials used in the manufacture and assembly of our primary products is part of the business plan and has been realized for many of the components and materials. Supplier qualification for additional sources of components and materials will continue in 2017.

Competition

Electric Grid: A number of advanced energy storage and power electronic component producers have entered into the frequency regulation market. They include Wanxiang, BYD, GS Yuasa, LG Chem, Mitsubishi, Saft, Microvast, Toshiba, Enerdel and XtremePower. As we or others continue to demonstrate traction in this market we expect to see increasing levels of competition from other suppliers and systems integrators, especially as the market rules in the U.S. and other markets move towards the acceptance of battery-based energy storage for frequency regulation. Favorable signs emerged in 2012, such as California Independent System Operator’s (CAISO) decision to adopt market changes which would reward frequency regulation resources for fast performance. CAISO now joins PJM Interconnection as the first to propose new rules which seek to comply with FERC’s Order 755, which requires pay for performance, especially for fast response resources that provide frequency regulation services. We believe that these changes are favorable for battery-based energy storage systems in general and for our nLTO battery technologies specifically, due to our unique fast response capabilities.

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

Another challenge is the cost of natural gas in the U.S. Much of the existing frequency regulation in the U.S. is provided by natural gas powered generators, and the price of natural gas pricing has been at historic lows. As a result, there is less of a financial incentive for utilities to implement our solution. This cost environment, however, is not expected to be sustainable. Natural gas prices are volatile and may rise over time, and batteries, like all technologies, will eventually see their prices drop as efficiencies are gained and as production volumes increase. As a result, we see greater opportunities for our frequency regulation products emerging over time in the U.S., especially with the introduction of new market mechanisms that place greater emphasis on fast response services. Moreover, we expect to see growing demand outside of the U.S., where fuel costs are significantly higher. If this new energy storage capability starts to get market traction, we expect the rate of acceptance to accelerate. Until then, however, we are experiencing a long sales cycle and don’t expect that to materially change in the near future. We believe that once we demonstrate revenue traction and demonstrate that the market does exist and is very large, other larger suppliers may also target this market.

In the Transportation (Commercial Vehicles), automotive passenger car markets, there are a large number of battery manufacturers and systems integrators currently serving the market. Many of them are larger companies with substantially stronger financial resources than we have. We believe the passenger car market will be driven by low margins and volume. As a result, we believe that only larger, well-capitalized companies will ultimately be successful in this market. We believe that commercial vehicles, including buses, medium- and heavy-duty trucks, on the other hand, present a different set of dynamics. The characteristics of our batteries are an excellent fit to satisfy the requirements of this market, and the needs here are different than in the general passenger car automotive market. We believe that we can be a successful competitor in this segment of the overall transportation market.

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

Intellectual Property

We currently have a total of 12 U.S. and 33 foreign patents.  Of these foreign patents, none are issued in China.  We have 2 patent applications pending and these applications have been made in the U.S. and in 14 foreign countries, including China. The U.S. patents begin to expire in 2020.

The granted patents covering our nLTO technology include: 1) Method for producing catalyst structures, 2) Method for producing mixed metal oxides and metal oxide compounds, 3) Process for making lithium titanate, 4) Process for making nano-sized and sub-micron-sized lithium-transition metal oxides, 5) High performance Lithium Titanium spinel Li4Ti5o12 for electrode material, 6) Method for Preparing a Lithium Ion Cell, and 7) Lithium Ion Cell Preparation.

Pending patent applications are directed to a variety of inventions including: “Method for Preparing a Lithium Titanate Cell”; and “Process to Make Rutile Pigment”.

Research and Development Expenses

Research and development (“R&D”) expenditures include salaries, wages and other costs of personnel engaged in R&D, costs of services performed by others for R&D on our behalf are expensed as R&D costs when incurred.

Our total R&D expenses were $3.2 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. Included in the R&D expenses are engineering, development and internal product innovation costs not billed to customers. From 2014 to 2015, we concentrated on stabilizing and expanding production in Wu’an, China and from 2016 and into 2017 we plan to put a large investment again into R&D in China with the support from our U.S. team.

Dependence on Significant Customers

For the year ended December 31, 2016, YLE (a related party) and ZYLE (a related party) were our two largest customers accounting for 66% and 18% of our total recognized revenues. For the year ended December 31, 2015, Hebei Yinlong (a related party) and TSK, were our two largest customers accounting for 49% and 12% of our total recognized revenues.

Open contracts include the China State Grid Project and an agreement to sell up to 2,000 tons of nLTO to our affiliate Hebei Yinlong. Completion of on-site installation, debugging and required performance testing was completed in January 2017. Thirty days from completion starts a five-year guarantee period. The Company will receive ten percent of the contract price at each stable operational use verification period, February 2018, 2019 and 2022, respectively.

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

Environmental Regulation and Liability

As we conduct all of our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations and have been pushing ahead with the authentication of ISO 14001 for environmental practices. We have already passed the first step of the ISO 14001 appraisal and the second step of the appraisal is in process. Passing the second step of the appraisal will give us ISO 14001 certification.  We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We also outsource disposal of solid waste we generate to a third-party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Financial Information Geographic Information about Foreign Sales

Information with respect to foreign and domestic sales and related information is also presented in Note 16, Geographic Operating Information, of Notes to Consolidated Financial Statements in Part IV.

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

In July 2011, Energy Storage (China) (“EST China”), acquired 6,172,801 shares of common stock, representing 53% of the outstanding shares of common stock of Altair Nanotechnologies Inc.

On November 17, 2016, the Security Exchange Commission revoked the registration of our securities under Section 12 of the Securities Exchange Act of 1934, as amended. Following such revocation, FINRA promptly cancelled our stock trading symbol.

Employees

Our business is currently managed by Mr. Guohua Sun, Chief Executive Officer, and Ms. Karen Werner, Interim Chief Financial Officer. For the years ended December 31, 2016 and 2015; our U.S. operations had 18 and 31 employees; respectively. As of December 31, 2016 and 2015, our China operations had 1,107 and 598 employees; respectively. During 2017, we anticipate additional hiring, although this is dependent upon business volume growth and demand for our products. During 2016, we hired additional employees in China primarily in operations, engineering, research & development and sales & marketing.

As of January 2016, the module production was transferred from Anderson, Indiana to our manufacturing location in Wu’an, China. In the U.S., we are maintaining some of our core R&D personnel, who work out of offices in Reno, Nevada and Anderson, Indiana, who provide technical transfer and services to our China entities in the areas of core R&D, engineering operational capabilities and technologies that influence our manufacturing in Wu’an, China.

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

We have experienced a net loss in every fiscal year since our inception. Our loss from operations was $3.18 million for the year ended December 31, 2016 and $15.5 million for the year ended December 31, 2015. We may, or may not, be profitable in the future. Even if we are profitable in one or more future years, subsequent developments in the economy, our industry, customer base, business or cost structure, or an event such as significant litigation or a significant transaction, may cause us to again experience losses.

We may not be able to raise sufficient equity capital to finance our operations due to our operating results, the lack of a market for our common stock and similar factors.

As of December 31, 2016, we had approximately $0.8 million in cash and cash equivalents, $0.2 million in restricted cash and approximately $8.06 million in debt coming due during 2017 and approximately $37.95 million payable in and after 2018. We expect that in the future we will again need to raise capital.  With respect to any such capital raise, we may be unable to raise the amount of capital needed and may be forced to pay an extremely high price for capital.  Factors affecting the availability and price of capital may include the following:

■

market factors affecting the availability and cost of capital generally, including increases or decreases in major stock market indexes, the stability of the banking and investment banking systems and general economic stability or instability;

■	whether or stock is quoted on a stock market or listed on an exchange (which it currently is not);
■	our financial results, particularly the amount of revenue we are generating from product sales;
■	the market's perception of our ability to execute our business plan and any specific projects identified as uses of proceeds;
■	our ownership structure and recent or anticipated dilution;

■	the amount of our capital needs;
■	our project investment requirements in China;
■	the amount of our outstanding debt;
■	the extent to which we are subject to material legal or regulatory proceeding or restrictions arising from such proceedings;
■

the influence of EST China and its appointees on the Board of Directors which, among other things, may cause the Company to seek indebtedness as a source of capital, as opposed to the sale of capital stock, in order to permit EST China to maintain control;

■	the absence of public information about our company;
■	the perception by potential investor of our company and companies in our line of business; and
■	the economics of projects being pursued.

If we are unable to raise required capital, we may be forced to discontinue operations.

The significant amount of debt we owe creates a material risk of default and insolvency.

As of December 31, 2016, we had approximately $8.06 million in debt that will come due in the next twelve months and approximately $37.95 million payable in and after 2018. This debt is secured by machinery and equipment, land use rights in China, third party guarantee, related party guarantee, and our building in Reno, Nevada. We do not have sufficient capital to repay such debt. If we are unable to refinance this debt, or otherwise raise sufficient capital to repay this debt, we will default. If we are in default, our creditors have a broad range of remedies, including taking action against the collateral. A default on our indebtedness, particularly that secured by our land use rights in China, would likely lead to our insolvency and a bankruptcy or similar event. In such a context, it is unlikely that there will be any amount available for distribution to its shareholders.

Our business is dependent upon two customers, both of which are affiliates of our majority shareholder.

During 2016, 84% of our revenue came from the sale of our nLTO powder to two customers in the electric bus business, both of which are affiliates of our majority shareholder EST China.  We expect our dependence upon these customers to continue in the foreseeable future. If one or both of these customers were to experience a business slowdown or begin purchasing substitute products from another provider, our business would be harmed.   This concentration also give these customer leverage in any negotiation with regard to price and other terms.  Any use of this leverage could harm our business and ability to continue as a going concern.

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

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar is affected by changes in China’s political and economic conditions, among other things, as well as government actions and policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation, or depreciation, of the RMB against the U.S. dollar. As substantially all of our revenues and expenses are in RMB, an increase in the value of the RMB against the dollar would increase our expenses (and revenues) in U.S. dollars, and a decrease in the value of the RMB against the dollar would decrease our revenues (and our expenses) in U.S. dollars.  In recent years, there has been a trend of the Chinese government permitting the RMB to decrease in value relative to the U.S. dollars which would reduce our revenue and profits, if any, as reported in U.S. dollars and reduce the value of money repatriated to the United States.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of the ownership structure of our company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we were a reporting company registered under Section 12 under the Securities Exchange Act but were delisted in 2016 for failing to timely file our annual, quarterly and other reports. Such delisting does not eliminate our obligation under Section 12 under the Securities Exchange Act to be a registered and reporting issuer due to the amount of our assets and the number of our stockholders. We are currently not in compliance with such registration obligation. The absence of such registration will limit our ability to raise capital and leaves us vulnerable to regulatory and shareholder laws suits. If we attempted to re-register under the Securities Exchange Act, we would expect to be subject to an extended review by the staff at the SEC. We are also subject to Delaware corporate laws and state and federal environmental, health, safety and similar laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Many U.S. news sources have reported in recent years that, due to an increase in bad loans and other reasons, the Chinese government has imposed, or began enforcing, limitations on lending by Chinese banks and other lending entities. Northern Altair has been seeking loans from Chinese banks and other lending entities for its proposed capital investments and operations. This increased regulation and scrutiny may decrease the likelihood that Northern Altair can qualify for debt financing to fund proposed projects and to refinance existing indebtedness. Even if Northern Altair does qualify, terms of financing may be more onerous than anticipated. Any inability to finance our Chinese operations through debt would likely slow our growth in China and may prevent us from completing all aspects of our proposed nLTO and energy storage system manufacturing facility in China. Any failure to refinance existing indebtedness may lead to a default and insolvency.

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

We are a small company with operation in multiple countries, particularly the United States and China. As a result of differences in management, accounting, legal, language and cultural norms, we may experience difficulty in establishing and enforcing management, legal and financial controls. We may also experience difficulty collecting financial data and preparing financial statements, books of account and corporate records and instituting standard business practices for our international projects as well as in our China-based operations. In fact, such difficulty is the principal reason that we failed to timely file required periodic reports beginning in 2013 and were deregistered as a reporting issuer in 2016. This issue also led to our delisting the Nasdaq Stock Market, the removal of our stock symbol by FINRA and various direct, derivative, regulatory and other investigations and lawsuits. This has harmed the price of our common stock, our ability to raise capital, our ability to sign agreements with customers and suppliers, our ability to retain key employees and hire replacement employees and other aspects of our business.

Such difficulties may continue in the future. Any failure to maintain controls, institute business practices or accurately collect information may have an effect on the efficiency of our business and could lead to a restatement, a regulatory action or a legal action, in addition to our inability to gain the trust of customers and suppliers.

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

The legal system in China is a civil law system. Unlike the common-law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could harm our business operations and financial condition. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty. Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business.

We may not be able to sell the land use rights in China we have acquired, and expect to acquire, at appraised value or at all, in part due to applicable restrictions.

In October 2012, we acquired a 50-year land use right in China related to 66 acres of commercial land north of Dongzhuchang Village in Wu'an City, China. In May 2013, we acquired a 50-year land use right for an adjoining 40 acre parcel. Our land use rights are subject to certain requirements and limitations. In May 2014 and in August 2015, we purchased three more pieces of land. The requirements on the existing five land use rights, totaling 138.3 acres, include an obligation, over the life of the land use rights, to invest approximately $314.85 million in the combined projects. The limitations include a prohibition on the transfer of the land use right prior to our investment of at least 25% of our committed investment. These requirements and limitations may harm the value of the land use right.

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

In July 2011, EST China acquired a majority of our outstanding shares of common stock. Having a controlling shareholder presents certain risks to us, including the following:

■

The majority shareholder controls the appointments on the Board of Directors and may appoint persons less qualified, or more loyal to the majority shareholder, than would be appointed absent a controlling shareholder;

■

The majority shareholder may be able to influence our Board of Directors to enter into transactions with related or third parties that are more favorable to such parties than would be negotiated by an independent Board of Directors;

■	We may hire employees who also work for 100% owned subsidiaries of EST China, which may create conflicts of interest and concerns regarding protection of trade secrets
■

The majority shareholder controls all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of a material number of securities and other major transactions; and

■	This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, the price of our shares of common stock may fall. Factors that may affect our operating results include the following:

■	fluctuations in the size, quantity and timing of customer orders;
■	timing of delivery of our services and products;
■	additions of new customers or losses of existing customers;
■	positive or negative business or financial developments announced by us or our key customers;
■	our ability to commercialize and obtain orders for products we are developing;
■	costs associated with developing our manufacturing capabilities;
■	the loss of our key employees;
■	new product announcements or introductions by our competitors or potential competitors;
■	the effect of variations in the market price of our shares of common stock on our equity-based compensation expenses;
■	disruptions in the supply of raw materials or components used in the manufacture of our products;
■	the pace of adoption of regulation facilitating our ability to sell our products in our target markets;
■	technology and intellectual property issues associated with our products;
■	general political, social, geopolitical and economic trends and events; and
■	availability of components sourced from Korea if tensions between North Korea and South Korea erupt into a greater military conflict.

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

■	The patents we have been granted have a limited life span, and many will expire in the coming years and offer no legal protection to the technologies and processes described therein;
■	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
■

We have not filed for patent protection in many countries in which we are currently selling product or seek to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

■	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights;
■	Many of our key patents begin expiring in 2020; we may be unable to protect key proprietary rights after the expiration of key patents; and
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

■	our commercial partners may not protect our intellectual property adequately or they may infringe our intellectual property rights;
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

We will not be able to issue any substantial amounts of additional shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our U.S. Corporate Headquarters is located at 204 Edison Way, Reno, Nevada 89502, in a building we purchased in August 2002 which is approximately 79,392 square feet on 6.773 acres of land. In the building, we continue to use laboratory space and equipment for testing nLTO manufactured at our location in Wu’an, China to provide quality control analysis. We utilize about 21,000 square feet of space, including offices, in this building. We currently lease, to a short-term tenant, approximately 10,000 square feet of warehouse space in our building at $2,500 per month.

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

In 2012, Northern Altair acquired land use rights in Altair New Energy Industrial Park, Wu’an city, Hebei Province, China. In the New Energy Industrial Park, Northern Altair has purchased the right to use approximately 138.3 acres of land for approximately $28.12 million, consisting of five parcels of useable land use rights for a lifespan of 50 years each. In addition, we have agreed to invest a minimum of $314.85 million on fixed asset investments with respect to such land use rights. We have built four factory buildings and an office building totaling a gross area of approximately 613,457 square feet. Included in the 613,457 square feet is approximately 54,820 square feet of employee housing and a new building being constructed with approximately 192,029 square feet of floor area. The factory buildings are being used for production, laboratories, testing and storage.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against the Company and certain of its current and former officers and directors of the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. This initial stipulation and settlement was modified following the deregistration of the Altair as a reporting issuer in November 2016 because certain of the agreed to governance proposals would not apply to a corporation that was not a reporting issuer. The court entered an order preliminarily approving this modified stipulation and settlement on March 8, 2017. .  A final settlement hearing has been scheduled for August 10, 2017. If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order.  Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. As of the balance sheet date, the Company did not have reasonable estimation of settlement amount. In August 2016, the Company paid $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016. However, on November 17, 2016, the SEC found that Altair had not fully complied with the settlement agreement and issued an Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

In the matter of James Zhan v. Altairnano, Inc., Altair Nanotechnologies, Inc., Guohua Sun, and Andy Wei, Case No.: CV16-01674 (Second Judicial District Court for the State of Nevada, Washoe County). James Zhan, the former CEO of the Company, has filed a complaint against Altair Nanotechnologies, Altairnano, Inc., Andy Wei and Guohua Sun (two Board members) asserting the following claims for relief in connection with the termination of his employment in September 2015: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, and (3) fraud. Because Mr. Zhan’s employment agreement contains an alternative dispute resolution clause, the Company moved to compel alternative dispute resolution. On April 12, 2017, the case was dismissed (but remains subject to being refiled in arbitration). As of the balance sheet date, the Company has accrued $100,000 for the insurance deductible with respect to this matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The common stock of the Company is not listed or quoted on any market or exchange of which the Company is aware. Following the deregistration of the Company’s common stock on November 17, 2016, which caused the Company to cease to be a reporting issuer, FINRA canceled the Company stock trading symbol, which had been “ALTI”. There is currently no market for the common stock of the Company, the Company has no current plans to facilitate the common stock trading on an exchange or a market.

Outstanding Shares and Number of Shareholders

As of March 31, 2017, the number of shares of common stock outstanding was 11,606,735 held by approximately 191 registered holders of record.

Dividends

We do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. The declaration and payment of dividends is subject to the discretion of our board of directors and to certain limitations imposed under Delaware statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company.  Security holders have approved all option plans.  See Note 14 to our consolidated financial statements contained elsewhere herein this Report. We reserved 1,187,849 shares of common stock for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and there are no outstanding warrants as of December 31, 2016.

Recent Sales of Unregistered Securities

We did not sell any securities in transactions that were not registered under the Securities Act during the years ended December 31, 2016 and 2015.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Report.

This Report contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted under “Risk Factors” above under Item 1A and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

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

Overview

We are a Delaware corporation that develops, manufactures and sells our proprietary nano lithium titanate (“nLTO”), battery modules and energy storage systems. Our nLTO battery systems offer higher power density, longer cycle life, rapid charge and discharge capabilities, a wider operating temperature range and higher levels of safety than conventional lithium-ion batteries. We target applications that effectively utilize the key attributes of our technology, and these applications can be found primarily in the electric grid, transportation (commercial vehicles), and industrial market segments.

Since 2012, we have focused on transitioning our operations from the United States to China. As of December 31, 2016, we have in place a phase three nLTO production lines for an annual production capacity of 6,650 metric tons. We do not currently manufacture our batteries, but our Original Equipment Manufacturer (“OEM”) cell producer’s capacity can reach 70,000 Altair format cells per year. Sometime in the future, we expect to validate another OEM cell producer to reduce dependency on one supplier, which we expect will provide competition between suppliers and reduce our costs. We also have in place two operational battery module production lines with a total capacity of approximately 6,000 modules per year. In the first quarter of 2016, we transferred the U.S. module production line to China which will become operational as demand increases. The three battery module production lines will be able to reach a total capacity of 9,000 modules per year. As of the date of this Report, we manufacture all of our products in China and sell all of our products from China.

By building manufacturing and assembly facilities in Wu’an, China for our nLTO material, modules, and soon our energy storage systems, we have centered the whole supply chain in China. In adopting this strategy, we expect to achieve:

■	Reduction of production costs
■	Better quality control
■	Decreased shipping costs due to all production facilities being located in one central location
■	Centralized management control and internal communications, and
■	Centralized sales management

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

Our significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this Form10-K Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars. The functional currency for the subsidiaries in China is the Chinese Yuan or RMB. Assets and liabilities are translated to the reporting currency at exchange rates on the balance sheet dates, revenue and expenses are translated at average exchange rates during the period, and equity accounts are translated at historical exchange rates except for the change in retained earnings during the year which is the result of the income. The cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' deficit. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign currency transaction gain or loss in the statements of operations.

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

Long-Lived Assets and Impairment

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

During the year ended December 31, 2016, the Company recognized impairment loss of $0.13 million for the two EV buses delivered to Wu’an government as the application for their operating license was unsuccessful. During the year ended December 31, 2015, the Company incurred an impairment loss of $0.65 million related to the write-down to fair market value for an asset that was leased to a customer under an operating lease. The impairment was to reflect the anticipated loss on the sale of the leased asset incurred in the subsequent period.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful lives:

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

Patents

Patents are related to the Company’s nanoparticle production technology and stated at cost less accumulated amortization. Amortization is recorded using the straight-line method. The patents have been fully amortized as of December 31, 2016.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method over their 50 year useful lives. All land in China is owned by the Chinese government. The government in China, according to law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in China are considered to be leasehold land under lease and are stated at cost less accumulated amortization.

Revenue Recognition

The Company generates its revenues primarily from four sources: (1) nLTO related product sales, (2) Energy storage systems (referred to as “ESS” or by our brand name “ALTI-ESS”), (3) Collaborations and (4) License fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectability is reasonably assured.

Revenue from nLTO related product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.

Revenue from commercial collaborations and license fees is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.

Revenue from ESS projects is recognized using the Completion Method under the long-term contract accounting. The Company recognizes the full amount of revenue from long-term contracts, defined as contracts longer than twelve months, upon completion, delivery and written acceptance received from the customer. All contract costs incurred are included in the balance sheet as deferred costs until the related revenue is recognized. At each reporting date, the Company reviews its long-term contracts to determine if revenue from contracts are expected to exceed the related estimated total costs. In the cases where estimated costs will exceed revenues, the Company recognizes as an expense in cost of goods sold the full amount of the estimated costs above the contract revenue value. Cash received in advance relating to the future performance of services, deliveries of products and/or long term contracts are deferred until the performance of the service is completed, the product is shipped, and/or the contract is completed and accepted by the customer.

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

Comprehensive Loss

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. Stock options and warrants can exercise a total amount of common stock for 20,484 and 441,864 shares as of December 31, 2016 and 2015, respectively, were excluded from the calculations of diluted loss per share.

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

Results of Operations

The following summarizes our revenue, operating expenses, and net loss for all periods presented below The Company develops, produces, sells battery systems and nLTO materials.

The table below sets forth line items from the Company’s audited consolidated Statements of Operations (In thousands of dollars):

	Years ended December 31,
	2016	2015	Increase, (Decrease)	Percentage Increase, (Decrease)

Revenues	$54,687	$14,278	$40,409	283%

Cost of goods sold	37,561	14,034	23,527	168%

Gross profit	17,126	244	16,882	6,919%

Operating expenses
Research and development	3,163	808	2,355	291%
Sales and marketing	291	862	(571)	(66)%
General and administrative	15,655	11,709	3,946	34%
Depreciation and amortization	1,093	1,560	(467)	(30)%
(Gain) loss on disposal of assets	(29)	142	(171)	(120)%
Impairment expense	129	652	(523)	(80)%
Total operating expenses	20,302	15,733	4,569	29%
Loss from operations	(3,176)	(15,489)	12,313	(79)%

Other (expense) income
Interest (expense), net	(3,708)	(2,533)	(1,175)	46%
Gain on foreign exchange	-	1	(1)	(100)%
Other income-buses	21	11,419	(11,398)	(100)%
Other expenses-buses	-	(13,548)	13,548	(100)%
Other income	3,222	644	2,578	400%
Total other (expense) income	(465)	(4,017)	3,552	(88)%

Net loss	$(3,641)	$(19,506)	$15,865	(81)%

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

Revenues: The consolidated revenues for the year ended December 31, 2016 were $54.69 million, an increase of $40.41 million or 283% from $14.28 million for the year ended December 31, 2015. The increase was primarily related to the China operations which is caused by a significant increase in sales of nLTO materials to related parties. The U.S. operations revenue increased minimally by $0.92 million due to recognition of two long term projects, offset by lower sales of nLTO modules and related product sales.

Cost of goods sold: The consolidated costs of goods sold for the year ended December 31, 2016 was $37.56 million, an increase of $23.53 million or 168% from $14.03 million for the year ended December 31, 2015. The increase was primarily related to $22.93 million significant increase in China operations due to the increased sales of nLTO materials to related parties. The cost of goods sold in the U.S. operations increased by $0.6 million mainly due to the recognition of deferred costs associated with the completion of two long term projects, offset by lower cost of goods sold for nLTO modules and related product sales, write-down of inventory sold at lower than cost and scrapped inventory.

Gross Profit: The gross profit for the year ended December 31, 2016 was $17.13 million, an increase of $16.88 million or 6,919% from $0.24 million for the year ended December 31, 2015. The increase was primarily related to $14.88 million significant increase in China operations due to the increased sales of nLTO materials to related parties and the production of nLTO products reached economic scale.

Research and development: The consolidated research and development costs increased by $2.36 million, or 291%, to $3.16 million for the year ended December 31, 2016 from $0.81 million for the year ended December 31, 2015. The substantial increase was due to $2.47 million increase in China for the research and development of storage energy vehicles. The increase was offset by slight decrease of $0.11 million due to lower salaries and benefits expense due to lower headcount at our U.S. facilities.

 Sales and marketing: The consolidated sales and marketing expenses decreased by $0.57 million, or 66%, to $0.29 million for the year ended December 31, 2016 from 0.86 million for the year ended December 31, 2015. The decrease was mainly attributable to lower China operations sales and marketing expenses in advertising and marketing activities.

General and administrative: The consolidated general and administrative expenses increased $3.95 million, or 34%, to $15.66 million for the year ended December 31, 2016 from $11.71 million for the year ended December 31, 2015. The increase was attributable to the China operations where general and administrative expenses increased due to increased headcount in China and increased professional fees to handle the SEC investigation and to prepare the SEC required filings. The general and administrative expense in the U.S. operations decreased due to the net effect of lower operating expenses as we shifted our operation focus to China.

Depreciation and amortization: The consolidated depreciation and amortization decreased by $0.47 million, or 30%, to $1.09 million for the year ended December 31, 2016 from $1.56 million for the year ended December 31, 2015. The decrease was primarily related to the portion of fixed assets that were fully depreciated and selling the leased fixed asset in January 2016.

(Gain) loss on disposal of fixed assets: The 2016 consolidated $0.03 million gain on the disposal of fixed assets was due to an auction held in the first half of 2016, compared to a loss on disposal of fixed assets of $0.14 million, or 120% for the year ended December 31, 2015. This was primarily due to relatively more proceeds received on the fixed assets sold in the U.S. during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Impairment: The Company incurred an impairment expense of $0.13 million during the year ended December 31, 2016 for the two EV buses to be delivered to Wu’an Bus Company because the application for their operation licenses was unsuccessful. The Company incurred a $0.65 million impairment expense related to the write-down to fair market value for an asset during the year ended December 31, 2015 that was leased to a customer under an operating lease in January 2016.

Interest (expense), net: The consolidated interest expense, net increased to $3.71 million for the year ended December 31, 2016 from $2.53 million, an increase of $1.17 million or 46%, for the year ended December 31, 2015. The increase was mainly attributable to the China operations where interest expense increased due to interest charge on new long term loans obtained during the year ended December 31, 2016. The interest expense in the U.S. operations decreased slightly by $0.1 million due to lower loan balances.

Change in fair value of warrants: The value of warrants that were previously issued were re-measured at the end of every reporting period with the change in fair value recognized as a gain or loss in our statement of operations. During the years ended December 31, 2016 and 2015, the Company recorded a gain of $1 thousand and $5 thousand, respectively, due to the change in the fair value of the warrants. All the warrants expired in September 2016.

Gain (loss) on foreign exchange: Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were $nil and $1 thousand during the years ended December 31, 2016 and 2015, respectively.

Other income - buses: Other income - buses decreased to $0.02 million for the year ended December 31, 2016 from $11.42 million for the year ended December 31, 2015, a decrease of $11.40 million or 100%. The decrease was mainly due to no bus sales incurred during the year ended December 31, 2016, while 75 buses were sold during the year ended December 31, 2015.

Other expenses - buses: Other expenses - buses decreased to $nil for the year ended December 31, 2016 from $13.55 million for the year ended December 31, 2015, a decrease of $13.55 million or 100%. The decrease is attributed to no buses were sold in 2016 as compared to the bus costs and other expenses related to the 75 buses sold in 2015.

Other income: Other income increased to $3.22 million for the year ended December 31, 2016 compared to $0.64 million for the year ended December 31, 2015, respectively, an increase of $2.58 million or 404%. The increase was mainly due to grant incentives, which amounting to $2.80 million and was recognized as other income in 2016.

Net loss: Net loss decreased by $15.87 million, or 81%, to $3.64 million for the year ended December 31, 2016 from net loss of $19.51 million for the year ended December 31, 2015. The decrease in net loss was driven by an increase of $16.88 million in total gross profit and offset by an increase in total operating expenses of $4.57 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Liquidity and Capital Resources

Our working deficit is as follows (In thousands of dollars):

	As of December 31, 2016	As of December 31, 2015
Current Assets	$60,383	$63,102
Current Liabilities	(113,805)	(110,948)
Net Working Deficit	$(53,422)	$(47,846)

On December 31, 2016, we had a working capital deficit of $ (53.42) million compared to a working capital deficit of ($47.85) million on December 31, 2015. The increase was primarily related to a decrease in current assets of $2.72 million and an increase of $2.86 million in current liabilities on December 31, 2016 compared to 2015. The decrease in current assets is attributable mainly to an increase of $2.13 million in related party receivable, an increase of $17.62 million in inventory, and a $8.15 million increase in prepaid expenses and other current assets, offset by a $25.41 million decrease in short-term investment, $1.29 million decrease in cash and cash equivalents and a decrease of $3.45 million in deferred contract costs. The increase in current liabilities of $2.86 million was primarily related to $56.78 million increase in amounts due to related parties and $9.62 million increase in trade payables offset by $44.22 million and $18.59 million decrease in short term notes payables and current portion of long term notes payables respectively and further $3.33 million decrease in deferred revenues.

 A summary of our cash flow activities is as follows (In thousands of dollars):

	For the Years Ended December 31,
	2016	2015
Net cash provided by Operating Activities	$4,279	$15,111
Net cash used in Investing Activities	(16,587)	(32,840)
Net cash provided by Financing Activities	11,325	21,501
Effect of exchange rate changes on cash and cash equivalents	(304)	(2,685)
Increase (Decrease) in Cash during the period	(1,287)	1,087
Cash, Beginning of Period	2,088	1,001
Cash, End of Period	$801	$2,088

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

Net cash provided by operating activities was $4.28 million for the year ended December 31, 2016 as compared to a net cash provided of $15.11 million for the year ended December 31, 2015. The net decrease in cash from operations resulted primarily from purchases of inventory and prepaid expenses and other current assets offset by amount due to related party.

Net cash used in investing was ($16.59) million for the year ended December 31, 2016 as compared to ($32.84) million for the year ended December 31, 2015. Cash used in investing activities was driven by our purchases of production equipment and loan to related party offset by the maturing of the term deposit in China.

Net cash provided by financing activities was $11.33 million for the year ended December 31, 2016 as compared to net cash provided by financing activities of $21.50 million for the year ending December 31, 2015. The decrease in cash from financing activities primarily related to higher payments of outstanding notes payable offset by higher loan from related party.

Going Concern

As of December 31, 2016, the Company had a working capital deficiency of $53.4 million and a stockholders’ deficiency of $16.4 million. During the years ended December 31, 2016, the Company incurred a net loss of $3.64 million. In addition, the Company has $8.06 million of debt coming due in the next 12 months. The Company had capital commitments of $25.47 million as of December 31, 2016, of which $22.93 million is within one year. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing of this report.

The Company’s primary source of operating funds has been debt financing and cash flow from operations. The Company anticipates continuing to have positive cash flows from operations as it ramps up production at their new manufacturing facilities. The management is taking actions to pay off loans when due, refinance existing loans if needed, obtain additional loans collateralized by the land use rights and Machinery and equipment, related party guarantees, third party guarantees and other assets. However, there is no assurance that additional grant funds to cover our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise additional funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing. We may not be able to raise sufficient equity capital to finance our operations due to our operating results, the lack of a market for our common stock and similar factors.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Capital Commitments Equipment

The Company has contractual obligations related to future capital expenditures for equipment as of December 31, 2016. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2016 is $25.47 million.

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

Debt

As of December 31, 2016, we were required to pay principal amounts of $8.06 million payable in 2017.with the remainder of $37.95 million payable in and after 2018.

Lease

On January 27, 2015, we entered into a Client NNN Lease (the “Lease”) with Flagship Enterprise Center, Inc.  Under the Lease, the Company will continue to lease the 70,000 square feet of space it currently occupies in Anderson, Indiana. The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under the lease is $0.26 million plus IT fees, utilities and maintenance. The majority of the space was used for the production of prototype batteries and battery systems until December 31, 2015. The rest of the space is used for office space to provide technical engineering and support services, primarily to our China entities.  Effective May 1, 2016, we agreed to pay $0.14 million as a payment to terminate this lease effective by the end of May 2016. We have been granted use of the office space from the termination date, at no additional charge, until the landlord finds a new tenant. The landlord will give the Company thirty days’ notice at their discretion to vacate the premises. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Altair Nanotechnologies, Inc.

We have audited the accompanying consolidated balance sheet of Altair Nanotechnologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altair Nanotechnologies, Inc. and Subsidiaries, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

Guangzhou, China

May 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Altair Nanotechnologies, Inc.

We have audited the accompanying consolidated balance sheet of Altair Nanotechnologies, Inc. and its Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altair Nanotechnologies, Inc. and its Subsidiaries, as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Marcum llp

New York, NY
November 15, 2016

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except shares)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$801	$2,088
Restricted cash	216	231
Short-term investment	-	25,410
Accounts receivable, net	137	523
Amounts due from related parties	18,062	15,923
Notes receivable	-	74
Inventories	25,290	7,671
Prepaid expenses and other current assets	15,877	7,728
Deferred contract costs	-	3,454
Total current assets	60,383	63,102
Prepaid expenses, non-current	855	3,792
Property, plant and equipment, net	74,143	36,395
Land use right, net	24,422	26,685
Patents, net	-	47
Long term receivable, net of current portion	3,136	4,138
Total assets	$162,939	$134,159
LIABILITIES AND EQUITYLIABILITIES AND STOCKHOLDERS’DEFICIT
Current Liabilities
Trade accounts payable	$16,723	$7,107
Amounts due to related parties	82,239	25,459
Deferred revenues and customer deposit	443	3,776
Deferred income - grant incentives, current	536	551
Current portion of long term notes payable	6,974	25,564
Accrued expenses and current liabilities	5,801	3,518
Notes payable	750	44,973
Capital lease obligation, current portion	339	-
Total current liabilities	113,805	110,948
Long term notes payable, net of current portion	29,148	6,622
Other non-current liabilities	3,062	3,565
Deferred income - grant incentives, non-current	24,536	26,192
Capital lease obligation, less current portion	8,804	-
Total liabilities	179,355	147,327
Commitments and contingencies	-	-
Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized; 11,606,735 shares issued and outstanding at December 31, 2016 and 2015	12	12
Additional paid in capital	259,912	259,102
Accumulated deficit	(276,136)	(272,495)
Accumulated other comprehensive (loss) income	(204)	213
Total stockholders’ deficit	(16,416)	(13,168)
Total liabilities and stockholders’ deficit	$162,939	$134,159

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of United States Dollars, except share and per share amounts)

	Years Ended December 31,
	2016	2015
Revenue:
Product sales	$8,348	$5,883
Product sales – related parties	45,856	7,919
License fees	400	332
Commercial collaborations	83	144
Total revenues	54,687	14,278
Cost of goods sold:
Product costs	6,981	5,159
Cost to related party sales	30,580	7,523
Inventory write down	-	1,352
Total cost of goods sold	37,561	14,034

Gross profit	17,126	244
Operating expenses:
Research and development	3,163	808
Sales and marketing	291	862
General and administrative	15,655	11,709
Impairment loss	129	652
Depreciation and amortization	1,093	1,560
(Gain) loss on disposal of assets	(29)	142
Total operating expenses	20,302	15,733
Loss from operations	(3,176)	(15,489)
Other income (expense):
Interest expense, net	(3,708)	(2,533)
Gain on foreign currency transactions	-	1
Other income - electric bus sales	21	11,419
Other expense – electric bus sales	-	(13,548)
Other income	3,222	644
Total other expense	(465)	(4,017)
Net loss	$(3,641)	$(19,506)
Other comprehensive loss:
Foreign currency translation adjustments	(417)	(492)
Comprehensive loss	$(4,058)	$(19,998)
Loss per common share - basic and diluted	$(0.31)	$(1.68)
Weighted average shares - basic and diluted	11,606,735	11,606,735

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Expressed in thousands of United States Dollars, except shares)

					Accumulated
					Other
	Common Stock		Additional Paid	Accumulated	Comprehensive
	Shares	Amount	In Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2014	11,606,735	$12	$259,091	$(252,989)	$705	$6,819
Net loss	-	-	-	(19,506)	-	(19,506)
Currency translation adjustment	-	-	-	-	(492)	(492)
Stock-based compensation	-	-	11	-	-	11
Balance, December 31, 2015	11,606,735	12	259,102	(272,495)	213	(13,168)
Waiver of payable by a related party	-	-	810	-	-	810
Net loss	-	-	-	(3,641)	-	(3,641)
Currency translation adjustment	-	-	-	-	(417)	(417)
Balance, December 31, 2016	11,606,735	$12	$259,912	$(276,136)	$(204)	$(16,416)

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

	Years Ended December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,641)	$(19,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,626	1,560
Inventory reserve	281	1,352
Accretion of other non-current liabilities	317	255
Accretion of long term receivables	(155)	(424)
Accretion of long term notes payable	431	-
Accretion of capital lease obligation	175	-
Share-based compensation	-	11
Bad debt expense	-	(6,287)
Impairment loss	129	652
Changes in operating assets and liabilities:
Accounts receivable	385	52
Note receivables	73	-
Inventories	(19,170)	(2,109)
Prepaid expenses and other current assets	(9,159)	25,511
Deferred contract costs	3,454	(1,022)
Trade accounts payable	1,803	(1,885)
Long term receivable	1,808	(3,324)
Accrued expenses and current liabilities	2,574	922
Deferred revenue and customer deposit	(3,308)	(2,952)
Deferred income - grant incentives	70	1,238
Other non-current liabilities	(594)	3,217
Amounts due from related parties	(617)	17,740
Amounts due to related parties	25,797	110
Net cash provided by operating activities	4,279	15,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (placement) of term deposit	24,834	(19,726)
Purchase of property, plant and equipment	(25,961)	(12,421)
Sale of property, plant and equipment	565	-
Purchase of land use right	-	(1,435)
Payment from (loan to) related parties	(16,025)	742
Net cash used in investing activities	(16,587)	(32,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	4,673
Proceeds from trade acceptance	678	10,236
Repayment of trade acceptance	(5,022)	(5,610)
Proceeds from notes payable	36,416	39,538
Repayment of notes payable	(70,179)	(26,402)
Loan from (repayment to) related party	49,432	(934)
Net cash provided by financing activities	11,325	21,501
Effect of exchange rate changes on cash and cash equivalents	(304)	(2,685)
Net change in cash and cash equivalents	(1,287)	1,087
Cash and cash equivalents at beginning of year	2,088	1,001
Cash and cash equivalents at end of year	$801	$2,088

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest expense	$4,328	$5,467
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$9,382	$-
Related parties debt settlement	$13,323	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

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

In January 2014, the Company approved plans to consolidate all manufacturing operations in the United States of America (“U.S.A.”) and to move them to Wu’an, China.  The Company will continue to retain engineering, research and development, sales and marketing, and support capabilities in the U.S.A. Starting in early 2016, the Company’s principal assets and operations were located in China. Management believed that moving manufacturing operations to China represented a strategic shift such that the change had a major effect on the Company’s operations.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2016, the Company had a working capital deficiency of $53.4 million and a stockholders’ deficiency of $16.4 million. During the years ended December 31, 2016, the Company incurred a net loss of $3.64 million. In addition, the Company has $8.06 million of debt coming due in the next 12 months. The Company has capital commitments of $25.47 million as of December 31, 2016, of which $22.93 million is within one year. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year from the date of this report.

The Company’s primary source of operating funds has been debt financing and cash flow from operations. The Company anticipates continuing to have positive cash flows from operations as it ramps up production at their new manufacturing facilities. The management is taking actions to pay off loans when due, refinance existing loans if needed, obtain additional loans collateralized by the land use rights and Machinery and equipment, related party guarantees, third party guarantees and other assets. However, there is no assurance that additional grant funds to cover our capital needs will be available to us and that we will be able to refinance existing loans, obtain additional loans, or raise additional funds through other sources such as through an equity offering. Even if we are able to obtain additional financing, it may contain undue restrictions, be on terms that are not satisfactory to us, or contain covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of convertible debt and equity financing. We may not be able to raise sufficient equity capital to finance our operations due to our operating results, the lack of a market for our common stock and similar factors.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

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

Reclassification

The Company has reclassified certain comparative balances in the consolidated balance sheet for December 31, 2015 to conform to the current period’s presentation. The reclassification is related to the aggregation of the balances of certain accruals and other liability accounts; accrued salaries and benefits, accrued warranty, accrued liabilities, warrant liabilities, into the other payables and current liabilities account. The reclassification did not have an impact on the reported total assets, liabilities and stockholders’ equity.

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in thousands of U.S. Dollars. The functional currency for the subsidiaries in China is the Chinese Yuan or RMB. Assets and liabilities are translated to the reporting currency at exchange rates on the balance sheet dates, revenue and expenses are translated at average exchange rates during the period, and equity accounts are translated at historical exchange rates except for the change in retained earnings during the year which is the result of the income. The cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' deficit. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign currency transaction gain or loss in the statements of operations.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the assumptions used to calculate deferred revenue, inventory reserve, allowance for bad debt, warranty, impairment, financial guaranty, long term payable, refundable security deposit, deferred income taxes, contingencies, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of bank deposits and institutional money market funds.  Short-term investments that are highly liquid have insignificant interest rate risk and original maturities of 90 days or less, when purchased are classified as cash and cash equivalents. Cash and cash equivalent accounts maintained in financial institutions in the U.S.A. are insured up to $250,000 for each “depositor” by the Federal Deposit Insurance Corporation (“FDIC”).  In the event of bank failure, there is no rule or regulation for obligatory insurance regarding to cash deposit accounts maintained within China. However, the Company has not experienced any losses in such accounts.

Restricted Cash

The Company’s restricted cash represents cash restricted as performance guarantee for China State Grid Project.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term investment

Short-term investments consist primarily of investments in certificate of deposit with maturities between three months and one year.

Accounts Receivable

Accounts receivable consists of amounts due from customers for services and product sales, net of an allowance for doubtful accounts. The Company determines the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss. As of December 31, 2016 and 2015, an allowance for doubtful accounts amounted to $nil and $30,000, respectively, was provided.

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

The allocation of fixed and variable overhead is reviewed every three months and is recorded to inventory based on normal capacity.

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

Prepaid expenses

Prepaid expenses represent cash paid in advance to suppliers for purchases of raw materials. Advances paid to suppliers for purchases of equipment and construction are classified as long term prepaid expenses.

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

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The total contributions paid were $2.02 million and $0.32 million for the years ended December 31, 2016 and 2015, respectively.

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

During the year ended December 31, 2016, the Company recognized impairment loss of $0.13 million for the two EV buses delivered to Wu’an government as the application for their operating licenses was unsuccessful. During the year ended December 31, 2015, the Company incurred an impairment loss of $0.65 million related to the write-down to fair market value for an asset that was leased to a customer under an operating lease. The impairment was to reflect the anticipated loss on the sale of the leased assets incurred in the subsequent period.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful lives:

Building and improvements (years)	20	-	30
Machinery and equipment (years)	5	-	10
Furniture, office equipment and others (years)	3	-	7
Leased asset (years)		10

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Land is not depreciated. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and the interest expenses directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The leased assets are depreciated over the useful lives of the assets. Construction in progress is not depreciated.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents

Patents are related to the Company’s nanoparticle production technology and stated at cost less accumulated amortization. Amortization is recorded using the straight-line method. The patents have been fully amortized as of December 31, 2016.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method over their 50 year useful lives. All land in China is owned by the Chinese government. The government in China, according to law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in China are considered to be leasehold land under lease and are stated at cost less accumulated amortization.

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

Revenue from nLTO related product sales is recognized upon delivery of the product, unless specific contractual terms dictate otherwise.

Revenue from commercial collaborations and license fees is recognized based on various performance measures, such as stipulated milestones.  As these milestones are achieved, revenue is recognized.

Revenue from ESS projects is recognized using the Completion Method under the long-term contract accounting. The Company recognizes the full amount of revenue from long-term contracts, defined as contracts longer than twelve months, upon completion, delivery and written acceptance received from the customer. All contract costs incurred are included in the balance sheet as deferred costs until the related revenue is recognized. At each reporting date, the Company reviews its long-term contracts to determine if revenue from contracts are expected to exceed the related estimated total costs. In the cases where estimated costs will exceed revenues, the Company recognizes as an expense in cost of goods sold the full amount of the estimated costs above the contract revenue value. Cash received in advance relating to the future performance of services, deliveries of products and/or long term contracts are deferred until the performance of the service is completed, the product is shipped, and/or the contract is completed and accepted by the customer.

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

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Overhead Allocation

Facilities overhead and production employee’s fringe benefit costs are allocated to research and development and inventories based on relative labor costs. Production equipment depreciation expense is recorded to cost of goods sold as the equipment is used to produce product sold to customers.

Comprehensive Loss

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. Stock options and warrants can exercise a total amount of common stock for 20,484 and 441,864 shares as of December 31, 2016 and 2015, respectively, were excluded from the calculations of diluted loss per share.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses in the Company’s consolidated statement of operations. Advertising, sales and marketing costs were approximately $0.29 and $0.87 million, respectively, for the years ending December 31, 2016 and 2015.

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

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

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

 Geographic Information and Concentration

Geographic operating information is consistent with how the Chief Executive Officer and Interim Chief Financial Officer reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Power and Energy Group (PEG) is the Company’s current and future focus for corporate development. The PEG group develops, produces, and sells nLTO battery modules and larger utility-scale energy storage system projects. Resource allocation and performance assessment is concentrated as one operating level and the Company manages its current business primarily on a geographic basis.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2016 and 2015, the Company’s consolidated balance sheets included the fair value of a warrant liability of $nil and $nil, respectively (see Note 5 and Note 15).

Recently Issued Accounting Guidance

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, “Statement of Cash Flows-Restricted Cash”. ASU 2016-18 modifies the requirement on the statement of cash flow to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is in the process of evaluating the impact of ASU 2016-18 on the Company’s financial statements and disclosures.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company early adopted this guidance, prospectively, as of January 1, 2016. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company plans to adopt this standard on January 1, 2018. As of December 31, 2016, the majority of the Company’s revenue is generated from product sales. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures. .The Company is still evaluating the impact on its results of operations or cash flows. The Company expects to complete its assessment of the effect of adopting ASU No. 2014-09 by the end of 2017, as well as the selection of a transition approach.

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

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

 NOTE 4 – ELECTRIC BUS SALES (CONTINUED)

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

During the year ended December 31, 2015, the Company delivered 28 EV Buses to Wu’an and 47 EV Buses to Handan and recognized other income of $11.3 million net of the fair value of the financial guarantee provided for Handan. The unearned financial guaranty premium will be amortized using straight-line amortization method over 10 years.

During the year ended December 31, 2016, the Company did not deliver any buses to Wu’an.

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

In thousands except for bus delivered quantities:

	Years Ended December 31,
	2016	2015
Buses delivered	-	75
Other income- buses, gross	$-	$11,473
Financial guarantee premium	21	(54)
Other income- buses, net	21	11,419

Other cost of buses purchased from related parties (Note 18)

	-	11,409
Security deposit expense	-	727
Rebates expense	-	1,412
Other expenses- buses	$-	$13,548

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and short-term notes receivable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The estimated fair values of the Company's debt approximately carrying values as the interest rates under the loan agreements either approximately current market rates or there were not significant fluctuations in current market rates to change the fair values of the underlying instruments. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

NOTE 6 –INVENTORIES

Inventory relates to the production of battery systems and nLTO related products targeted at the electric grid, transportation, and industrial markets, which consisted of the following: (In thousands of dollars):

	December 31,
	2016	2015
Raw materials	$4,756	$2,800
Work in process	1,638	1,041
Finished goods	18,896	3,830
Total inventories	$25,290	$7,671

  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (In thousands of dollars):

	December 31,
	2016	2015
Prepaid inventory purchases	$3,243	$623
Prepaid Service Fee	1,597	1,016
Prepaid VAT	8,508	3,207
Current portion of long term receivable	1,501	1,603
Electric bus for resale (Note 4)	-	132
Other receivables – electric bus (Note 4)	409	437
Deposits	118	97
Prepaid insurance	126	221
Others	375	392

Total prepaid expenses and other current assets	$15,877	$7,728
Deferred contract costs	$-	$3,454
Prepaid equipment purchases, non-current	$855	$3,792

Patents, net	$-	$47
Long term receivable	$3,136	$4,138

Other receivable consists of amount due from the third-party companies, which was incurred when the Company agreed to resell the EV Bus to the third-party companies. For the year ended December 31, 2016, the Company recorded an impairment loss of $0.13 million for electric bus for resale, as the application for their operating license was unsuccessful.

Long term receivable consists of due from a third-party leasing company, which were incurred when the Company agreed to provide to a third-party leasing company a security deposit equals to 20% of the contract price and is refundable over a ten-year period upon Handan’s completion of its obligations to the third-party leasing entity (Note 4). Included in the other assets, non-current account is the guarantee deposit for the failed sales-leaseback transaction (Note 12) and capital lease transaction (Note 13).

The following lists the components of the net present value of long term receivable (In thousands of dollars):

	December 31,
	2016	2015
Gross long term receivable	$6,827	$8,243
Less: unearned interest income	(2,190)	(2,502)
Net present value of long term receivable	4,637	5,741
Less: Current portion of long term receivable	(1,501)	(1,603)
Net present value of long term receivable, net of current portion	$3,136	$4,138

As of December 31, 2015, the effective interest rate on amortized unearned interest income of long term receivable from refundable security deposit was approximately 10.00% per annum.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS (CONTINUED)

As of December 31, 2016, the effective interest rate on amortized unearned interest income of long term receivable from guarantee deposit for sale-leaseback was approximately 7.13% per annum and the effective interest rate on amortized unearned interest income of long term receivable from guarantee deposit for capital lease transaction ranged from 9.29% to 9.45%.

As of December 31, 2016, future minimum collections are as follows (In thousands of dollars):

Years ended December 31,	Future minimum collections
2017	$1,797
2018	-
2019	138
2020	1,438
2021	1,090
Later years	2,364
Total	$6,827

Deferred contract costs were costs deferred for multiple large scale projects for which revenue was received and was recognized in accordance with the completed contract method in August 2016.

Patents are associated with the nanomaterials and titanium dioxide pigment technology, which the Company is amortizing on a straight-line basis over their useful lives.

Amortization expense, for the years ended December 31, 2016 and 2015, was approximately $47,000 and $80,000 for each year. Annual amortization expense relating to patents has ended in 2016.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (In thousands of dollars):

	December 31,
	2016	2015
Machinery and equipment	$41,904	$11,049
Building and improvements	22,762	13,498
Furniture, office equipment & others	1,731	1,844
Leased assets	15,824	1,682
	82,221	28,073
Less: accumulated depreciation	(12,452)	(12,864)
	69,769	15,209
Add: construction in process	4,374	21,186
Total property, plant and equipment, net	$74,143	$36,395

The leased assets were pledged against the lease payments associated with the capital lease transactions as of December 31, 2016 (Note 13). Machinery and equipment amounting to $13.26 million was pledged against the lease payments associated with the sale-leaseback transaction as of December 31, 2016 (Note 12).

Depreciation expense for the years ended December 31, 2016 and 2015 totaled approximately $3.03 million and $0.93 million, respectively.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

 NOTE 9 – LAND USE RIGHTS

From fiscal year 2012 to 2015, Northern Altair signed agreements to receive five separate Land Use Rights for a period of 50 years with land sizes of approximately 66 acres, 40 acres, 10 acres, 8.6 acres and, 13.7 acres, respectively, of industrial land in Wu’an, China from Hebei Wu’an Municipal People’s Government. The Company paid approximately $12.17 million, $8.58 million, $1.86 million, $2.15 million and $ 2.93 million for each Land Use Right respectively. Payment amount included land transfer tax and other fees. These Land Use Rights are being used for the Company’s nLTO and energy storage system manufacturing operations in China. Upon the 50-year expiration of the Land Use Rights, the Company will be required to bid again to obtain an extension of these rights. The company received various incentives and grants from the Wu’an government in conjunction with obtaining the Land Use Rights (see Note 11).

 As consideration for the land use rights, Northern Altair agreed to make fixed asset investments on the land of approximately $314.85 million, subject to grant incentives from Wu’an, China, over period of 50-year life of the land use rights, with initial construction occurring in 2013. Additional construction phases will be contingent upon loan guarantees and other incentives from Wu’an, China as well as other market conditions. The total fixed asset and intangible asset investments shall include the cost of buildings, structures, auxiliary facilities and equipment. Northern Altair is prohibited from transferring the Land Use Right until funding at least 25% of the land investment commitment noted above.

The following summarizes Land Use Rights (In thousands of dollars):

	December 31,
	2016	2015
Land use rights	$26,292	$28,119
Less: accumulated amortization	(1,870)	(1,434)
Total land use rights, net	$24,422	$26,685

The carrying amount pledged (In thousands of dollars):

	December 31,
	2016	2015
Pledged for bank loan (Note 12)	$11,398	$20,222
Pledged for guarantee provided to a related party (Note 18)	5,919	3,671
Total	$17,317	$23,893

The Land Use Rights were recorded at cost and are being amortized on a straight-line basis over its 50-year useful life. The amortization expense was approximately $0.55 million each for the years ended December 31, 2016 and 2015, respectively. The Company expects to record annual amortization expense of approximately $0.55 million for each of the five succeeding years.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (In thousands of dollars):

	December 31,
	2016	2015

Accrued salaries and benefits	$4,084	$1,915
Accrued warranty	71	168
Accrued professional fee	790	252
Other payable	380	290
Other taxes payable	88	587
Current portion of rebate and guarantee from bus sales	273	266
Other current liabilities	115	40
Total accrued expenses and other liabilities	$5,801	$3,518
Other non-current liabilities	$3,062	$3,565

Other non-current liabilities mainly consists of due to a third-party leasing company, which were incurred when the Company agreed to pay an initial 8% of the contract price for rebates and to make subsequent quarterly payments, for a ten-year period, to a third-party leasing company as an incentive (Note 4).

Accrued warranty consisted of the following (In thousands of dollars):

	December 31,
	2016	2015
Beginning Balance – January 1,	$168	$173
Charges for accruals in the current period	91	265
Reductions for expired warranty or services provided	(188)	(270)
Ending Balance – December 31,	$71	$168

NOTE 11 – GRANT INCENTIVES

In conjunction with the Land Use Rights obtained by Northern Altair (Note 9), Northern Altair applied for and received various incentives and grants from the Wu’an China Government. Such grants and incentives are required to be used to support the construction of planned facilities in Wu’an China and the purchase of related manufacturing equipment. During the years ended December 31, 2016 and 2015, the Company received grant incentives of $0.67 million and $2.58 million, respectively.

The Company received $2.7 million in a loan interest subsidy during the year ended December 31, 2016. Part of the loan interest subsidy was capitalized and the remaining amount of the subsidy, $0.28 million, should be amortized based on the useful life of the plant. The Company received grant incentives $0.64 million to be used for plant construction during year ended December 31, 2015.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 11 – GRANT INCENTIVES (CONTINUED)

Grant amounts received are included in the balance sheet as deferred income and are recognized as income over the useful life of the related assets upon placing such assets into service. The following summarizes grant incentives for the years ended December 31 (In thousands of dollars):

	2016	2015
Beginning balance, January 1,	$26,743	$25,505
Grants received in the current year	664	3,216
Foreign currency translation adjustment	(1,741)	(1,429)
Grants recognized in other income	(594)	(549)
Ending balance December 31	$25,072	$26,743
Less: current portion of deferred income – grant incentive	$(536)	$(551)
Deferred income – grant incentive - non current	$24,536	$26,192

NOTE 12 – NOTES PAYABLE

Notes payable consist of trade acceptances and bank loans as discussed below (in thousands of dollars):

	December 31,
	2016	2015
Trade acceptances	$-	$4,445
Short-term bank loans	750	40,528
Notes payable - short-term	$750	$44,973

Long-term bank loans	$21,599	$32,186
Less: current maturities of long-term bank loans	(6,480)	(25,564)
Long-term bank loans, net of current portion	$15,119	$6,622

Failed sale-leaseback financing obligation	$14,523	$-
Less: current portion of failed sale-leaseback financing obligation	(494)	-
Failed sale-leaseback financing obligation, net of current portion	$14,029	$-

Long-term notes payable	$36,122	$32,186
Less: current maturities of long-term notes payable	(6,974)	(25,564)
Long-term notes payable, net of current portion	$29,148	$6,622

Trade Acceptances

The Company issued trade acceptances to suppliers. Trade acceptances are presented to certain suppliers as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months. Trade acceptances are secured by certificate of deposit in the bank for the amount of $nil and $5.39 million as of December 31, 2016 and 2015, respectively.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 12 – NOTES PAYABLE (CONTINUED)

Bank Loans

Bank loans represent loans from commercial banks that were used for working capital and capital expenditures purposes.

	2016	2015
Short-term bank loan
Weighted-average interest rate as of December 31	18.00%		7.06%
Maturities	June 2017	May 2016	to	September 2016
Weighted average balance during the year ended December 31 (in thousands of dollars)	$29,302		$20,502

	2016			2015
Long-term bank loan
Weighted-average interest rate of the loans outstanding as of December 31		11.62%			11.03%
Maturities	September 2017	to	June 2018	September 2016	to	September 2017
Weighted average balance during the year ended December 31 (in thousands of dollars)		$20,729			$33,015

The total carrying amount of Land Use Rights that have been pledged as collateral to secure financing from commercial banks is $11.40 and $20.22 million as of December 31, 2016 and 2015, respectively.

The total carrying amount of certificate of deposits that have been pledged as collateral to secure financing from commercial banks is $nil and $20.02 million, as of December 31, 2016 and 2015, respectively.

The total carrying amount of note receivable from related parties that have been pledged as collateral to secure financing from commercial banks is $nil and $1.54 million, as of December 31, 2016 and 2015, respectively (See Note 18).

As of December 31, 2016 and 2015, a short term bank loan with amounting to $nil and $20.02 million was secured of guarantee from a related party, Zhuhai Yinlong New Energy Co., Ltd, personal guarantees executed by certain directors of the Company (See Note 18), and guarantee from a third party; long term bank loans with amounting to $6.48 and $6.93 million was secured of guarantee from a third party.

Interest expense for the years ended December 31, 2016 and 2015 was $4.69 million and $2.95 million, respectively. Capitalized interest expense for the years ended December 31, 2016 and 2015 was $1.31 million and $2.79 million, respectively.

In addition to guarantee provided by related parties discussed above, some third parties have also pledge on same guarantee for total amount of $nil and $20.02 million, as of December 31, 2016 and 2015 respectively.

As of December 31, 2016, the Company is required to pay principal amounts of $7.23 million payable in 2017 with $15.12 million payable in 2018.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 12 – NOTES PAYABLE (CONTINUED)

Failed Sale-Leaseback Financing Obligation (in thousands of dollars)

On July 26, 2016, the Company entered into a contract with Hengqin Golden Investment International Financial Leasing Co., Ltd (“Golden Investment”) to sell fifty-five pieces of equipment (the "Equipment") currently in use and simultaneously leased it back. The Company regains the ownership of Equipment at the end of the lease term and the Company also assumes all risks of damages to the Equipment and continued to manage, control, administrate, and operate the Equipment. These rights and obligations constitute continuing involvement, which result in a failed sale-leaseback financing obligation. Under the failed sale-leaseback financing obligation, the Company is deemed owner of the Equipment and the transaction is treated as a financing arrangement. The lease term is for sixty months commencing on July 28, 2016. The first lease payment was made on July 27, 2016 and the subsequent payment is due every six months starting from the first payment date.

In connection with the failed sale-leaseback financing obligation, the Company pledged the fifty-five pieces of Equipment with carrying amount to $13.26 million as of December 31, 2016 as collateral to Golden Investment and the following related parties individually entered into a guaranty contract with Golden Investment to provide joint liability guarantee for the payments under the financing arrangement:

1	Zhuhai Yinlong New Energy Co., Ltd.
2	Zhuhai Guangtong Auto Co., Ltd.
3	Shijiazhuang Zhongbo Auto Co., Ltd.
4	Hebei Yinlong New Energy Co..

The arrangement also contained two special provisions:

(1)

The lease-term would be reduced from sixty months to thirty-six months if an anticipated merger failed. On November 17, 2016, the anticipated merger was rejected by Zhuhai Yinlong New Energy Co, Ltd. and Golden Investment confirmed that the lease terms would remain unchanged.

(2)	The lease term would be accelerated if certain affiliated companies of the Company breach their separately signed contracts with Golden Investment.

The following lists the components of the net present value of financing obligation: (In thousands of dollars)

December 31,
2016
Gross failed sale-leaseback financing obligation payments	$16,948
Less: Discount on gross failed sale-leaseback financing obligation payments	(2,425)
Net present value of failed sale-leaseback financing obligation payments	14,523
Less: Current portion of failed sale-leaseback financing obligation payments	(494)
Net present value of failed sale-leaseback financing obligation payments, net of current portion	$14,029

As of December 31, 2016, the aggregate effective interest rate on the failed sale-leaseback financial obligation is approximately 7.13% per annum.

The amortization for discount on the failed sale-leaseback financing obligation for the year ended December 31, 2016 was approximately $0.4 million.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 12 – NOTES PAYABLE (CONTINUED)

The present value of the net minimum payments on the failed sale-leaseback financing obligation as of December 31, 2016 is as follows (In thousands of dollars):

	2017	2018	2019	2020	2021	Total
Minimum lease payments	$1,460	$4,548	$6,297	$2,537	$2,106	$16,948
Less: Amortization of discount	(966)	(790)	(433)	(194)	(42)	(2,425)
Failed Sale- Leaseback - Financing Obligation	$494	$3,758	$5,864	$2,343	$2,064	$14,523

NOTE 13 – CAPITAL LEASES OBLIGATION

On August 8, 2016, Northern Altair entered into a purchasing contract with Haitong Hengxin International Financial Leasing Co., Ltd. (“Hengxin”), a third party and thirteen other suppliers, where Hengxin will purchase the equipment selected by the Company from the suppliers and then lease them back to the Company. The lease term is initially for five years and contingent upon the occurrence of certain events, Hengxin has the rights to (i) reduce the lease term from five years to three years or (ii) upon default by the Company, Hengxin has the right to convert the remaining balance owed under the financing arrangement into the equity of the Company.

On November 17, 2016, the contingent event was triggered when the anticipated merger was rejected by majority shareholders and Hengxin confirmed that it would not exercise the right and that the lease terms remained unchanged and no conversion right would be exercised.

In connection with the financing arrangement, the Company pledged the leased equipment as collateral to Hengxin and certain related parties including Zhuhai Yinlong New Energy Co., Ltd., Shijiazhuang Zhongbo Auto Co., Ltd., and Hebei Yinlong New Energy Co., who individually entered into a guaranty contract with Hengxin to provide joint liability guarantee for the lease payments. In addition, Hebei Yinlong New Energy Co. pledged its accounts receivable with Hengxin.

In connection with the financing arrangement, the Company entered into a consulting agreement with Hengxin. The consulting agreement stipulated an additional consulting fee of 6% of the total purchase price of the equipment by Hengxin. The Company accounted for the consulting agreement as down payment for the capital lease as in substance those payments resemble required return by Hengxin.

The first lease payment was made in September 2016, and a subsequent payment is due every six months from the first lease payment date. According to the lease contract, the Company has a purchase option, renewal option or can just return the equipment at the end of lease term provided that the Company is not in default.

The following lists the components of the net present value of capital leases obligation: (In thousands of dollars)

December 31,
2016
Gross capital lease obligation	$11,418
Less: Discount on capital lease obligation	(2,275)
Net present value of capital lease obligation	9,143
Less: Current portion of capital lease obligation	(339)
Net present value of capital lease obligation, net of current portion	$8,804

 As of December 31, 2016, the aggregate effective interest rate on amortized discount on capital lease obligation is in the range of 9.29% to 9.45% per annum.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 12 – NOTES PAYABLE (CONTINUED)

The amortization for discount on capital lease obligation for the year ended December 31, 2016 was approximately $0.2 million.

The present value of the net minimum payments on capital leases as of December 31, 2016 is as follows (In thousands of dollars):

	2017	2018	2019	2020	2021	Total
Minimum lease payments	$1,142	$2,284	$2,854	$2,854	$2,284	$11,418
Less: Amortization of discount	(803)	(640)	(489)	(268)	(75)	(2,275)
Capital lease obligation	$339	$1,644	$2,365	$2,586	$2,209	$9,143

NOTE 14 – STOCK BASED COMPENSATION

The Company has a 2005 Stock Incentive Plan (the “Plan”), which is administered by the Board of Directors and provides for the granting of options and restricted shares to employees, officers, directors and other service providers and expires 25 years from plan adoption date.   The total number of shares authorized to be granted under the Plan, as amended, is 1,208,333 and of this amount, 833,333 shares are not approved for stock option issuance at this time. The net amount of authorized shares is 375,000. As of December 31, 2016, we have reserved 354,516 shares of common stock for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans. As of December 31, 2016, options to purchase 20,484 shares of common stock are outstanding. The plan expires ten years from the date of the last amendment approved by the stockholders, which was November 21, 2012.

The 1994 and 1998 stock option plans, under which the Company may not make future grants, authorized a total of 275,000 shares, of which options to purchase 38,105 shares of common stock were granted (net of expirations) and no options are outstanding and unexercised at December 31, 2016. Both plans have expired

Options granted under the Plans are granted with an exercise price equal to the fair value of a common share at the date of grant, have five-year or ten-year terms and typically vest over periods ranging from immediately to four years from the date of grant.  The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period utilizing the graded vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month in which the options are granted.

  A summary of option activity under the Plans as of December 31, 2016 and 2015, and changes during the year then ended is presented below:

	2016			2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1,	33,041	$53.67	2.2	110,350	$23.05	6.8
Forfeited / expired	(12,557)	45.78	-	(77,309)	8.96	-
Outstanding at December 31,	20,484	50.00	1.6	33,041	53.67	2.2

Exercisable at December 31,	20,484	$50.00	1.6	33,041	$53,67	2.2

 As of December 31, 2016 and 2015, the aggregate intrinsic value was $nil. As of December 31, 2016, there was no unrecognized compensation cost related to non-vested options granted under the plans.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 14 – STOCK BASED COMPENSATION (CONTINUED)

A summary of the status of non-vested options at December 31, 2015 and changes during the year then ended, is presented below:

	2015
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1,	67,150	$2.88
Granted	-	-
Vested	(16,668)	2.88
Forfeited/Expired	(50,482)	2.88
Non-vested options at December 31,	-	$-

 NOTE 15 – WARRANTS

Warrants to purchase were 412,779 shares of common stock at an average price of $14.93. Warrants outstanding were 0 and 412,779 as of December 31, 2016 and 2015, respectively, and there were no warrants issued, expired, redeemed or exercised during each of the years ended December 31, 2016 and 2015. The warrants expired on various dates through September 2016.

NOTE 16 – GEOGRAPHIC OPERATING INFORMATION

The Company operates under one reportable segment because resource allocation and performance assessment have been concentrated as one operating level and the Company manages its business primarily on a geographic basis.

Sales to customers which accounted for more than 10% of Revenues:

Customers	Customers with Sales for Year Exceeding 10% of Total
List of Customers Year Ended 31 December 2016:
Hebei Yinlong New Energy Co., Ltd. – a related party	66%
Zhuhai Yinlong New Energy Co., Ltd – a related party	18%

List of Customers Year Ended 31 December 2015:
Hebei Yinlong New Energy Co., Ltd – a related party	49%
TSK Solar	12%

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 16 – GEOGRAPHIC OPERATING INFORMATION (CONTINUED)

Sales to customers which accounted for more than 10% of Account Receivable:

Customers	Customers with Trade Accounts Receivable at Year End Exceeding 10% of Total Accounts Receivable
December 31, 2016:
Alsher Titania, LLC	73%
Nano Power a.s.	17%

December 31, 2015:
Maui Electric Company, Ltd.	47%
Hybricon	33%

 Revenues for the years ended December 31, 2016 and 2015 by geographic area based on location of customers were as follows (In thousands of dollars):

	2016	2015
United States	$6,074	$812
China	45,876	7,919
Belgium	327	403
Australia	9	-
UK	-	117
Finland	1,610	936
Sweden	143	989
Spain	8	-
Czech Republic	640	829
Other foreign countries	-	2,273
Total	$54,687	$14,278

Geographic information for long-lived assets, which was based on physical location of the assets, was as follows (In thousands of dollars):

	2016	2015
United States	$1,888	$1,867
China	100,668	69,190
Total	$102,556	$71,057

Geographic information for revenue, which was based on physical location of operations, was as follows (In thousands of dollars):

	2016	2015
United States	$7,280	$6,359
China	47,407	7,919
Total	$54,687	$14,278

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 17 –TAXATION

Income Tax

United States

The Company and its subsidiaries included Altair U.S. Holdings and Altairnano, Inc., were incorporated in Nevada and are subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%.

The Peoples Republic of China

The PRC Corporate Income Tax (“CIT”) is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008. CIT Law imposes a unified income tax rate of 25% for all resident enterprises in China, including both domestic and foreign invested enterprises. Altair China and Northern Altair were incorporated in the PRC and are subject to an income tax rate of 25%.

The U.S. and non-U.S. component of income (loss) before income taxes for the years ended December 31, 2016 and 2015 are as follows (In thousands of dollars):

	2016	2015

U.S.	$(5,174)	$(6,503)
Non-U.S.	1,533	(13,003)
Loss before provision for income taxes	$(3,641)	$(19,506)

The Company’s components of tax expense for the years ended December 31, 2016 and 2015 is as follows (In thousands of dollars):

	2016	2015
Loss before income taxes:	$(3,641)	$(19,506)
Provision for income taxes:
Current:
U.S. Federal	-	-
U.S. State	-	1
Non-U.S	-	-
Amount Reported as G&A	-	(1)
	-	-
Deferred:
U.S. Federal	(1,625)	(2,189)
U.S. State	(2)	(1)
Non- U.S.	1,810	(2,893)
Valuation allowance	(183)	5,083
Subtotal	-	-
Provision for income taxes	$-	$-

Because of net operating losses and the full valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015.

  ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 17 –TAXATION (CONTINUED)

Income Tax (continued)

The components of the deferred tax assets and liabilities consisted of the following as of December 31, 2016 and 2015 (In thousands of dollars):

	2016	2015
NOL carryforwards	$24,636	$24,844
Tax credit carryforwards	276	276
Intangibles	(16)	(16)
Accruals & Reserves	781	3,233
Other	32	33
PP&E	664	328
Valuation allowance	(26,373)	(28,698)
Net deferred taxes	$-	$-

Reconciliation of income tax expense

	For the Years ended December 31
	2016	2015

Book Income (Loss)	$(1,274)	$(6,827)
Expiration of NOLs	-	-
Stock options	-	4
Other	239	363
Valuation allowance	(183)	5,083
Accrued social benefits	227	221
Accrued Audit and Legal Fees	1,147	-
Foreign tax rate differential	(154)	1,157
State taxes	(2)	(1)
Provision for income taxes	$-	$-

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it is more likely than not that the Company will not realize benefits of these deductible differences as of December 31, 2016. Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of December 31, 2016 and 2015.

As of December 31, 2016, the Company had federal and state net operating loss carry-forwards of $68.5 million and $2.3 million, respectively. The Company’s federal and state net operating loss carry-forwards begin to expire in 2018 and 2016, respectively. At December 31, 2016, the Company had net operating loss carry-forwards in China of $2.1 million that begin to expire in 2022.

Utilization of the Company’s NOLs may be subject to substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The Company has not performed a Section 382 study since 2012. Due to changes in stock ownership since 2012, there may be additional limitations on the utilization of the Company’s NOLs.

The Company is subject to taxation in the U.S., and China. The Company has not been audited by any jurisdiction since its inception in 1998. The Company is open for audit by the U.S. Internal Revenue Service, the Canada Revenue Agency, and the Chinese Ministry of Finance and U.S. state tax jurisdictions from 2013 to 2016.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 17 –TAXATION (CONTINUED)

Income Tax (continued)

There were no material uncertain tax positions as of December 31, 2016 and 2015. Interest or penalties related to unrecognized tax benefits are not material. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any.

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS

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

During the years presented, the details of the related party balances and transactions were as follows (In thousands of dollars)

Balances

		December 31,
	Note	2016	2015
Amounts due from related parties:
Accounts receivable		$2,943	$203
Other receivable		-	582
Note receivable		-	1540
Loans receivable		15,119	13,598
Total Amount due from related parties		$18,062	$15,923

1. Accounts receivable

		December 31,
	Note	2016	2015

Hebei Yinlong New Energy Co., Ltd	b	$2,943	$-
Zhuhai Yinlong New Energy Co., Ltd	a	-	203
Total		$2,943	$203

During the years presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

 2. Other receivable

		December 31,
	Note	2016	2015

Zhuhai Yinlong New Energy Co., Ltd	a	$-	$308
Zhuhai Guangtong Auto Co., Ltd (Handan Branch)	c	-	274
Total		$-	$582

During year ended December 31, 2016, the Company settled the receivables by cash refund and net settlement agreement with the parties.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

3. Note receivable

		December 31,
	Note	2016	2015

Hebei Yinlong New Energy Co., Ltd	b	$-	$1,540

Related Party (listed above) issued trade acceptances to the Company during 2015. Trade acceptances are presented to the Company as a payment against the outstanding trade payable. These trade acceptances are non-interest bearing and mature within six months.

4. Loans receivable

		December 31,
	Note	2016	2015

Hebei Yinlong New Energy Co., Ltd	b	$15,119	$-
Guangdong Yintong Investment Holdings Group Co., Ltd	e	-	2,772
Zhuhai Guangtong Auto Co., Ltd (Handan)	c	-	10,826
Total		$15,119	$13,598

During the years presented, the Company provided the non-interest bearing loans to related parties (listed above) and all loans are due on demand.

		December 31,
	Note	2016	2015
Amounts due from related parties:
Trade accounts payable and other payable		$886	$679
Sales deposit received in advance		24,270	1,426
Borrowing payable		56,382	23,354
Payment behalf of Northern Altair		701	-
Total Amount due to related parties		$82,239	$25,459

 1. Trade accounts payable and other payable

		December 31,
	Note	2016	2015

Hebei Yinlong New Energy Co., Ltd	b	$254	$3
Zhuhai Guangtong Auto Co., Ltd	c	632	676
Total		$886	$679

During the years presented, the Company had trade payable and other payable to related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Guangtong Auto. Hebei Yinlong waived payable debt of $0.79 million.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

2. Sales deposit received in advance

		December 31,
	Note	2016	2015

Zhuhai Yinlong New Energy Co.,Ltd	a	$24,270	$-
Hebei Yinlong New Energy Co., Ltd	b	-	1,426
Total		$24,270	$1,426

During the years presented, the Company sold products to related party (listed above), mainly engaged in producing and selling of lithium-ion power batteries and energy storage batteries.

3. Borrowing payable

		December 31,
	Note	2016	2015

Hebei Yinlong New Energy Co., Ltd	b	$-	$14,033
Zhuhai Yinlong New Energy Co., Ltd	a	56,382	1,529
Zhuhai Guangtong Auto Co., Ltd	c	-	5,698
Shijiazhuang Zhongbo Auto Co., Ltd	d	-	2,094
Total		$56,382	$23,354

During the years presented, the Company received non-interest bearing loans from related parties (listed above) and all loans are due on demand.

4. Payment behalf of Northern Altair

		December 31,
	Note	2016	2015

Zhuhai Yinlong Electrical Appliance Co., Ltd	i	$701	$-

During the years presented, the Company entrusted Zhuhai Yinlong Electrical Appliance Co., Ltd to settle the payable to Gree related to purchase of materials.

Transactions

		For the Years Ended
		December 31,
	Note	2016	2015
1. Sales
Hebei Yinlong New Energy Co., Ltd	b	$35,873	$6,981
Zhuhai Yinlong New Energy Co., Ltd	a	9,983	938
Total		$45,856	$7,919

During the years presented, the Company sold products to related parties (listed above), mainly engaged in businesses of production and selling of lithium-ion power batteries and energy storage batteries.

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

		For the Years Ended
		December 31,
	Note	2016	2015
2. Purchase
Hebei Yinlong New Energy Co., Ltd	b	$934	$3
Zhuhai Yinlong New Energy Co., Ltd	a	-	154
Zhuhai Guangtong Auto Co., Ltd	c	-	7,193
Total		$934	$7,350

During the years presented, the Company purchased from related parties (listed above), mainly engaged in purchasing of electric cells from Hebei Yinlong New Energy and purchasing of electric buses from Zhuhai Yinlong New Energy Co., Ltd and Zhuhai Guangtong Auto Co., Ltd.

		For the Years Ended
		December 31,
	Note	2016	2015
3. Advances provided
Mr. Sun Guohua	f	$-	$56

During the years presented, the Company provided Mr. Sun Guohua with a traveling advance.

		For the Years Ended
		December 31,
	Note	2016	2015
4. Borrowing from related parties
Hebei Yinlong New Energy Co., Ltd	b	$95,056	$32,948
Zhuhai Yinlong New Energy Co., Ltd	a	-	29,039
Shijiazhuang Zhongbo Auto Co., Ltd	d	6,893	5,386
Total		$101,949	$67,373

During the years presented, the Company received the non-interest bearing loans from related parties (listed above) and all loans are due on demand.

		For the Years Ended
		December 31,
	Note	2016	2015
5. Loan to related party
Hebei Yinlong New Energy Co., Ltd	b	$15,803	$-

During the years presented, the Company provided the non-interest bearing loans to a related party (listed above) and all loans are due on demand.

6. Guarantee Provided to related party

During the years ended December 31, 2016 and 2015, the Company used the Land Use Right as a pledge and provided guarantee for the amount of $5.92 million and $3.67 million, respectively, to Shijiazhuang Zhongbo Auto Co., Ltd to secure financing from commercial banks (Note 9).

ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

7. Guarantee Provided by related party

During year ended December 31, 2015, Mr. Wei Yincang (h), Mr. Wei Guohua (g), and Mr. Sun Guohua (f) jointly provided guarantees to the Company to secure financing from commercial banks for total amount of $20.02 million.

In connection with the financing arrangement with Golden Investment, and capital lease with Hengxin, certain related parties individually entered into a guaranty contract with Golden Investment and Hengxin, respectively, to provide joint liability guarantee for payments under the financing arrangement and capital lease (see Notes 12 and 13).

In addition, Hebei Yinlong New Energy Co., Ltd pledged its accounts receivable with the Hengxin (see Note 13).

Tick marks

a.	Zhuhai Yinlong New Energy Co., Ltd is the majority shareholder of Altair Nanotechnologies Inc.
b.

Hebei Yinlong New Energy Co., Ltd is the wholly owned subsidiary of Zhuhai Yinlong New Energy Co., Ltd, hence Hebei Yinlong New Energy Co., Ltd, and Altair Nanotechnologies Inc. are companies commonly controlled by the same parent company.

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

e.	Guangdong Yintong Investment Holdings Group Co., Ltd is owned by Wei Yincang, Chairman of the Company.
f.	Mr. Sun Guohua is the Chief Executive Officer of the Company.
g.	Mr. Wei Guohua is the Director of Board of the Company.
h.	Mr. Wei Yincang is the Chairman of the Company.
i.

Zhuhai Yinlong New Energy Co., Ltd holds 100% ownership of Zhuhai Yinlong Electrical Appliance Co., Ltd, hence Zhuhai Yinlong Electrical Appliance Co., Ltd and Altair Nanotechnologies Inc., are the companies commonly controlled by the same parent company.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 18 – RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

Related Parties Debt Netting Off

In May 2016, the Company, related party creditors, and related party debtors agreed to net off the amount due from related parties against the amount due to related parties. Thereby, the Company is released from the debt obligation for a total amount of $13.32 million and the Company transferred the ownership of loans receivable to related parties for total amount of $13.32 million.

Related parties involved in settlement are presented in the following table (In thousands of dollars):

May 2016
1. Loans receivable
Guangdong Yintong Investment Holdings Group Co., Ltd	$2,755
Zhuhai Guangtong Auto Co., Ltd (Handan)	10,568
$13,323

May 2016
2. Borrowing payable
Hebei Yinlong New Energy Co., Ltd	$7,662
Zhuhai Guangtong Auto Co., Ltd	5,661
$13,323

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Capital Commitment - Construction

As discussed further in Note 9, in conjunction with the Land Use Rights obtained by Northern Altair, the Company agreed to make fixed asset investments on the land of approximately $314.85 million, subject to loan guarantees and other incentives from Wu’an, China, over an unspecified period of time up to the 50-year life of the Land Use Rights, with initial construction occurring in 2013. The remaining commitment as of December 31, 2016 is $202.48 million.

Capital Commitment – Equipment

The Company has contractual obligations to vendors of machine and equipment related to future capital expenditures as of December 31, 2016. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2016 is $25.47 million. The Company's commitment for minimum payment under these contractual obligations as of December 31, 2016 is as follow:

Minimum future commitments under capital agreements payable (in thousands of dollars):

Capital commitments

Year ending December 31, 2017	$22,926
Year ending December 31, 2018	2,547
Total	$25,473

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 19 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease

The Company leased a 70,000 square feet facility in Flagship Business Accelerator Building located at 3019 Enterprise Drive, Anderson, Indiana under a triple net lease with Flagship Enterprise Center, Inc. The facility was used for the production of prototype batteries and battery systems.  The lease amended on January 27, 2015 will expire on June 30, 2017. Any lease renewal options will be negotiated no less than six (6) months prior to the expiration of this lease. Annual rent under this lease is $0.26 million plus IT fees, utilities and maintenance. Effective May 1, 2016, the Company agreed to pay $0.14 million as a payment to terminate the lease effective by the end of May 2016. Use of the facility has been agreed upon until a new tenant is found. The landlord will give the Company thirty days’ notice at their discretion to vacate the premises. The Company expects to find new office space for the current employees in the general Anderson, Indiana area at a reduced rate and space requirement by the end of the second quarter of 2017.

Environmental Settlement

The Company has received from the State of Nevada a request to contribute to the clean-up of an environmental issue on the Company’s Reno property at 204 Edison Way, Reno, NV. Based on a phase II environmental study for soil and water testing, the Company identified a few non-biodegradable chemicals contaminating the ground in specific areas that the Company’s business did not cause or contribute to during its ownership of the property. The Company plans to settle with the State of Nevada in the first half of 2017, as soon as the settlement amount has been agreed upon. The Company has already spent approximately $150,000 on monitoring wells, the removal of a building and engineering and legal fees and has accrued an estimated $170,000 for the settlement, as of December 31, 2016.

Litigation

The Company is in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

In re Altair Nanotechnologies Shareholder Derivative Litigation, 1:14-cv-09418, 1:14-cv-09958 (S.D.N.Y.): In late 2014, two shareholder derivative actions were filed against the Company and certain of its current and former officers and directors of the Company in the United States District Court for the Southern District of New York.  Altair was named as a nominal defendant. The two cases, which were consolidated on May 15, 2015, allege violations of Section 14(a) of the Securities Exchange Act of 1934, as well as breaches of fiduciary duty and unjust enrichment based on substantially the same facts underlying the putative securities litigation. In July 2016, certain parties executed a stipulation of settlement, without defendants admitting liability, whereby Altair agreed to adopt certain governance proposals and pay an amount not exceeding $150,000 in plaintiffs’ attorneys’ fees and expenses. This initial stipulation and settlement was modified following the deregistration of the Altair as a reporting issuer in November 2016 because certain of the agreed to governance proposals would not apply to a corporation that was not a reporting issuer. The court entered an order preliminarily approving this modified stipulation and settlement on March 8, 2017.  A final settlement hearing has been scheduled for August 10, 2017. If the settlement receives final approval, this action will be dismissed in its entirety.  Notice of the proposed settlement is available on Altair’s website.  A summary notice has also been published online.

 ALTAIR NANOTECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of United States Dollars, except shares)

NOTE 19 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (continued)

In the Matter of Altair Nanotechnologies, Inc. (LA-4452): In or around January 2015, SEC opened an investigation into the resignation of Crowe Horwath LLP (“Crowe”) as Altair’s independent auditor in August 2014.  As part of its investigation, the SEC issued several subpoenas to the Company and its current and former officers relating to Crowe’s resignation and a Form 8-K filed by the Company on March 13, 2015.  On May 4, 2016, the SEC sent Altair a Wells Notice identifying possible violations of Sections 13(a) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder.  On August 29, 2016, the Company made an offer of settlement to the SEC whereby it consented to the entry of an order, without admitting or denying the findings therein except as to the SEC’s jurisdiction, that the Company:  (i) cease and desist from committing or causing violations of Sections 13(a) and 13(b)(2)B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; (ii) make certain filings with the SEC by November 15, 2016 or have the registration of its securities under the Exchange Act revoked; and (iii) pay a civil money penalty in the amount of $250,000 within 10 days of the entry of the order.  Such offer of settlement was accepted by the SEC and resulted in a Release No. 78997 dated September 29, 2016 with respect to the same. As of the balance sheet date, the Company did not have reasonable estimation of settlement amount. In August 2016, the Company paid $250,000 and deposited the funds into escrow which was paid from escrow to the SEC in October 2016. However, on November 17, 2016, the SEC found that Altair had not fully complied with the settlement agreement and issued an Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

In the matter of James Zhan v. Altairnano, Inc., Altair Nanotechnologies, Inc., Guohua Sun, and Andy Wei, Case No.: CV16-01674 (Second Judicial District Court for the State of Nevada, Washoe County). Holland & Hart is handling a case brought by the company’s former CEO, James Zhan. Mr. Zhan’s employment with Altairnano, Inc. ended on or about September 23, 2015, and he has brought a lawsuit against Altair Nanotechnologies, Altairnano, Inc., Andy Wei, and Guohua Sun (two Board members), asserting the following claims for relief: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, and (3) fraud. Because Mr. Zhan’s employment agreement contains an alternative dispute resolution clause (mediation and arbitration in Indiana, under Indiana law), we moved to compel alternative dispute resolution. The Court held the ruling in abeyance to allow the parties to participate in mediation, which took place on March 13, 2017 in Reno, Nevada. The mediation is unsuccessful, and as a result, on April 12, 2017, the parties appeared for a one-day evidentiary hearing on our motion to compel arbitration. We prevailed on the motion, and the case has been dismissed. We submitted a memorandum of costs on Friday, April 28, 2017, and we are working on a motion for attorney’s fees. At this point, it is unknown whether opposing counsel will submit a request to arbitrate. Because of the procedural status of the case, to date, we have not received an actual calculation of Mr. Zhan’s alleged damages. As of the balance sheet date, the Company has accrued $100,000 for the insurance deductible.

note 20 – subsequent events

The Company evaluated events occurring subsequent to December 31, 2016 through May 1, 2017, which represents the date the financial statements were available to be issued.

Reno Property

On January 8, 2017, the Company’s headquarters in Reno, Nevada was flooded due to an unusual weather pattern which caused the Truckee River to overflow. The Company filed a property flood insurance claim immediately. Under the insurance policy there is a required deductible of $251,604. The estimated total cost is $530,208. The Company proceeded immediately, following the flood event, to address the clean-up and repairs. We expect all replacement and repairs to be completed by the end of the second quarter of 2017.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed on page 4, on November 17, 2016, the Security Exchange Commission revoked the registration of our securities under Section 12 of the Securities Exchange Act of 1934, as amended, and we were unable to report an event that occurred (change in auditor) within four business days in a Form 8-K under Item 4.01. Accordingly, we are providing the following required disclosures under Item 4.01 of Form 8-K:

Change in Registrant's Certifying Accountant

(a)

On November 16, 2016, the Company dismissed its independent registered public accounting firm, Marcum LLP (“Marcum”), and subsequently engaged Marcum Bernstein & Pinchuk LLP (“MarucmBP”) on January 6, 2017. The decision to dismiss Marcum and engage MarcumBP was approved by the Company’s full Board of Directors (the “Board”) and the Audit Committee of the Board.

The audit reports of Marcum on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles; however, Marcum’s report on the Company’s financial statements for the year ended December 31, 2015 contained a provision concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

During the Company’s two most recent fiscal years ended December 31, 2015 and 2014, and any subsequent interim period through the date of Marcum’s dismissal, there were no: (1) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements, or (2) except for the matter relating to internal control over financial reporting described below, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the Securities and Exchange Commission (the “SEC”), during the Company’s years ended December 31, 2015 or 2014 or in any subsequent interim period.

Marcum has communicated to the Company that we did not maintain effective internal controls over financial reporting.  Specifically,

■

The Company experienced significant executive management and accounting level turnover in 2013 and 2014 which led to a lack of segregation of duties throughout the Company and resulted in a lack of controls to perform a timely review of transactions at an appropriate level of precision.

■

The Company did not implement adequate procedures and controls over the 2013, 2014 and 2015 year-end financial close and reporting process to ensure timely filings in compliance with its financial reporting requirements.

■

The Company did not implement adequate procedures and controls to appropriately evaluate routine and non-routine transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

■

The Company did not implement adequate procedures and controls to ensure accurate and timely communication with its subsidiaries in China, and as a result, led to material misstatements that were identified during the audit process.

■	The Company did not implement adequate procedures and controls to ensure the completeness and accuracy of its consolidated financial statements and related subsequent events.
■

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

■

The Company did not implement adequate procedures and controls to appropriately evaluate related party transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, our internal controls are still in a state of transition as we work to remedy the material weaknesses in our internal control over financial reporting.

The Company provided Marcum with a copy of the disclosures in this report prior to filing with the SEC. Marcum furnished to the Company a letter addressed to the SEC regarding the statements contained in this report. A copy of Marcum’s letter has been filed as Exhibit 16.1 to this report.

(b)

On January 6, 2017, the Audit Committee engaged MarcumBP as the Company's independent registered public accounting firm for the year ending December 31, 2016. In deciding to select MarcumBP, the Audit Committee reviewed auditor independence issues and existing commercial relationships with MarcumBP and concluded that MarcumBP has no commercial relationship with the Company which would impair its independence for the two most recent fiscal years ended December 31, 2015 and 2014 and through September 30, 2016. However, MarcumBP was engaged as a component auditor in connection with Marcum’s audits.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures.  Based on an evaluation consistent with by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2016 which is the end of the annual period covered by this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are not effective due to material weaknesses identified in our internal control over financial reporting.

Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures that:

■	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
■

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

■	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
■

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework of 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors.  Based on this assessment, our management identified the following material weaknesses, as of December 31, 2016:

■

The Company lacked competent accounting staff and key monitoring mechanism such as internal audit department to oversee and monitor Company’s risk management, business strategies and financial reporting procedures

■

The Company did not implement adequate procedures and controls to appropriately evaluate routine and non-routine transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

■

The Company did not implement adequate procedures and controls to ensure accurate and timely communication with its subsidiaries in China, and as a result, led to material misstatements that were identified during the audit process.

■	The Company did not implement adequate procedures and controls to ensure the completeness and accuracy of its consolidated financial statements and related subsequent events.
■

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

In response, management has changed and added personnel in our Chinese subsidiaries and in its corporate accounting function, engaged outside accounting consultants to assist with certain process and has strengthened internal controls to provide more rigorous approval, reporting and recording procedures. These actions are in the process of being tested; however, as of December 31, 2016, the controls and processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weaknesses have been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting.  Except as set forth above, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The disclosure on Item 4 of each of the Form 10-Q filed on November 16, 2016 with SEC, for the periods ended March 31, 2016 June 30, 2016 and September 30, 2016 was incomplete and is presented here below in its entirety and reviewed by Marcum LLP.

Item 4.   Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of each of the period covered by the March 31, 2016, June 30, 2016 and September 30, 2016 quarterly report on Form 10-Q (the “Quarterly Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Quarterly Evaluation Date, our disclosure controls and procedures are not effective due to the following material weaknesses were identified in our internal controls over financial reporting:

■

The Company experienced significant executive management and accounting level turnover in 2013 and 2014 which led to a lack of segregation of duties throughout the Company and resulted in a lack of controls to perform a timely review of transactions at an appropriate level of precision.

■

The Company did not implement adequate procedures and controls over the 2013, 2014 and 2015 year-end financial close and reporting process to ensure timely filings in compliance with its financial reporting requirements.

■

The Company did not implement adequate procedures and controls to appropriately evaluate routine and non-routine transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

■

The Company did not implement adequate procedures and controls to ensure accurate and timely communication with its subsidiaries in China, and as a result, led to material misstatements that were identified during the audit process.

■	The Company did not implement adequate procedures and controls to ensure the completeness and accuracy of its consolidated financial statements and related subsequent events.
■

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

■

The Company did not implement adequate procedures and controls to appropriately evaluate related party transactions, and as a result, did not detect the material misstatements that were identified during the audit process.

In response, management has changed and added personnel in our Chinese subsidiaries and in its corporate accounting function, engaged outside accounting consultants to assist with certain process and has strengthened internal controls to provide more rigorous approval, reporting and recording procedures. However, there can be no assurance of when we will be able to remediate these identified material weaknesses.

Changes in Internal Control over Financial Reporting.  Except as set forth above, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the latest quarter covered by each Form 10-Q of fiscal 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the names, officers and dates of services of our current executive officers and Directors and information on their services to the Company.

Name & Province/State and Country	Office with Company	Dates in Position or Office
Guohua Sun Zhuhai, Guangdong, China	Chief Executive Officer and Director (B)	September 23, 2015-Present (Chief Executive Officer); March 18, 2014-August 26, 2014 (Interim Chief Executive Officer); July 22, 2011-Present (Board Member)
Karen Werner Nevada, U.S.A	Interim Chief Financial Officer & Secretary	Since March 18, 2014
Yincang Wei Zhuhai, Guangdong, China	Chairman of the Board of Directors (B)	Since July 22, 2011
Guohua Wei Zhuhai, Guangdong, China	Director and General Manager of Altair China and Northern Altair	Since September 26, 2013
Zhigang Zhao Beijing, China	Director (A)	Since July 22, 2011
Yuhong Li Beijing, China	Director (A)	Since September 26, 2013
Dr. Chin Chuen Chan Washington, U.S.A	Director	Since November 28, 2012
Jun Liu British Columbia, Canada	Director (B)	Since July 22, 2011
Li Yang Flushing, NY	Director (A)	Since August 15, 2014

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

Experience:

Mr. Wei has served as the legal representative and general manager of Altair Nanotechnologies (China) Co., Ltd., and Northern Altair Nanotechnologies Co., Ltd. since September 27, 2013.  Mr. Wei served as executive director of Zhuhai Henggu New Energy Technology Co., Ltd., and head of administrative department of Huineng Investment Holdings Co., Ltd and Guangdong Yintong Investment Holdings Group Co., Ltd from 2007-2013. Mr. Wei served as the general manager assistant of Zhuhai Huayin Investment Company Limited from 2004-2007. Mr. Wei served as the general manager assistant of Beijing Yinda Transportation Investment Limited from 2001-2004. Mr. Wei is currently a director of Energy Storage Technology Group (China) Co., Ltd., Zhuhai Henggu New Energy Technology Co., Ltd and Zhuhai Yintong New Power Technology Co., Ltd.

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

Family Relationships	Mr. Yincang Wei is the uncle of Mr. Guohua Wei.

Zhigang Zhao
Age:	57

Director Since:	July 2011

Committees:	Audit Committee

Principal Occupation:	Chief Financial Officer, Borqs WOWO Limited

Experience:

Since June 2014 Mr. Zhao has worked for WOWO Limited, a B2B online e-commerce platform that provides integrated services to suppliers and customers in the foodservice industry in China. Mr. Zhao previously served as chief financial officer for Borqs International Holding Corporation from September 2012 to May 2014, a technology company that provides Android software and end-to-end service platform solutions. Prior to that, Mr. Zhao served as CFO of KingMed Diagnostics, an independent medical testing service company through May 2012. Prior to joining KingMed in January 2011, Mr. Zhao served as chief financial officer for Simcere Pharmaceutical Group (NYSE: SCR) from October 2006 to January 2011.  Mr. Zhao served as chief financial officer for Sun New Media/Hurray in China from September 2005 to October 2006, as controller for Faro Technology (Nasdaq: FARO) in the United States from September 2003 to August 2005, and as vice president of finance for 800 Travel (U.S.A), an Intrawest Company from June 1997 to August 2003.  Prior to that, Mr. Zhao worked at PriceWaterhouseCoopers in the United States as a senior auditor from September 1993 to May 1997.

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

Dr. Ching Chuen Chan
Age:	80

Director Since:	November 2012

Committees:	None

Principal Occupation:	Chief Scientist of Zhuhai YinLong NewEnergy Company Ltd.

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

Yuhong Li
Age:	50

Director Since:	Sep 2013

Committees:	Audit Committee

Principal Occupation:	Partner and Practicing Lawyer, Beijing Chang An Law Firm

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

Li Yang
Age:	60

Director Since:	Aug 2014

Committees:	Audit Committee

Principal Occupation:	Principle and Practicing Lawyer, Yang & Associates, PC

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

Background of Executive Officers

Information on Guohua Sun, our Chief Executive Officer and Andy Wei, the Chief Executive Officer of our operating subsidiary, is set forth above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2016.

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

During 2016, the Audit Committee was comprised of Zhigang (Frank) Zhao (Chair), Hong Guo and Li Yang. The Audit Committee held eight meetings via conference call during the fiscal year ended December 31, 2016. The audit committee chairman attended every meeting held during 2016, and each meeting was represented by a minimum of two members.

The Board has determined in its business judgment that each member of the Audit Committee satisfies the requirements with respect to financial literacy set forth in Nasdaq Rule 5605(c)(2)(iv); that Zhigang (Frank) Zhao is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act; that each member of the Audit Committee is independent under Rule 10A-3(b)(1)(ii) under the Exchange Act and are, as a result of their past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background, sophisticated with respect to financial matters.**

The Audit Committee’s responsibility is to assist the Board in its oversight of (a) the quality and integrity of the Company’s financial reports, (b) the independence and qualifications of the Company’s independent auditor, and (c) the compliance by the Company with legal and regulatory requirements.  Management of the Company has the responsibility for the Company’s financial statements as well as the Company’s financial reporting process, principles and internal controls.  The Company’s independent public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by us as well as certain other compensation awarded to, earned by and paid to, during the indicated fiscal years, to (a) any person who served as our Chief Executive Officer during 2016, (b) the two most highly compensated executive officers other than the Chief Executive Officer with respect to 2016 (to the extent such persons were paid more than $100,000 with respect to such years), and (c) up to two persons who would have been listed under (b) above but were not named executive officers as of the end of 2016 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)*	All Other Compensation ($)		Note	Total ($)
Guohua Sun – Chief Executive Officer (September 2015 – Present) and Interim Chief Executive Officer (March 2014 – August 2014)	2016	$20,000		$			$20,000
	2015	20,000			15,000	(1)	35,000
Karen Werner - Interim Chief Financial Officer (January 2014 – Present)	2016	150,000				(2)	150,000
	2015	149,903					149,903

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

(1)

Mr. Sun was not compensated with respect to his appointment of Interim Chief Executive officer in 2014. Other Compensation in 2015 represents compensation Mr. Sun received for his service as a director.

(2)	Ms. Werner is entitled to salary at the rate of $150,000 per annum.

Employment Agreements

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

Mr. Sun, the current Chief Executive Officer, is party to a written employment agreement and is currently entitled to a base salary of $20,000 per year through Altair China. Under Mr. Sun’s employment agreement with the Company, he is entitled to an annual base salary of not less than $20,000 (which is his current salary), with standard health and other benefits. The employment agreement does not include an agreement by the Company to grant him stock options and other equity awards. The employment agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants, and Mr. Sun is required to sign the Company’s standard agreement related to assignment of inventions. The employment agreement does not have a fixed term.

Annual Non-Equity Incentive Compensation

With respect to 2016 and, as of the date hereof, 2017, the Compensation, Governance and Nominating Committee did not approve an annual incentive bonus plan for the named executive officers and did not consult with the named executive officer or executive officers regarding target bonuses under the respective employment agreements.

Equity Incentive Compensation

No equity awards were granted to the named executive officers in 2016.

Outstanding Equity Awards at Fiscal Year-End Table

   There were no outstanding equity awards held by the named executive officers as of December 31, 2016.

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

Potential Payments upon Termination or Change-in-Control

No plan or employment agreement with any named executive officer include any provisions requiring a payment or increased payment as a result of termination of employment or a change of control.

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

Director Compensation

Summary Compensation Table. Other than Mr. Sun and Mr. Zhan, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2016:

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

With respect to 2016, the Company paid all directors who are not employees of the Company a fee of $5,000 per quarter. In addition, directors who are not employees and provide service in the following positions received the following additional fees:

Position	Additional Compensation
Audit Committee Chair	$1,500 in 2015
Other Committee Chair or Member	Determined upon formation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock the only class or series of capital stock outstanding, as of May 15, 2017 by (i) each person known by the Company to own beneficially more than 5% of our common stock; (ii) each Director of the Company; (iii) each named executive officer; and (iv) all Directors and officers of the Company as a group. This table is based upon information supplied by such officers, directors and principal stockholders to the extent they continue to maintain a relationship with the Company (and otherwise is based upon the information we last possessed or publicly disclosed information). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name of Officer or Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Guohua Sun (Chief Executive Officer and Director)	None	N/A
Karen Werner (Interim Chief Executive Officer)	None	N/A
Yincang Wei (Director)	6,172,801(3)	53.18%
Jun (Eddie) Liu (Director)	None	N/A
Zhigang Zhao (Director)	None	N/A
Yuhong Li (Director)	None	N/A
Dr. Ching Chuen Chan (Director)	None	N/A
Guohua Wei (Director)	None	N/A
Li Yang (Director)	None	N/A

All Directors and Executive Officers as a Group (14 persons)	6,207,678	53.48%

Name and Address of 5% Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Al Yousuf LLC Sheikh Zayed Rd., P.O. Box 25, Dubai, United Arab Emirates	849,828(4)	7.32%
EST China and Affiliates Villa 1, Huajing Garden, Jida, Zhuhai, Guangdong, China	6,172,801(3)	53.18%

(1)

Includes all common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before July 15, 2017 by the respective person but does not include shares issuable pursuant to options and warrants that are held by any other person.

(2)

Based on 11,606,735 shares of common stock outstanding as of May 15, 2017. Common stock underlying options, warrants or other convertible or exercisable securities are, to the extent exercisable on or before July 15, 2017, are deemed to be outstanding for purposes of calculating the percentage ownership of the owner of such convertible and exercisable securities, but not for purposes of calculating any other person’s percentage ownership.

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

(4)

Information based on an Amendment No. 2 to Schedule 13D filed by Al Yousuf LLC and its affiliates on October 8, 2010, as adjusted to reflect any subsequent consolidations of our common stock. Mr. Eqbal Al Yousuf has voting and dispository authority with respect to such shares.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation, Nominating and Governance Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company.  Security holders have approved all option plans.  The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at December 31, 2016 and 2015.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,484	$50.00	1,187,849
Equity compensation plans not approved by security holders	None	N/A	None
Total	20,484	$50.00	1,187,849

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

 Related Party Transactions

Set forth below is information on transactions, other than employment arrangements with officers, entered into between the Company and certain related persons since January 1, 2016 and selected prior transactions with continuing significance:

Investor Rights. On July 22, 2011, the Company and EST China completed the sale by the Company, and the purchase by EST China of 6,172,801 shares of common stock of the Company at a purchase price of $9.32 per share, or $57.5 million in the aggregate, pursuant to the Share Subscription Agreement dated September 20, 2010 between the Company and Canon Investment Holdings, Ltd. As a result of the closing under the Share Subscription Agreement, a change of control in the Company occurred.  EST China, which is controlled by Mr. Yincang Wei, owns 53.18% of the outstanding common stock of the Company.  In addition, pursuant to the Investor Rights Agreement, the Company has granted certain rights to Canon, including (i) rights to representation on the Board of Directors proportionate with ownership, (ii) the right to cause the Company to file a shelf registration statement two years after closing, together with certain demand and piggy-back registration rights, (iii) certain indemnification rights related to the registration rights, and (iv) an option to purchase common stock of the Company at market price in an amount sufficient to maintain proportionate ownership in connection with future dilutive issuances.

Loan Transactions. During 2016, there were several loans between Northern Altair and certain affiliated entities. The table below set forth the loans or trade acceptance balance between Northern Altair and certain affiliated entities as of the dates specified:

Related Party	As of December 31, 2016	Note
Amounts Owed To Northern Altair
Hebei Yinlong New Energy Co., Ltd	$15,119	(1)

Amounts Owed By Northern Altair
Zhuhai Yinlong New Energy Co., Ltd	$56,382	(2)

(1) Represents the balance of a loan owed by the specified related party to Northern Altair. All such loans are non-interest bearing and due on demand.

(2) Represents the balance of a loan or trade acceptance owed by Northern Altair to such related party. All such loans are non-interest bearing and due on demand.

Related Party Structure. Mr. Yincang Wei (individual) owns 100% of Hui Neng Investment Holdings Ltd (HK), formally Canon Investment Holdings, Ltd., who owns 57.5% of Zhuhai Yinlong; who owns 100% of EST China; who owns 53.18% of Altair Nanotechnologies Inc. Zhuhai Yinlong also owns 100% of Hebei Yinlong and Zhuhai Guangtong, of which both are EV Bus manufacturing companies, Shijiazhuang Zhongbo Auto Co., Ltd., and Zhuhai Yinlong Electronic Co., Ltd.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by our Independent Registered Public Accountants

Marcum LLP served as our independent registered public accountants from April 2, 2015 through November 16, 2016. On January 6, 2017, the Audit Committee approved the engagement of MarcumBP as the Company’s independent registered accounting firm for the year ending December 31, 2016. This action effectively amounted to fees for professional services rendered as follows:

	2016	2015
	MarcumBP	Marcum LLP

Audit fees	$300,000	$906,532
Audit-related fees	Nil	Nil
Tax fees	50,000	50,000
All other fees	Nil	Nil
	$350,000	$956,532

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of the financial statements included in our annual and quarterly reports for the annual and quarterly periods during the 2016 and 2015 fiscal years.

 Audit-related Fees

During the 2016 and 2015 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2016 fiscal years.

Tax Fees

Our independent registered public accountants did provide services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015.

All Other Fees

Our independent registered public accountants did provide other products and services disclosed in the table above during the 2016 and 2015 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

All work performed by our independent registered public accountants for us in 2016 and 2015 was pre-approved by the Audit Committee. None of the work performed by our independent registered public accounts during 2016 or 2015 was approved in reliance upon paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

Date: May 18, 2017

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Signature	Title	Date

/s/ Guohua Sun	Chief Executive Officer	May 18, 2017
Guohua Sun	(Principal Executive Officer)
and Director

/s/ Karen Werner Karen Werner	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	May 18, 2017

/s/ Yincang Wei	Chairman of the Board	May 18, 2017
Yincang Wei

/s/ Zhigang Zhao	Director	May 18, 2017
Frank Zhao

/s/ Yuhong Li	Director	May 18, 2017
Yuhong Li

/s/ Jun Liu	Director	May 18, 2017
Jun Liu

/s/ Guohua Wei	Director and General Manager of Altair China and Northern Altair	May 18, 2017
Guohua Wei

/s/ Dr Ching Chuen Chan	Director	May 18, 2017
Dr. Ching Chuen Chan

/s/ Li Yang (Director)	Director	May 18, 2017
Li Yang

 Exhibit Index

Exhibit No.	Description	Incorporated by Reference/ Filed Herewith (and Sequential Page #)
3.1	Certificate of Incorporation, as amended	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012. **
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **
4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2012. **
4.2	Revised Amended and Restated Shareholder Rights Agreement dated May 31, 2012 with Registrar and Transfer Company	Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the SEC on July 10, 2012. **
10.1	1998 Altair International Inc. Stock Option Plan***	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on May 12, 1998. **
10.2	Altair Nanotechnologies Inc. 2005 Stock Incentive Plan (Second Amended and Restated)***	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on June 23, 2011. **
10.3	Standard Form of Stock Option Agreement under 2005 Stock Incentive Plan***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007. **
10.4	Standard Form of Stock Option Agreement for Executives under 2005 Stock incentive Plan ***	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008. **
10.5	Standard Form of Director’s Indemnification Agreement***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2008. **
10.6	Registration Rights Agreement dated November 29, 2007 with Al Yousuf LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2007. **
10.7.1	Amendment No. 1 to Registration Rights Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.7.2	Amendment No. 2 to Registration Rights Agreement with Al Yousuf, LLC dated August 14, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2009. **
10.8	Stock Purchase and Settlement Agreement with Al Yousuf, LLC dated as of September 30, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. **
10.9	Share Subscription Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.10.1	First Amendment to Share Subscription Agreement dated February 16, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 16, 2011. **
10.10.2	Second Amendment to Share Subscription Agreement dated May 17, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 17, 2011. **
10.10.3	Third Amendment to Share Subscription Agreement dated June 3, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 3, 2011. **

10.10.4	Fourth Amendment to Share Subscription Agreement dated June 20, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 21, 2011. **
10.10.5	Fifth Amendment to Share Subscription Agreement dated July 21, 2011 with Canon Investment Holdings Limited	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 25, 2011. **
10.11	Investor Rights Agreement dated September 20, 2010 with Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. **
10.12	Waiver and Rights Agreement dated September 20, 2010 with Al Yousuf LLC and Canon Investment Holdings Limited	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010 **
10.13	Note Secured By a Deed of Trust dated as of July 25, 2012 with Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.14	Deed of Trust dated as of July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.15	Guaranty dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.16	Hazardous Material Indemnity Agreement dated July 25, 2012 in favor of Suncrest Homes 30, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2012. **
10.17	Land Contract dated October 19, 2012 with Bank of China Limited, Seoul Branch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012. **
10.18	Contract on Assignment of State-owned Construction Land Use Right dated as of October 31, 2012 with Wu’an City	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012. **
10.19	Contract on Assignment of State-owned Construction Land Use Right with Land and Resources Bureau of Wu’an City.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 7, 2013**
10.20	Building Lease dated January 27, 2015 with Flagship Enterprise Center, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 2, 2015. **
10.20.1	Lease Settlement Agreement dated March 11, 2016	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016.**

10.21	Current Fund Loan Contract dated September 4, 2014 with Bank of Handan Wu’an Branch	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.22	Loan Contract of Association dated September 5, 2014 with Wu’an Rural Credit Cooperative Union, Handan Fengfeng Mine Rural Credit Cooperative and Daming County Rural Credit Cooperative	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.23	Loan Contract of Association dated November 6, 2014 with Cixian Rural Credit Cooperative Union and Wu’an Rural Credit Cooperative Union	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.24	Current Capital Loan Contract dated September 24, 2015 with Wu’an Branch Bank of Handan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.25	Current Capital Loan Contract dated September 28, 2015 with Wu’an Branch Bank of Handan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.26	Discount Agreement of Bank Acceptance Bill dated November 16, 2015 with Anshan Rural Commercial Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.27	Current Capital Loan Contract dated May 6, 2016 with Wu’an Branch of Handan Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.28	Pledge Contract of Rights dated May 6, 2016 with Wu’an Branch of Handan Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.29	Deposit Contract dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.30	Repurchase Agreement dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.31	Manufacture Rebate Contract dated July 6, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.32	Deposit Contract dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.33	Repurchase Agreement dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **

10.34	Manufacture Rebate Contract dated June 10, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.35	Deposit Contract dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.36	Repurchase Agreement dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.37	Manufacture Rebate Contract dated January 20, 2015 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.38	Deposit Contract dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.39	Repurchase Agreement dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.40	Manufacture Rebate Contract dated August 12, 2014 with Minsheng Financial Leasing Co., Ltd. and Handan Public Transport Corporation*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.41	Purchasing and Sales Contract of Electric Bus Products dated May 13, 2014 with Handan Bus Corporation*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.42	Transfer Contract for State-owned Construction Land Use Right C1304812014004 dated March 3, 2014 with Wu’an City Land and Resources Bureau	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.43	Transfer Contract for State-owned Construction Land Use Right C13048120140002 dated March 3, 2014 with Wu’an City Land and Resources Bureau	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.44	Transfer Contract for State-owned Construction Land Use Right dated April 20, 2015 with Wu’an City Land and Resources Bureau	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.45	Guohua Sun Employment Agreement***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.46	Agreement with Wu’an Municipality and Handan Municipality dated April 19, 2012*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2012. **
10.47	Loan Contract for Working Capital dated March 15, 2016	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **

10.48	Complementary Agreement of Land Mortgage Loan Contract dated January 1, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.49	Land Mortgage Loan Contract dated August 5, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.50	Capital Inter-Banking Lending Contract dated January 1, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2016. **
10.51	Wu'an Rural Credit Cooperative Land Mortgage Loan Contract dated December 19, 2016	Filed herewith.
16.1	Marcum LLP Letter	Filed herewith.
21	List of Subsidiaries	Incorporated by reference from Item 1 of this report.
31.1	Rule 13-14(a)/15d-14a Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13-14(a)/15d-15a Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.
101	Attached as Exhibit 101 are the following documents in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015 and (iv) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2015 to December 31, 2016, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith.

*Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.

** SEC File No 1-12497

*** Indicates management contract or compensatory plan or arrangement.